Form 10-Q
period 2000-06-30
WRC MEDIA INC; WEEKLY READER CORP; COMPASSLEARNING INC
filed 2000-08-11
CIK 1102329, 884403, 1028115

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________ TO ___________

       Commission File No. 333-                 Commission File No. 333-                Commission File No. 333-
                 96119                                  96119-01                                96119-04
            WRC MEDIA INC.                            WEEKLY READER                       COMPASSLEARNING, INC.
                                                       CORPORATION

     (Exact name of registrant as             (Exact name of registrant as            (Exact name of registrant as
       specified in its charter)                specified in its charter)               specified in its charter)

               DELAWARE                                 DELAWARE                                DELAWARE
    (State or other jurisdiction of          (State or other jurisdiction of         (State or other jurisdiction of
    incorporation or organization)           incorporation or organization)          incorporation or organization)

              13-4066536                               13-3603780                              13-4066535
    (I.R.S. Employer Identification          (I.R.S. Employer Identification         (I.R.S. Employer Identification
                Number)                                  Number)                                 Number)

           1 ROCKEFELLER PLAZA, 32ND FLOOR, NEW YORK, NEW YORK 10020

                   (Address of Principal Executive Offices)

                                     10020

                                  (Zip Code)

      Registrant's Telephone Number, including area code: (212) 582-6700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No X --- -

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common stock, par value $0.01 per share, as of June 30, 2000 were:

WRC MEDIA INC. Common Stock:                                         6,855,853
WEEKLY READER CORPORATION Common Stock:                              2,830,000

COMPASSLEARNING, INC. Common Stock                                      10,000


                               TABLE OF CONTENTS
                                                                                   Page
                                                                                   ----
PART I   FINANCIAL INFORMATION                                                     1
Item 1   FINANCIAL STATEMENTS:
         WRC Media Inc. and subsidiaries condensed consolidated balance sheets     2
         WRC Media Inc. and subsidiaries condensed consolidated statement
          of operations for the three months ended June 30, 2000                   3
         WRC Media Inc. and subsidiaries condensed consolidated statement
          of operations for the six months ended June 30, 2000                     4
         WRC Media Inc. and subsidiaries condensed consolidated statement of
          cash flows for the six months ended June 30, 2000                        5
         WRC Media Inc. notes to condensed consolidated financial
          statements                                                               6

         Weekly Reader Corporation and subsidiaries condensed consolidated
          balance sheets                                                           7
         Weekly Reader Corporation and subsidiaries condensed consolidated
          statement of operations for the three months ended June 30, 2000         8
         Weekly Reader Corporation and subsidiaries condensed consolidated
          statement of operations for the six months ended June 30, 2000           9
         Weekly Reader Corporation and subsidiaries condensed consolidated
          statement of cash flows for the six months ended June 30, 2000          10
         Weekly Reader Corporation and subsidiaries notes to condensed
          consolidated financial statements                                       11
         CompassLearning, Inc. condensed balance sheets                           12
         CompassLearning, Inc. with Predecessor condensed statement of            13
          operations for the three months ended June 30, 2000
         CompassLearning, Inc. with Predecessor condensed statement of            14
          operations for the six months ended June 30, 2000
         CompassLearning, Inc. with Predecessor condensed statement of            15
          cash flows for the six months ended June 30, 2000
         CompassLearning, Inc. notes to condensed financial statements            16


                               TABLE OF CONTENTS

Item 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL            17
                CONDITION AND RESULTS OF OPERATIONS
Item 3          QUANTITATIVE AND QUALITATIVE DISCLOSURES                     34
                ABOUT MARKET RISK

PART II         OTHER INFORMATION                                            35
Item 1.         LEGAL PROCEEDINGS                                            35
Item 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS                    35
Item 3.         DEFAULTS UPON SENIOR SECURITIES                              35
Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          35
Item 5.         OTHER INFORMATION                                            35
Item 6.         EXHIBITS AND REPORTS ON FORM 8-K                             36

Signatures                                                                   39

                         PART I FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                        WRC MEDIA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)



                                                                    December 31,           June 30,
                                                                        1999                 2000
ASSETS                                                              -----------          ----------
Current assets:                                                                          (Unaudited)
  Cash and cash equivalents                                       $    15,521        $       5,129
  Accounts Receivable, net                                             47,394               53,406
  Inventories, net                                                     14,682               13,555
  Prepaid expenses                                                      2,961                2,951
  Other current assets                                                 20,258               19,851
                                                                      -------               ------
       Total current assets                                           100,816               94,892

Property and equipment, net                                             7,898                8,473
Purchased software, net                                                 6,566                5,637
Goodwill, net                                                         295,384              258,261
Deferred financing costs, net                                           7,843                7,265
Identified intangible assets, net                                     153,676              175,021
Other assets                                                               46                   18
                                                                      -------              -------
     Total Assets                                                 $   572,229    $         549,567
                                                                      =======              =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                                $     21,999   $           11,259
  Accrued payroll, commissions and benefits                             10,917                9,284
  Current portion of deferred revenue                                   35,961               40,012
  Other accrued liabilities                                             38,990               42,527
  Current portion of long term debt                                      2,939                3,713
                                                                       -------              -------
     Total current liabilities                                         110,806              106,795

Deferred revenue, net of current portion                                 1,780                1,918
Due to related party                                                     2,946                2,946
Long-term debt                                                         273,617              285,750
Other long-term liabilities                                                 14                    -
                                                                       -------              -------
     Total liabilities                                                 389,163              397,409
                                                                       -------              -------
15% Series B preferred stock subject to redemption,
Including accrued dividends and accretion of warrant value              64,767               71,057
                                                                       -------              -------
Warrants on preferred stock                                             11,751               11,751
                                                                       -------              -------
Common stock subject to redemption                                       1,265                1,265
                                                                       -------              -------
Stockholders' equity:
  Common stock, ($.01 par value, 20,000,000 shares authorized;
  6,855,853 shares outstanding)                                             69                   69
  Additional paid-in capital                                           126,063              126,063
  Accumulated deficit                                                  (20,849)             (58,034)
 Comprehensive loss                                                          -                  (13)
                                                                       -------              -------
    Total stockholders' equity                                         105,283               68,085
                                                                       -------              -------
    Total liabilities and stockholders' equity                    $    572,229   $          549,567
                                                                       =======              =======

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.



                        WRC MEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   For the three months ended June 30, 2000
                            (dollars in thousands)
                                  (Unaudited)

Sales, net                                                           $  48,847

Cost of goods sold                                                      14,476
                                                         ----------------------

Gross profit                                                            34,371

Operating costs and expenses:
  Sales and marketing                                                   11,117
  Research and development                                               2,156
  Distribution, circulation and fulfillment                              2,162
  Editorial                                                              2,418
  General and administrative                                             6,654
  Depreciation and amortization                                         20,045
                                                         ----------------------

Total operating costs and expenses                                      44,552

Loss from operations                                                   (10,181)

Interest expense, net including amortization
 of deferred financing costs                                            (8,796)
Other, net                                                                   3
                                                         ----------------------

Loss before income tax expense                                         (18,974)

Income tax provision                                                       301
                                                         ----------------------

Net loss                                                              $(19,275)
                                                         ======================


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                        WRC MEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    For the six months ended June 30, 2000
                            (dollars in thousands)
                                  (Unaudited)

Sales, net                                                         $    97,286

Cost of goods sold                                                      30,115
                                                       ------------------------

Gross profit                                                            67,171

Operating costs and expenses:
  Sales and marketing                                                   22,993
  Research and development                                               4,259
  Distribution, circulation and fulfillment                              5,335
  Editorial                                                              4,905
  General and administrative                                            13,978
  Depreciation and amortization                                         28,710
                                                       ------------------------
Total operating costs and expenses                                      80,180

Loss from operations                                                   (13,009)

Interest expense, net including amortization
 of deferred financing costs                                           (17,150)
Other, net                                                                  14
                                                       ------------------------

Loss before income tax expense                                         (30,145)

Income tax provision                                                       751
                                                       ------------------------

Net loss                                                           $   (30,896)
                                                       ========================


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                        WRC MEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the six months ended June 30, 2000
                            (dollars in thousands)
                                  (Unaudited)

Cash flows from operating activities:

  Net loss                                                         $    (30,896)
  Adjustments to reconcile net loss to cash
   provided by operating activities-
  Depreciation and amortization                                          29,980
  Amortization of deferred financing fees                                   453
  Accretion of stock discount                                               148
  Changes in assets and liabilities-
  Increase in accounts receivable                                        (6,011)
  Decrease in inventories                                                 1,126
  Decrease in prepaid expenses and other current assets                     409
  Increase in other noncurrent assets                                   (10,393)
  Decrease in accounts payable                                          (10,745)
  Increase in deferred revenue                                            4,193
  Increase in current and noncurrent accrued liabilities                  2,480
                                                              -----------------
Net cash used in operating activities                                   (19,256)
                                                              -----------------
Cash flows from investing activities:

  Capital expenditures                                                   (3,861)
                                                              -----------------
  Net cash used in investing activities                                  (3,861)
                                                              -----------------
Cash Flows from financing activities:

  Proceeds from revolving line of credit                                 14,000
  Retirement of senior bank debt                                         (1,275)
                                                              -----------------
Net cash provided by financing activities                                12,725
                                                              -----------------
Decrease in cash and cash equivalents                                   (10,392)

Cash and cash equivalents, beginning of period                           15,521
                                                              -----------------
Cash and cash equivalents, end of period                           $      5,129
                                                              =================

Supplemental disclosure of cash flow information:

Cash paid during the period for interest                           $     15,726
                                                              =================


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                        WRC MEDIA INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)
                                  (Unaudited)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS ORGANIZATION

The accompanying consolidated financial statements include the accounts of WRC Media, Inc. ("WRC Media") and its subsidiaries, Weekly Reader Corporation, and CompassLearning, Inc. The term "Company" refers to WRC Media and its subsidiaries.

WRC Media was incorporated on May 14, 1999. On July 14, 1999, WRC Media acquired CompassLearning, Inc. in a business combination accounted for as a purchase.

On November 17, 1999, WRC Media completed the recapitalization and purchase of Weekly Reader Corporation and its subsidiaries. As a result of these transactions, WRC Media owns 94.9% and PRIMEDIA INC. owns 5.1% of the common stock of the Weekly Reader Corporation.

In June 2000 the Company consummated an exchange offer of its outstanding, unregistered, unsecured 12 3/4% senior subordinated notes due 2009 for substantially identical unsecured 12 3/4 % senior subordinated notes due 2009.

The separate financial statements of the Subsidiary Guarantors have not been included because (i) the Subsidiary Guarantors constitute all of the Company's direct and indirect subsidiaries, (ii) the Subsidiary Guarantors have fully and unconditionally guaranteed the Company's obligations on a joint and several basis; (iii) the Company has no operations and its ability to service its debt is dependent on the operations of its subsidiaries.

All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments consist of only normal recurring adjustments necessary to present the results of operations and cash flows for the periods fairly.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted.

These condensed consolidated financial statements should be read in conjunction with WRC Media, Inc. and Subsidiaries annual financial statements and related notes for the year ended December 31, 1999. The operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for a full year.

During the three months ended June 30, 2000 the Company adjusted the preliminary allocation of the purchase cost that was allocated to major categories of assets and liabilities acquired based on estimated fair market values as of December 31, 1999. This adjustment to the allocation of purchase cost was based on upon a preliminary appraisal which is still in process. It is anticipated that the final appraisal will be completed in the company's third quarter at which time the Company will re-evaluate its allocation of purchase price and determine whether retroactive application of any revisions to the purchase price allocation is required.

                  WEEKLY READER CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                                                      December 31,         June 30,
                                                                         1999                2000
                                                                      -----------        -----------
                                                                                         (Unaudited)
ASSETS
Current assets:

  Cash                                                              $   14,143         $    5,008
  Accounts receivable, net                                              27,440             32,007
  Inventories, net                                                      13,952             12,712
  Due from related party                                                   500                  -
  Prepaid Expenses                                                       1,642              2,430
  Other current assets                                                  20,234             19,836
                                                                     ---------          ---------
Total current assets                                                    77,911             71,993

Due from related party                                                       -             19,110
Property and equipment, net                                              6,245              5,747
Other intangible assets, net                                            44,338             43,522
Excess of purchase price over net assets acquired, net                 107,801            106,349
Other non-current assets                                                    46                 18
                                                                     ---------          ---------
Total assets                                                        $  236,341         $  246,739
                                                                     =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                                  $   19,491         $    8,584
  Deferred revenue                                                      18,989             27,181
  Accrued expenses and other                                            36,274             33,914
  Current portion of long term debt                                      2,939              3,713
                                                                     ---------          ---------
Total current liabilities                                               77,693             73,392

Long-term debt                                                         273,617            285,750
Commitments and contingencies
Redeemable preferred stock, plus accrued dividends                      76,406             82,245
Stockholders deficit:
Common stock ($.01 par value, 20,000,000 shares
authorized; 2,830,000 shares issued)                                        28                 28
Class A non-voting common stock ($.01 par value,
1,000,000 shares authorized , no shares issued or outstanding)               -                  -
Class B non-voting common stock ($.01 par value,
1,000,000 shares authorized , no shares issued or outstanding)               -                  -
Additional paid in capital                                               9,133              9,133
Due from parent                                                        (68,684)           (59,350)
Accumulated deficit                                                   (131,852)          (144,459)
                                                                     ---------          ---------
Total stockholders' deficit                                           (191,375)          (194,648)

Total liabilities and stockholders' deficit                         $  236,341         $  246,739
                                                                     =========          =========


The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                  WEEKLY READER CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the three months ended June 30
                            (dollars in thousands)
                                  (Unaudited)

                                                     1999                 2000
                                                     ----                 ----

Sales, net                                       $  28,735            $  29,269

Cost of goods sold                                   7,681                8,363
                                                  --------              -------
Gross profit                                        21,054               20,906

Operating costs and expenses:
  Marketing and selling                              4,441                5,091
  Distribution, circulation and fulfillment          2,162                2,162
  Editorial                                          2,303                2,418
  General and administrative                         3,864                4,258
  Corporate and group overhead                       2,908                  641
  Depreciation and amortization                      3,995                3,721
                                                  --------              -------
Total operating costs and expenses                  19,673               18,291
Income from operations                               1,381                2,615
Other income (expense):
  Interest expense, including amortization
   of deferred financing costs                      (3,437)              (8,466)
  Other, net                                            42                 (45)
                                                  --------              -------
Loss before income tax expense                      (2,014)              (5,896)

Income tax provision                                     -                  301
                                                  ---------             --------
Net loss                                        $   (2,014)          $   (6,197)
                                                  =========             ========


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  WEEKLY READER CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the six months ended June 30
                            (dollars in thousands)
                                  (Unaudited)

                                                     1999                2000
                                                    -----                ----
Sales, net                                       $  61,834           $  64,977

Cost of goods sold                                  15,968              18,066
                                                  --------            ---------

Gross profit                                        45,866              46,911

Operating costs and expenses:
  Marketing and selling                             10,349              11,007
  Distribution, circulation and fulfillment          5,212               5,335
  Editorial                                          4,765               4,905
  General and administrative                         7,441               8,640
  Corporate and group overhead                       4,514               1,508
  Depreciation and amortization                      7,986               7,434
                                                  --------            ---------
Total operating costs and expenses                  40,267              38,829
Income from operations                               5,599               8,082
Other income (expense):
  Interest expense, including amortization
   of deferred financing costs                      (6,770)            (16,694)
  Other, net                                          (529)                  -
                                                  --------            ---------
Loss before income tax expense                      (1,700)             (8,612)

Income tax provision                                     -                 751
                                                  --------            ---------
Net loss                                        $   (1,700)         $   (9,363)
                                                  =========           =========


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  WEEKLY READER CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       For the six months ended June 30
                            (dollars in thousands)
                                  (Unaudited)

                                                     1999             2000
                                                     ----            -----
Cash flows from operating activities:

Net loss                                        $   (1,700)      $   (9,363)

Adjustments to reconcile net income
 (loss) to net cash used in operating
  activities:
  Depreciation and amortization                      7,986            7,434
  Amortization of deferred financing fees               93                -
Changes in operating assets and liabilities:
  (Increase) decrease in-
    Accounts receivable                             (7,960)          (4,567)
    Inventories                                       (223)           1,239
    Prepaid expenses                                   119             (787)
    Other assets                                    (1,068)          (2,347)
 Increase (decrease) in-
    Accounts payable                                (7,969)         (10,912)
    Deferred revenue                                 4,381            8,195
    Accrued expenses and other liabilities            (685)             (89)
                                                   --------        ---------
 Net cash used in operating activities              (7,026)         (11,197)
                                                   --------        ---------

Cash flows from investing activities:

  Additions to property, equipment and other, net   (2,460)          (2,454)
  Net cash used in investing activities             (2,460)          (2,454)

Cash flows from financing activities:

  Proceeds from revolving line of credit                 -           14,000
  Retirement of senior bank debt                         -           (1,275)
  Payment of financing fees                           (171)               -
  Intercompany, net                                  8,686          (8,209)
                                                   --------       ---------
  Net cash provided by financing activities          8,515            4,516
                                                   --------       ---------

Change in Cash                                        (971)          (9,135)

Cash, beginning of period                            1,964           14,143
                                                   --------       ---------

Cash, end of period                                $   993           $5,008
                                                   ========
Supplemental disclosure of cash flow information:

Cash paid during the period for interest           $ 6,698        $  15,726
                                                   --------       ---------


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  WEEKLY READER CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)
                                  (Unaudited)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS ORGANIZATION

Weekly Reader Corporation ("Weekly Reader" or the "Company"), PRIMEDIA Reference, Inc. ("PRI") and American Guidance Services, Inc. ("American Guidance") were wholly-owned subsidiaries of PRIMEDIA Inc. ("PRIMEDIA"). On August 13, 1999, PRIMEDIA entered into a Redemption, Stock Purchase and Recapitalization Agreement (as amended as of October 6, 1999, the "Recapitalization Agreement") with WRC Media Inc., formerly EAC II Inc. ("WRC Media"). The terms of the Recapitalization Agreement required that all of the outstanding capital stock of PRI and American Guidance be contributed to Weekly Reader prior to WRC Media's purchase of majority interest in Weekly Reader for a purchase price of $395,000. The presentation of these financial statements reflects the capital contribution made by PRIMEDIA to Weekly Reader of all the PRI and American Guidance shares at their historical carrying values. In addition, on October 5, 1999, the authorized capital of Weekly Reader was amended to consist of 20,000,000 shares of common stock, par value $.01/share, and Weekly Reader declared a 10,000-for- one stock split effective on October 5, 1999. This amendment was retroactively reflected on the financial statements. On November 17, 1999 WRC Media completed its recapitalization of Weekly Reader. The consolidated financial statements include the accounts of Weekly Reader and its subsidiary, Lifetime Learning System, Inc. ("Lifetime Learning"), PRI and its subsidiaries, Funk & Wagnalls Yearbook Corporation and Gareth Stevens, Inc. ("Gareth Stevens"), and American Guidance and its subsidiary, AGS International Sales, Inc. (collectively referred to as "Weekly Reader Corporation"). As a result of the recapitalization, WRC Media now owns 94.9% and PRIMEDIA owns 5.1% of the common stock of Weekly Reader Corporation. On November 17, 1999 PRI legally changed its name to World Almanac Education Group ("WAE").

All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments consist of only normal recurring adjustments necessary to present the results of operations and cash flows for the periods fairly.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted.

These condensed consolidated financial statements should be read in conjunction with Weekly Reader Corporation and Subsidiaries annual financial statements and related notes for the year ended December 31, 1999. The operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for a full year.

                             COMPASSLEARNING, INC.
                           CONDENSED BALANCE SHEETS
                            (dollars in thousands)

                                                December         June 30,
                                                31, 1999          2000
                                                --------       ----------
ASSETS                                                         (Unaudited)
Current assets:

  Cash                                             $ 102           $ 121
  Accounts receivable, net                        19,954          21,398
  Due from parent                                    598               -
  Inventories, net                                   730             843
  Prepaid expenses                                 1,319             521
  Other current assets                                24              15
                                               ---------       ---------
Total current assets                              22,727          22,898
Intercompany payable, net                                         (7,546)
Purchased software, net                            6,566           5,637
Other acquired intangible assets, net             48,156          43,868
Fixed assets, net                                  1,653           2,726
                                               ---------       ---------

Total assets                                     $79,102         $67,583
                                               =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:

  Accounts payable                               $ 2,508         $ 2,675
  Due to related party                               500               -
  Accrued salaries and related items               5,895           4,716
  Other accrued liabilities                       10,795           4,862
  Current portion of deferred revenue             16,971          12,831
  Current portion of long-term debt                2,939           3,713
                                               ---------       ---------
Total current liabilities                         39,608          28,797

Deferred revenue, net of current portion           1,780           1,918
Long-term debt                                   273,617         285,750
Due to related party                               2,160           2,160
Other long-term liabilities                           15               -
                                               ---------       ---------

Total liabilities                                317,180         318,625
                                               ----------      ---------

Commitments and contingencies Stockholders' deficit:

Preferred stock, ($.01 par value, 10,000,000
  shares authorized,no shares issued
  and outstanding)                                     -               -
Class A common stock, ($.01 par value,
  20,000 shares authorized,
  10,000 shares issued and outstanding)                -               -
Additional paid-in capital                        31,316          31,316
Accumulated deficit                              (18,708)        (39,718)
Due from parent                                 (250,674)       (242,618)
Cumulative other comprehensive loss                  (12)            (22)
                                                ---------       ---------

Total stockholders' deficit                     (238,078)       (251,042)
                                               ---------       ---------

Total liabilities and stockholders' deficit    $  79,102       $  67,583
                                               =========       =========


The accompanying notes to condensed financial statements are an integral part of these balance sheets.

                    COMPASSLEARNING, INC. WITH PREDECESSOR
                     CONDENSED STATEMENTS OF OPERATIONS
                      For the three months ended June 30
                            (dollars in thousands)

                                                 Predecessor
                                                     1999                2000
                                                 -----------         ----------
                                                                     (Unaudited)

Revenue, net                                      $ 18,813            $  19,578

Cost of products sold                                6,316                6,113
                                                  --------            ----------

Gross Profit                                        12,497               13,465

Operating expenses:
  Sales and marketing                                5,754                6,026
  Research and development                           1,863                2,156
  General and administrative                         1,773                1,540
  Corporate overhead                                     -                  215
  Amortization of intangible assets                     59                2,148
                                                  --------            ----------
Total operating costs and expenses                   9,449               12,085

Income from operations                               3,048                1,380

Interest expense, net                               (1,353)              (8,551)
Other income, net                                        1                    3
                                                  --------            ----------

Income (loss) before income tax expense              1,696               (7,168)

Income tax expense                                      21                    -
                                                  --------            ----------

Net income (loss)                                 $  1,675            $  (7,168)
                                                  --------            ----------


The accompanying notes to condensed financial statements are an integral part of these statements.

                    COMPASSLEARNING, INC. WITH PREDECESSOR
                       CONDENSED STATEMENTS OF OPERATIONS
                       For the six months ended June 30
                            (dollars in thousands)

                                                Predecessor
                                                    1999               2000
                                                ----------           ----------
                                                                     (Unaudited)

Revenue, net                                     $  32,395          $   32,309

Cost of products sold                               12,670              12,049
                                                  --------            ---------

Gross Profit                                        19,725              20,260

Operating expenses:
  Sales and marketing                               10,688              11,986
  Research and development                           3,602               4,259
  General and administrative                         3,708               3,326
  Corporate overhead                                     -                 504
  Amortization of intangible assets                    120               4,287
                                                  --------            ---------
Total operating costs and expenses                  18,118              24,362

Income (loss) from operations                        1,607              (4,102)

Interest expense, net                               (2,662)            (16,778)
Other income, net                                      405                  14
                                                  --------            ---------

Loss before income tax expense                       (650)             (20,866)

Income tax expense                                     21                    -
                                                  --------            ---------

Net loss                                          $  (671)          $  (20,866)
                                                  ========           ==========


The accompanying notes to condensed financial statements are an integral part of these statements.

                     COMPASSLERNING, INC. WITH PREDECESSOR
                        CONDENSED STATEMENTS OF CASH FLOWS
                       For the six months ended June 30
                            (dollars in thousands)

                                                Predecessor
                                                   1999              2000
                                                -----------       ----------
                                                                  (Unaudited)
Cash flows from operating activities:

  Net loss                                         $  (671)         $   (20,866)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation and amortization                      1,615                5,552
  Amortization of deferred financing fees              191                    -
  Changes in assets and liabilities:
    Decrease in accounts receivable                   (641)              (1,444)
    Decrease in inventories                            356                (113)
    Decrease in prepaid expenses                     1,243                  798
    Increase (decrease) in accounts payable              9                  167
    (Decrease) in deferred revenue                  (5,278)              (4,002)
    (Decrease) in other accrued liabilities and
 other long-term liabilites                         (2,092)              (3,090)
                                                  --------            ---------

Net cash used in operating activities               (5,268)             (22,998)
                                                  --------            ---------

Cash flows from investing activities:

  Capital expenditures                                (137)              (1,407)
                                                  --------            ---------

 Net cash used in investing activities                (137)              (1,407)
                                                  --------            ---------

Cash flows from financing activities:

  Proceeds from revolving line of credit             5,405                    -
  Change in intercompany balances                        -               24,424
                                                  --------            ---------

      Net cash provided by financing activities      5,405               24,424
                                                  --------            ---------

Change in Cash                                           -                   19

Cash, beginning of period                                -                  102
                                                  --------            ---------

Cash, end of period                                $     -          $       121
                                                  ========            =========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest           $   319          $    15,726
                                                  ========            =========


The accompanying notes to condensed financial statements are an integral part of these statements.

                             COMPASSLEARNING, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
               (dollars in thousands, except per share amounts)
                                  (Unaudited)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS ORGANIZATION

CompassLearning, Inc. (the "Company", formerly JLC Learning Corporation and formerly EAC I Inc.) is a leading provider of technology-based educational programs to schools and school districts for kindergarten through twelfth grade. Prior to July 14, 1999, the Company's predecessor (the "Predecessor") was a wholly-owned subsidiary of Software Systems Corporation ("SSC"), a wholly-owned subsidiary of JLC Learning Holdings, Inc. ("Holdings").

The Predecessor was acquired by WRC Media, Inc. (the "Parent") on July 14, 1999 (the "Purchase Date"). The Securities and Exchange Commission deems an acquired business to be a predecessor when the acquirer is in substantially the same business of the entity acquired and the acquirer's own operations prior to the acquisition appear insignificant relative to the business acquired. Accordingly, the accompanying financial statements for the six months ended June 30, 1999 are of the Predecessor, while the financial statements for the six months ended June 30, 2000 are of the Company. The purchase method of accounting was used to record the assets acquired and liabilities assumed by the Company. Such accounting generally results in the acquirer recording the assets purchased and liabilities assumed at fair value, which results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows of two separate entities.

The accompanying condensed financial statements have been prepared without audit. In the opinion of management, all adjustments consist of only normal recurring adjustments necessary to present the results of operations and cash flows for the periods fairly.

The accompanying condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted.

These condensed financial statements should be read in conjunction with CompassLearning, Inc.'s financial statements and related notes for the period ended December 31, 1999. The operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for a full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition as of June 30, 2000 of WRC Media Inc. ("WRC Media") and its subsidiaries and their results of operations for the three-month and six-month periods ended June 30, 1999 and June 30, 2000. You should read the following discussion in conjunction with the financial statements of WRC Media, Weekly Reader Corporation ("Weekly Reader") and CompassLearning, Inc. ("CompassLearning," formerly JLC Learning Corporation) attached to this discussion and analysis. Unless the context otherwise requires, references to "Weekly Reader" herein are to Weekly Reader and its subsidiaries, including American Guidance Service, Inc. ("American Guidance") and World Almanac Education Group, Inc. ("World Almanac," formerly PRIMEDIA Reference, Inc.). Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries and their predecessor companies after giving effect to the transactions related to the acquisition of CompassLearning and recapitalization of Weekly Reader effectuated on July 14, 1999 and November 17, 1999, respectively (the "Acquisition and Recapitalization"). This discussion and analysis contains forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

Results of Operations for the three month periods ended June 30, 1999 and 2000-- WRC Media Inc. and Subsidiaries

The results of operations of WRC Media and its subsidiaries encompass the operations of CompassLearning and Weekly Reader and its subsidiaries, including American Guidance and World Almanac. The results of operations of WRC Media and its subsidiaries should be read together with the separate discussions of the results of operations of Weekly Reader and CompassLearning.

WRC Media was founded on May 14, 1999. For purposes of the financial presentation and discussion of WRC Media's results of operations included here, we are comparing: (1) the unaudited 1999 historical income statements on a combined basis for the three-month and six-month periods ended June 30, 1999 of CompassLearning and Weekly Reader to (2) the unaudited 2000 historical income statements for the three-month and six-month periods ended June 30, 2000 of WRC Media and its subsidiaries.

In analyzing WRC Media's results for the three and six months ended June 30, 1999 and 2000, respectively, the seasonal nature of WRC Media's business should be considered. As a result of seasonality, approximately 21% of WRC Media's publications and related services usually result in its first quarter, 23% in its second quarter, and 56% in the third and fourth quarters combined. However usually, unlike this revenue stream, many of WRC Media's expenses are incurred evenly throughout the year, usually resulting in operating losses in the first half and operating income in the second half of the year.

WRC Media analyzes its revenues, expenses and operating results on a percentage of sales basis. The following table sets forth, for the periods indicated, combined statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net sales.


                                                 Three Months Ended June 30,
                                                 ---------------------------
                                               1999                        2000
                                     -----------------------------------------------------
                                       Amount   % of Net Sales     Amount   % of Net Sales
                                     --------   --------------     ------   --------------
                                                     (Dollars in millions)
Sales, net                        $  47.5             100.0%      $   48.8       100.0%
Cost of goods sold                   14.0              29.4%          14.5        29.6%
                                   --------          -------         ------      ------
Gross profit                         33.5              70.6%          34.4        70.4%
Operating costs and expenses:
   Sales and marketing               10.2              21.5%          11.1        22.8%
  Research and development            1.9               3.9%           2.1         4.4%
  Distribution, circulation and
   fulfillment                        2.2               4.6%           2.2         4.4%
  Editorial                           2.3               4.8%           2.4         5.0%
  General and administrative          5.6              11.9%           6.7        13.6%
  Corporate and group overhead        2.9               6.1%             -         0.0%
  Depreciation and amortization       4.0               8.5%          20.0        41.0%
                                   --------          -------         ------      ------
Total operating costs and expenses   29.1              61.3%          44.5        91.2%
 Income (loss) from operations        4.4               9.3%         (10.1)      (20.8%)

Interest expense, including
 amortization of deferred
 financing costs                     (4.8)            (10.1%)         (8.8)      (17.9%)
Other, net                            0.1               0.1%          (0.0)       (0.1%)
                                   --------          -------         ------      ------
Loss before income tax expense       (0.3)            (0.7%)         (18.9)      (38.8%)
Income tax provision                    -             (0.0%)           0.3        (0.6%)
                                   --------          -------         ------      ------
Net loss                          $  (0.3)            (0.7%)      $  (19.2)      (39.4%)
                                   ========          =======         ======      ======
-------------------------

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Sales, net. For the three months ended June 30, 2000, net sales increased $1.3 million, or 2.7%, to $48.8 million from $47.5 million for the same period in 1999. This increase was primarily due to an increase in sales at CompassLearning of $0.8 million, or 4.1%, to $19.6 million for the three months ended June 30, 2000 from $18.8 million for the same period in 1999, combined with an increase in sales at Weekly Reader of $0.5 million, or 1.9%, to $29.3 million for the three months ended June 30, 2000 from $28.8 million for the same period in 1999. The increase in sales at CompassLearning was due to an increase in software revenue of $1.3 million, or 12.0%, to $12.0 million for the three months ended June 30, 2000 from $10.7 million for the same period in 1999 primarily as a result of higher sales volume partially offset by a decrease in service revenue of $0.5 million, or 8.5%, to $7.0 million for the three months ended June 30, 2000 from $7.5 million for the same period in 1999 primarily as a result of lower service contract renewal sales. The increase in sales at Weekly Reader was due to (1) an increase in sales at American Guidance Service of $0.7 million, or 5.8%, to $13.7 million for the three months ended June 30, 2000 from $13.0 million for the same period in 1999 as a result of increases in sales of assessment products primarily driven by the release of our revised GFTA assessment (Goldman-Fristoe Test of Articulation) and (2) an increase in catalog and telemarketing sales of $0.3 million or 2.3% at World Almanac's school library sales segments. These increases were offset by a decrease in Weekly Reader's sales, not including World Almanac and American Guidance, of $0.5 million, or 10.4%, to $4.0 million for the three months ended June 30, 2000 from $4.5 million for the same period in 1999, primarily as a result of lower periodical subscription sales due to the discontinuation of the Summer Weekly Reader and lower licensing sales.

Gross profit. For the three months ended June 30, 2000, gross profit increased by $0.9 million, or 2.4%, to $34.4 million from $33.5 million for the same period in 1999. This increase was primarily due to an increase in gross profit at CompassLearning of $1.0 million, or 7.8%, to $13.5 million for the three months ended June 30, 2000 from $12.5 million for the same period in 1999 partially offset by a decrease in gross profit at Weekly Reader of $0.2 million, or 0.6%, to $20.9 million for the three months ended June 30, 2000 from $21.1 million for the same period in 1999. The increase in gross profit at CompassLearning of $1.0 million was primarily due to the increase in software revenue, partially offset by lower service revenue as described above. Gross profit as a percent of revenue increased to 68.8% for the three months ended June 30, 2000 compared to 66.4% for the same period in 1999 primarily due to software, which yields a higher margin rate, comprising 77.6% of total margin compared to 73.8% for the same period in 1999. The decrease in gross profit at Weekly Reader was primarily a result of (1) an increase in gross profit at American Guidance of $0.3 million, or 3.8%, to $10.0 million for the three months ended June 30, 2000 from $9.7 million for the same period in 1999 due to the increased sales described above; (2) an increase in gross profit at World Almanac of $0.1 million, or 1.3%, to $7.6 million for the three months ended June 30, 2000 from $7.5 million for the same period in 1999 due to the increased sales described above partially offset by a decrease in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $0.6 million, or 16.1%, to $3.2 million for the three months ended June 30, 2000 from $3.8 million for the same period in 1999 due to the decreased sales described above and an unfavorable cost of goods sold rate variance, resulting in a 5.3% reduction in gross margin percentage to 78.8% from 84.1%. This is primarily attributable to lower margins on Lifetime Learning Systems, Inc. sales.

Operating costs and expenses. For the three months ended June 30, 2000, operating costs and expenses increased by $15.4 million, or 53.0%, to $44.5 million from $29.1 million for the same period in 1999. This was primarily attributable to WRC Media's operating costs and expenses increasing to $14.2 million for the three months ended June 30, 2000 from $0 for the same period in 1999 due to goodwill and intangible asset amortization resulting from the Acquisition and Recapitalization. Weekly Reader's operating costs and expenses decreased by $1.4 million, or 7.1%, to $18.3 million for the three months ended June 30, 2000 from $19.7 million for the same period in 1999 primarily due to (1) a decrease in allocated PRIMEDIA Inc. corporate and group overhead expenses of $2.9 million offset by $0.6 million of WRC Media's general and administrative expenses and (2) lower depreciation and amortization expenses of $0.3 million due to intangible assets with lower amortization schedules in the later part of their lives and intangible assets that were fully amortized in 1999 partially offset by (1) an increase in sales and marketing expenses of
0.7 million at American Guidance primarily attributable to the higher sales volume described above; (2) an increase of $0.4 million in Weekly Reader general and administrative expenses and (3) an increase of $0.1 million in Weekly Reader editorial costs. CompassLearning operating costs and expenses increased by $2.6 million, or 27.9%, to $12.1 million from $9.5 million for the same period in 1999 and operating expenses as a percentage of revenue increased to 61.7% from 50.2% for the same period in 1999. The increase was primarily due to (1) a $2.1 million increase in amortization of goodwill and other intangibles relating to increased goodwill and intangible assets resulting from the acquisition of CompassLearning by WRC Media in July of 1999; (2) a $0.2 million or 4.7% increase in sales and marketing expense to $6.0 million from $5.8 million primarily due to $0.4 million in company name change expenses combined with a $0.2 million increase in salaries and wages, partially offset by a $0.4 million decrease in outside services and supplies expense and (3) a $0.3 million or 15.7% increase in research and development expenses to $2.2 million from $1.9 million for the same period in 1999 primarily due to $0.2 million increase in outside services and $0.1 million increase in salaries and wages. Operating costs and expenses as a percentage of sales increased to 91.2% for the three months ended June 30, 2000 from 61.3% for the same period in 1999 due to the increased amortization at WRC Media described above and to the increased operating costs at CompassLearning.

Income (loss) from operations. For the three months ended June 30, 2000, income from operations decreased by $14.6 million, or 330.1%, to a loss from operations of $10.1 million from income from operations of $4.4 million for the same period in 1999 and income from operations as a percentage of sales decreased to negative 20.8% from positive 9.3% for the same period in 1999. These decreases were primarily due to the $15.6 million increase in amortization of goodwill and other intangible assets at WRC Media resulting from the Acquisition and Recapitalization described above.

Interest expense, including amortization of deferred financing costs. For the three months ended June 30, 2000, interest expense increased by $4.0 million, or 82.8%, to $8.8 million from $4.8 million for the same period in 1999 and interest expense as a percentage of sales increased to 18.0% from 10.1% for the same period in 1999. Interest expense for the three months ended June 30, 2000 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization. Interest expense for the three months ended June 30, 1999 relates to (1) for Weekly Reader, interest charged by PRIMEDIA Inc. to Weekly Reader on outstanding intercompany debt and (2) for CompassLearning, borrowings from its previous ownership prior to its acquisition by WRC Media in July of 1999.

Other, net. For the three months ended June 30, 2000, other, net decreased by $0.1 million, to $0.0.million from positive $0.1 million for the same period in 1999. This decrease was primarily a result of a decrease in other income at World Almanac.

Net loss. For the three months ended June 30, 2000, net loss increased by $18.9 million, or negative 5,486.1%, to $19.2 million from $0.3 million for the same period in 1999 primarily as a result of the $15.6 million increase in amortization expenses for intangible assets and $4.0 million increase in interest expense resulting from the Acquisition and Recapitalization described above. Net loss as a percentage of net sales increased to negative 39.5% for the three months ended June 30, 2000 from negative 0.7% for the same period in 1999.

Results of Operations for the six month periods ended June 30, 1999 and 2000-- WRC Media Inc. and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for WRC Media expressed in millions of dollars and as a percentage of net sales.

                                                     Six Months Ended June 30,
                                          ---------------------------------------------------
                                                  1999                        2000
                                          -----------------------     -----------------------
                                         Amount    % of Net Sales     Amount   % of Net Sales
                                         ------    --------------     ------   --------------
                                                       (Dollars in millions)
Sales, net                             $   94.2         100.0%       $   97.3      100.0%
Cost of goods sold                         28.6          30.4%           30.1       31.0%
                                          -------      --------        -------     -------
Gross profit                               65.6          69.6%           67.2       69.0%
Operating costs and expenses:
   Sales and marketing                     21.0          22.3%           23.0       23.6%
  Research and development                  3.6           3.8%            4.3        4.4%
  Distribution, circulation
    and fulfillment                         5.2           5.5%            5.3        5.5%
  Editorial                                 4.8           5.1%            4.9        5.0%
  General and administrative               11.1          11.8%           14.0       14.4%
  Corporate and group overhead              4.6           4.8%              -        0.0%
  Depreciation and amortization             8.1           8.6%           28.7       29.5%
                                          -------      --------        -------     -------
Total operating costs and expenses         58.4          62.0%           80.2       82.4%
 Income (loss) from operations              7.2           7.6%          (13.0)     (13.4%)
Interest expense, including amortization
  of deferred financing costs              (9.4)        (10.0%)         (17.1)     (17.6%)
Other, net                                 (0.1)         (0.1%)             -        0.0%
                                          -------      --------        -------     -------
Loss before income tax expense             (2.3)         (2.5%)         (30.1)     (31.0%)
Income tax provision                          -           0.0%            0.8       (0.8%)
                                          -------      --------        -------     -------
Net Loss                               $   (2.3)         (2.5%)      $  (30.9)     (31.8%)
                                          =======      ========        =======     =======
---------------------------

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Sales, net. For the six months ended June 30, 2000, net sales increased $3.1 million, or 3.2%, to $97.3 million from $94.2 million for the same period in 1999. This increase was primarily due to an increase in sales at Weekly Reader of $3.2 million, or 5.1%, to $65.0 million for the six months ended June 30, 2000 from $61.8 million for the same period in 1999 offset by a slight decrease in sales at CompassLearning of $0.1 million, or 0.3%, to $32.3 million for the six months ended June 30, 2000 from $32.4 million for the same period in 1999. The increase in sales at Weekly Reader was due to (1) an increase in sales at American Guidance Service of $2.0 million, or 8.4%, to $25.6 million for the six months ended June 30, 2000 from $23.6 million for the same period in 1999 as a result of increases in curriculum sales and sales of assessment products primarily driven by the release of our revised GFTA assessment (Goldman- Fristoe Test of Articulation); and (2) an increase in sales at World Almanac of $2.0 million, or 8.8% to $24.8 million for the six months ended June 30, 2000 from $22.8 million for the same period in 1999 as a result of catalog and telemarketing sales of World Almanac's Library Services and Gareth Stevens, Inc. segments. These increases were offset by a decrease in Weekly Reader's sales, not including World Almanac and American Guidance, of $0.8 million, or 5.5%, to $14.5 million for the six months ended June 30, 2000 from $15.3 million for the same period in 1999, primarily as a result of $1.4 million in lower periodical subscription sales (including elementary circulation and skills books sales) attributable to less elementary and secondary issues shipped in the first half of 2000 compared to the same period last year; $0.2 million of lower sales related to the discontinuation of the Summer Weekly Reader; and $0.5 million in lower licensing sales. These sales decreases were partially offset by the addition of $0.6 million shipping and handling revenue; the introduction of a new student periodical, Teen Newsweek, that contributed $0.3 incremental revenue; and an increase of $0.4 million in Lifetime Learning Systems, Inc. sales.

The decrease in sales at CompassLearning was due to (1) the decrease in service revenue of $1.0 million, or 6.9%, to $13.9 million for the six months ended June 30, 2000 from $14.9 million for the same period in 1999 primarily as a result of lower service contract renewal sales and (2) a decrease in hardware revenue of $0.2 million, or 12.3%, to $1.6 million for the six months ended June 30, 2000 from $1.8 million for the same period in 1999 resulting from our strategy to exit the hardware business. These decreases were partially offset by an increase in software revenue of $1.1 million, or 7.4%, to $16.8 million for the six month ended June 30, 2000 from $15.7 million for the same period in 1999 primarily as a result of higher sales volume.

Gross profit. For the six months ended June 30, 2000, gross profit increased by $1.6 million, or 2.4%, to $67.2 million from $65.6 million for the same period in 1999. This increase was due to (1) an increase in gross profit at Weekly Reader of $1.1 million, or 2.3%, to $46.9 million for the six months ended June 30, 2000 from $45.8 million for the same period in 1999 and (2) and an increase in gross profit at CompassLearning of $0.5 million, or 2.7%, to $20.2 million for the six months ended June 30, 2000 from $19.7 million for the same period in 1999. The increase in gross profit at Weekly Reader was a result of (1) an increase in gross profit at American Guidance of $1.2 million, or 6.5%, to $18.6 million for the six months ended June 30, 2000 from $17.4 million for the same period in 1999 due to the increased sales described above; (2) an increase in gross profit at World Almanac of $0.9 million, or 5.9%, to $16.5 million for the six months ended June 30, 2000 from $15.6 million for the same period in 1999 due to the increased sales described above, partially offset by a decrease in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $1.0 million, or 7.9%, to $11.8 million for the six months ended June 30, 2000 from $12.8 million for the same period in 1999 due to the decreased sales described above and an unfavorable cost of goods sold rate variance, resulting in a 2.1% reduction in gross margin percentage to 81.1% from 83.2%. This is primarily attributable to lower margins on Lifetime Learning Systems, Inc. sales. The increase in gross profit at CompassLearning of $0.5 million, or 2.7%, to $20.3 million for the six months ended June 30, 2000 from $19.7 million for the same period in 1999 was primarily due to an increase in software revenue, partially offset by lower service revenue as described above. At CompassLearning, gross profit as a percent of revenue increased to 62.7% for the six months ended June

30, 2000 compared to 60.9% for the same period in 1999 primarily due to software revenue, which yields a higher margin rate, comprising 69.6% of total margin compared to 66.0% for the same period in 1999.

Operating costs and expenses. For the six months ended June 30, 2000, operating costs and expenses increased by $21.8 million, or 37.3%, to $80.2 million from $58.4 million for the same period in 1999. Of the $21.8 million increase in operating costs and expenses, $20.5 million relate to higher depreciation and goodwill and intangible asset amortization expense for the six months ended June 30, 2000 compared to the same period last year primarily resulting from the Acquisition and Recapitalization. This was primarily attributable to (1) WRC Media's operating costs and expenses increasing to $17.0 million for the six months ended June 30, 2000 from $0 for the same period in 1999 due to goodwill and intangible asset amortization resulting from the Acquisition and Recapitalization and (2) a $4.2 million increase in amortization of goodwill and other intangibles relating to increased goodwill and intangible assets resulting from the acquisition of CompassLearning by WRC Media in July of 1999. These operating expense increases resulting from the Acquisition and Recapitalization were in addition to higher operating costs at CompassLearning offset by a decrease in operating expenses at Weekly Reader. Weekly Reader operating costs and expenses decreased by $1.4 million, or 3.6%, to $38.8 million for the six months ended June 30, 2000 from $40.2 million for the same period in 1999 primarily due to (1) a decrease in allocated PRIMEDIA Inc. corporate and group overhead expenses of $3.0 million offset by $1.2 million of higher general and administrative expenses and (2) lower depreciation and amortization expenses of $0.6 million due to intangible assets with lower amortization schedules in the later part of their lives and intangible assets that were fully amortized in 1999 partially offset by (a) an increase in sales and marketing expenses of $0.7 million primarily at American Guidance and World Almanac attributable to the higher sales volume described above and (b) an increase of $0.3 million in Weekly Reader distribution, circulation, fulfillment and editorial costs. CompassLearning's operating costs and expenses increased by $6.3 million, or 34.5%, to $24.4 million from $18.1 million for the same period in 1999 and operating expenses as a percentage of revenue increased to 75.4% from 55.9% for the same period in 1999. The increase was primarily due to $4.2 million increase in amortization of goodwill and other intangibles relating to increased goodwill and intangible assets resulting from the acquisition of CompassLearning by WRC Media in July of 1999; $1.3 million increase in sales and marketing expense; and $0.7 million increase in research and development expenses. Sales and marketing expense increased $1.3 million, or 12.1%, to $12.0 million from $10.7 million and as a percentage of revenue increased to 37.1% from 33.0% for the same period in 1999. This increase was primarily due to $0.8 million increase in salaries and wages, $0.5 million increase in travel and meeting expenses, $0.4 million company name change expenses partially offset by a $0.4 million decrease in outside services and facilities expense. Research and development expense increased $0.7 million, or 18.2%, to $4.3 million from $3.6 million and as a percentage of revenue increased to 13.2% from 11.1% for the same period in 1999. This increase was primarily due to $0.3 million increase in salaries and wages and $0.4 million increase in outside services. WRC Media's operating costs and expenses as a percentage of sales increased to 82.4% for the six months ended June 30, 2000 from 62.0% for the same period in 1999 due to the increased amortization at WRC Media described above and to the increased costs at CompassLearning.

Income (loss) from operations. For the six months ended June 30, 2000, income from operations decreased by $20.2 million, or 280.5%, to a loss from operations of $13.0 million from income from operations of $7.2 million for the same period in 1999 and income from operations as a percentage of sales decreased to negative 13.4% from positive 7.6% for the same period in 1999. These decreases were primarily a result of $20.5 million of higher depreciation and amortization of goodwill and intangible assets for the six months ended June 30, 2000 compared to 1999 primarily due to (1) a $17.0 million increase in amortization of goodwill and other intangible assets at WRC Media and (2) a $4.2 million increase in amortization of goodwill and other intangible assets at CompassLearning resulting from the Acquisition and Recapitalization described above.

Interest expense, including amortization of deferred financing costs. For the six months ended June 30, 2000, interest expense increased by $7.7 million, or 81.5%, to $17.1 million from $9.4 million for the same period in 1999 and interest expense as a percentage of sales increased to 17.6% from 10.0% for the same period in 1999. Interest expense for the six months ended June 30, 2000 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization. Interest expense for the six months ended June 30, 1999 relates to (1) for Weekly Reader, interest charged by PRIMEDIA Inc. to Weekly Reader on outstanding intercompany debt and (2) for CompassLearning, borrowings from its previous ownership prior to its acquisition by WRC Media in July of 1999.

Other, net. For the six months ended June 30, 2000, other, net increased by $0.1 million, to $0.0 million from negative $0.1 million for the same period in 1999. This increase was primarily a result of a $0.5 million decrease in other expense at Weekly Reader partially offset by $0.4 million decrease in other income, net at CompassLearning.

Net loss. For the six months ended June 30, 2000, net loss increased by $28.6 million, or negative 1,243.5%, to $30.9 million from $2.3 million for the same period in 1999 primarily as a result of the $20.5 million increase in depreciation and amortization expenses for intangible assets and $7.7 million increase in interest expense resulting from the Asset and Recapitalization described above. Net loss as a percentage of net sales increased to negative 31.8% for the six months ended June 30, 2000 from negative 2.5% for the same period in 1999.

Results of Operations for the three month periods ended June 30, 1999 and 2000-- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.


                                                      Three Months Ended June 30,
                                          ------------------------------------------------------
                                                   1999                          2000
                                          ------------------------------------------------------
                                          Amount     % of Net Sales    Amount     % of Net Sales
                                          ------     --------------    ------     --------------
                                                         (Dollars in millions)

Sales, net                              $   28.8        100.0%         $ 29.3          100.0%
Cost of goods sold                           7.7         26.7%            8.4           28.6%
                                          -------      --------        -------        -------
Gross profit                                21.1         73.3%           20.9           71.4%
Operating costs and expenses:
  Marketing and selling                      4.4         15.5%            5.1           17.4%
  Research and Development                     -          0.0%              -            0.0%
  Distribution, circulation
    and fulfillment                          2.2          7.5%            2.2            7.4%
  Editorial                                  2.3          8.0%            2.4             8.3%
  General and administrative                 3.9         13.5%            4.3            14.5%
  Corporate and group overhead (a)           2.9         10.1%            0.6             2.2%
  Depreciation and amortization              4.0         13.9%            3.7            12.7%
                                          -------      --------        -------         -------
Income from operations                       1.4          4.8%            2.6             8.9%
Other income (expense)
  Interest expense, including amortization
    of deferred financing costs (b)         (3.4)       (11.9%)          (8.5)          (29.0%)
  Other, net                                   -          0.0%              -             0.0%
                                          -------      --------        -------         -------
Loss before income tax expense              (2.0)        (7.1%)          (5.9)          (20.1%)

Income tax provision                           -          0.0%            0.3             1.0%
                                          -------      --------        -------         -------

Net loss                                $   (2.0)        (7.1%)        $ (6.2)         (21.2%)
                                          =======      ========        =======        =======
 -----------------

(a) Prior to the recapitalization on November 17, 1999, Weekly Reader was allocated a corporate and group overhead charge which included costs for:
     (1) amounts allocated as corporate overhead to Weekly Reader by PRIMEDIA Inc. for services and administrative functions shared with PRIMEDIA Inc. and its other operating companies including, but not limited to, executive management costs, salaries and fringe benefits for various legal, financial, information technology and human resources personnel, information technology expenses, real estate expenses, and third-party costs; and (2) direct group overhead costs, such as salaries, fringe benefits and expenses for PRIMEDIA Inc. staff directly involved in Weekly Reader (not including World Almanac and American Guidance). As of November 17, 1999 these charges were eliminated.

(b) Includes the allocation of interest expense prior to November 17, 1999, arising from borrowings at the PRIMEDIA Inc. corporate level.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Sales, net. For the three months ended June 30, 2000, net sales increased $0.5 million, or 1.9%, to $29.3 million from $28.8 million for the same period in 1999. This increase was due to (1) an increase in sales at

American Guidance Service of $0.7 million, or 5.8%, to $13.7 million for the three months ended June 30, 2000 from $13.0 million for the same period in 1999 as a result of increases in sales of assessment products primarily driven by the release of our revised GFTA assessment (Goldman-Fristoe Test of Articulation); and (2) an increase in catalog and telemarketing sales of $0.3 million or 2.3% at World Almanac's school library sales segments. These increases were offset by a decrease in Weekly Reader's sales, not including World Almanac and American Guidance, of $0.5 million, or 10.4%, to $4.0 million for the three months ended June 30, 2000 from $4.5 million for the same period in 1999, primarily as a result of lower periodical subscription sales due to the discontinuation of the Summer Weekly Reader and lower licensing sales.

Gross profit. For the three months ended June 30, 2000, gross profit decreased by $0.2 million, or 0.6%, to $20.9 million from $21.1 million for the same period in 1999. This decrease was a result of (1) an increase in gross profit at American Guidance of $0.3 million, or 3.8%, to $10.0 million for the three months ended June 30, 2000 from $9.7 million for the same period in 1999 due to the increased sales described above; (2) an increase in gross profit at World Almanac of $0.1 million, or 1.3%, to $7.6 million for the three months ended June 30, 2000 from $7.5 million for the same period in 1999 due to the increased sales described above and (3) a decrease in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $0.6 million, or 16.1%, to $3.2 million for the three months ended June 30, 2000 from $3.8 million for the same period in 1999 due to the decreased sales described above and an unfavorable cost of goods sold rate variance, resulting in a 5.3% reduction in gross margin percentage to 78.8% from 84.1%. The decrease in gross profit at Weekly Reader not including World Almanac and American Guidance is primarily attributable to lower margins on Lifetime Learning Systems, Inc. sales. Gross profit as a percentage of net sales decreased to 71.4% for the three months ended June 30, 2000 from 73.2% for the same period in 1999. This decrease was primarily a result of a lower gross profit margin for Weekly Reader, not including World Almanac and American Guidance described above.

Operating costs and expenses. For the three months ended June 30, 2000, operating costs and expenses decreased by $1.4 million, or 7.0%, to $18.3 million from $19.7 million for the same period in 1999. This decrease was primarily due to (1) a decrease in allocated PRIMEDIA Inc. corporate and group overhead expenses of $2.9 million offset by $0.6 million increase of WRC Media general and administrative expenses and (2) lower depreciation and amortization expenses of $0.3 million due to intangible assets with lower amortization schedules in the later part of their lives and intangible assets that were fully amortized in 1999 partially offset by (a) an increase in sales and marketing expenses of 0.7 million at American Guidance primarily attributable to the higher sales volume described above; (b) an increase of $0.4 million in Weekly Reader general and administrative expenses and (c) an increase of $0.1 million in Weekly Reader editorial costs. Operating costs and expenses as a percentage of sales decreased to 62.5% for the three months ended June 30, 2000 from 68.4% for the same period in 1999 primarily due to the significant reduction in corporate and group overhead costs described above.

Operating income. For the three months ended June 30, 2000, operating income increased by $1.2 million, or 90.4%, to $2.6 million from $1.4 million for the same period in 1999 and operating income as a percentage of sales increased to 8.9% from 4.8% for the same period in 1999. These increases were primarily due to the factors described above.

Interest expense. For the three months ended June 30, 2000, interest expense increased by $5.1 million, or 146.1%, to $8.5 million from $3.4 million for the same period in 1999 and interest expense as a percentage of sales increased to 29.1% from 12.0% for the same period in 1999. The interest expense for the three months ended June 30, 2000 relates to debt associated with the Acquisition and Recapitalization. Since Weekly Reader is jointly and severally liable for that debt, the interest expense related to that debt is reflected in the financial statements of Weekly Reader. The interest expense for the three months ended June 30, 1999 represents interest charged by PRIMEDIA Inc. to Weekly Reader on outstanding intercompany debt.

Net loss. For the three months ended June 30, 2000, net loss increased by $4.2 million, or 206.6%, to $6.2 million from $2.0 million for the same period in 1999. Net loss as a percentage of net sales increased to negative 21.2% for the three months ended June 30, 2000 from negative 7.1% for the same period in 1999. These decreases were primarily due to the factors described above.

Results of Operations for the six months ended June 30, 2000--Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.

                                                       Six Months Ended June 30,
                                        ----------------------------------------------------------
                                                  1999                           2000
                                        --------------------------      --------------------------
                                        Amount      % of Net Sales      Amount     % of Net Sales
                                        ------      --------------      ------     --------------
                                                         (Dollars in millions)

Sales, net                              $   61.8       100.0%        $  65.0           100.0%
Cost of goods sold                          16.0        25.8%           18.1            27.8%
                                          -------      --------        -------        -------
Gross profit                                45.8        74.2%           46.9            72.2%
Operating costs and expenses:
  Marketing and selling                     10.3        16.8%           11.0            16.9%
Research and Development                       -         0.0%              -             0.0%
  Distribution, circulation
    and fulfillment                          5.2         8.4%            5.3             8.2%
  Editorial                                  4.8         7.7%            4.9             7.6%
  General and administrative                 7.4        12.0%            8.6            13.3%
  Corporate and group overhead (a)           4.5         7.3%            1.5             2.3%
  Depreciation and amortization              8.0        12.9%            7.5            11.5%
                                          -------      --------        -------        -------
Income from operations                       5.6         9.1%            8.1            12.4%
Other income (expense)

Interest expense, including
   amortization of deferred
   financing costs (b)                      (6.8)      (10.9%)         (16.7)          (25.7%)
Other, net                                  (0.5)       (0.9%)             -             0.0%
                                          -------      --------        -------        -------
Loss before income tax expense              (1.7)       (2.7%)          (8.6)          (13.2%)
Income tax provision                           -         0.0%            0.8             1.2%
                                          -------      --------        -------        -------

Net loss                                $   (1.7)       (2.7)%       $  (9.4)          (14.4%)
                                          =======      ========        =======        =======
-----------------

(a) Prior to the recapitalization on November 17, 1999, Weekly Reader was allocated a corporate and group overhead charge which included costs for:
     (1) amounts allocated as corporate overhead to Weekly Reader by PRIMEDIA Inc. for services and administrative functions shared with PRIMEDIA Inc. and its other operating companies including, but not limited to, executive management costs, salaries and fringe benefits for various legal, financial, information technology and human resources personnel, information technology expenses, real estate expenses, and third-party costs; and (2) direct group overhead costs, such as salaries, fringe benefits and expenses for PRIMEDIA Inc. staff directly involved in Weekly Reader (not including World Almanac and American Guidance). As of November 17, 1999 these charges were eliminated.

(b) Includes the allocation of interest expense prior to November 17, 1999, arising from borrowings at the PRIMEDIA Inc. corporate level.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Sales, net. For the six months ended June 30, 2000, net sales increased $3.2 million, or 5.1%, to $65.0 million from $61.8 million for the same period in 1999. The increase in sales at Weekly Reader was due to (1) an increase in sales at American Guidance Service of $2.0 million, or 8.4%, to $25.6 million for the six months ended June 30, 2000 from $23.6 million for the same period in 1999 as a result of increases in curriculum sales and sales of assessment products primarily driven by the release of our revised GFTA assessment (Goldman-Fristoe Test of Articulation); and (2) an increase in sales at World Almanac of $2.0 million, or 8.8% to $24.8 million for the six months ended June 30, 2000 from $22.8 million for the same period in 1999 as a result of catalog and telemarketing sales of World Almanac's Library Services and Gareth Stevens, Inc. segments. These increases were offset by a decrease in Weekly Reader's sales, not including World Almanac and American Guidance, of $0.8 million, or 5.5%, to $14.5 million for the six months ended June 30, 2000 from $15.3 million for the same period in 1999, primarily as a result of $1.4 million in lower periodical subscription sales (including elementary circulation and skills books sales) attributable to less elementary and secondary issues shipped in the first half of 2000 compared to the same period last year; $0.2 million of lower sales related to the discontinuation of the Summer Weekly Reader; and $0.5 million in lower licensing sales. These sales decreases were partially offset by the addition of $0.6 million shipping and handling revenue; the introduction of a new student periodical, Teen Newsweek, that contributed $0.3 million incremental revenue and an increase of $0.4 million in Lifetime Learning Systems, Inc. sales.

Gross profit. For the six months ended June 30, 2000, gross profit increased $1.1 million, or 2.3%, to $46.9 million from $45.8 million for the same period in 1999. The increase in gross profit at Weekly Reader was a result of (1) an increase in gross profit at American Guidance of $1.2 million, or 6.5%, to $18.6 million for the six months ended June 30, 2000 from $17.4 million for the same period in 1999 due to the increased sales described above and (2) an increase in gross profit at World Almanac of $0.9 million, or 5.9%, to $16.5 million for the six months ended June 30, 2000 from $15.6 million for the same period in 1999 due to the increased sales described above partially offset by a decrease in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $1.0 million, or 7.9%, to $11.8 million for the six months ended June 30, 2000 from $12.8 million for the same period in 1999 due to the decreased sales described above and an unfavorable cost of goods sold rate variance, resulting in a 2.1% reduction in gross margin percentage to 81.1% from 83.2%. This is primarily attributable to lower margins on Lifetime Learning Systems, Inc. sales.

Operating costs and expenses. For the six months ended June 30, 2000, operating costs and expenses decreased by $1.4 million, or 3.6%, to $38.8 million for the six months ended June 30, 2000 from $40.2 million for the same period in 1999 primarily due to (1) a decrease in allocated PRIMEDIA Inc. corporate and group overhead expenses of $3.0 million offset by $1.2 million of lower general and administrative expenses and (2) lower depreciation and amortization expenses of $0.6 million due to intangible assets with lower amortization schedules in the later part of their lives and intangible assets that were fully amortized in 1999 partially offset by (a) an increase in sales and marketing expenses of $0.7 million primarily at American Guidance and World Almanac attributable to the higher sales volume described above and (b) an increase of $0.3 million in Weekly Reader distribution, circulation, fulfillment and editorial costs.

Operating income. For the six months ended June 30, 2000, operating income increased by $2.5 million, or 44.3%, to $8.1 million from $5.6 million for the same period in 1999 and operating income as a percentage of sales increased to 12.4% from 9.1% for the same period in 1999. These increases were primarily due to the factors described above.

Interest expense. For the six months ended June 30, 2000, interest expense increased by $9.9 million, or 146.6%, to $16.7 million from $6.8 million for the same period in 1999 and interest expense as a percentage of sales increased to 25.7% from 10.9% for the same period in 1999. The interest expense for the six months ended June 30, 2000 relates to debt associated with the Acquisition and Recapitalization. Since Weekly Reader is jointly and severally liable for that debt, the interest expense related to that debt is reflected in the financial statements of Weekly Reader. The interest expense for the six months ended June 30, 1999 represents interest charged by PRIMEDIA Inc. to Weekly Reader on outstanding intercompany debt.

Other, net. For the six months ended June 30, 2000, other, net increased to $0 from negative $0.5 million for the same period in 1999. This increase was the result of a $0.4 million increase in other, net at Weekly Reader, excluding American Guidance and World Almanac and a $0.1 million increase in other, net at World Almanac.

Net loss. For the six months ended June 30, 2000, net loss increased by $7.7 million, or 450.8%, to $9.4 million from $1.7 million for the same period in 1999. Net loss as a percentage of net sales increased to negative 14.4% for the six months ended June 30, 2000 from negative 2.7% for the same period in 1999. The increase to net loss was primarily due to the factors described above.

Results of Operations for the three months ended June 30, 2000 --
CompassLearning, Inc.

CompassLearning was acquired by WRC Media on July 14, 1999. CompassLearning's statement of operations for the periods prior to July 14, 1999, relate to predecessor operations. The Securities and Exchange Commission deems an acquired business to be a predecessor when the registrant is in substantially the same business as the entity acquired and the registrant's own operations, prior to the acquisition, appear insignificant to the business acquired. The purchase method of accounting was used to record assets acquired and liabilities assumed. This accounting method generally results in increased amortization and depreciation reported in periods after the date of acquisition. Accordingly, the statements of operations of CompassLearning pre- and post-acquisition are not comparable in all material respects.

The following table sets forth, for the periods indicated, statement of operations data for CompassLearning and its predecessor, expressed in millions of dollars and as a percentage of net revenue.

                                                       Three Months Ended June 30,
                                          ------------------------------------------------------
                                           Predecessor - 1999                   2000
                                          ------------------------------------------------------
                                          Amount     % of Net Sales     Amount    % of Net Sales
                                          ------      --------------     ------    --------------
                                                            (Dollars in millions)
Revenue, net                             $  18.8        100.0%        $  19.6          100.0%
Cost of products sold                        6.3         33.6%            6.1           31.2%
                                          -------      --------        -------        --------
Gross profit                                12.5         66.4%           13.5           68.8%
Operating costs and expenses:
  Sales and marketing                        5.8         30.9%            6.0           30.6%
  Research and development                   1.9         10.1%            2.2           11.2%
  General and administrative                 1.8          9.5%            1.5            7.7%
  Corporate overhead                           -          0.0%            0.2            1.0%
  Amortization of intangible asset           0.0          0.0%            2.2           11.2%
                                          -------      --------        -------        --------
Income from operations                       3.0         15.9%            1.4           (7.1%)
Interest expense                            (1.3)        (6.9%)          (8.6)         (43.8%)
Other income, net                            0.0          0.0%            0.0            0.0%
                                          -------      --------        -------        --------
Income (loss) before income
 tax expense                                 1.7          9.0%           (7.2)         (36.7%)
Income tax expense                             -          0.0%              -            0.0%
                                          -------      --------        -------        --------

Net income (loss)                        $   1.7          9.0%       $   (7.2)         (36.7%)
                                          =======      ========        =======        ========
---------------------

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenue, net. For the three months ended June 30, 2000, net revenue increased $0.8 million, or 4.1%, to $19.6 million from $18.8 million for the same period in 1999. This increase was due to an increase in software revenue of $1.3 million, or 12.0%, to $12.0 million for the three months ended June 30, 2000 from $10.7 million for the same period in 1999 primarily as a result of higher sales volume and partially offset by the decrease in service revenue of $0.5 million, or 8.5%, to $7.0 million for the three months ended June 30, 2000 from $7.5 million for the same period in 1999 primarily as a result of lower service contract renewal sales.

Gross profit. For the three months ended June 30, 2000, gross profit increased $1.0 million, or 7.8%, to $13.5 million from $12.5 million for the same period in 1999. This increase was primarily due to the increase in software revenue, partially offset by lower service revenue as described above. Gross profit as a percent of revenue increased to 68.8% for the three months ended June 30, 2000 compared to 66.4% for the same period in 1999 primarily due to software revenue, which yields a higher margin rate, comprising 77.6% of total margin compared to 73.8% for the same period in 1999.

Operating expenses. For the three months ended June 30, 2000, operating expenses increased $2.6 million, or 27.9%, to $12.1 million from $9.5 million for the same period in 1999 and operating expenses as a percentage of revenue increased to 61.7% from 50.5% for the same period in 1999. The increase was primarily due to (1) a $2.2 million increase in amortization of goodwill and other intangibles relating to increased goodwill and intangible assets resulting from the acquisition of CompassLearning by WRC Media in July of 1999; (2) a $0.2 million or 4.7% increase in sales and marketing expense to $6.0 million from $5.8 million primarily due to $0.4 million in company name change expenses combined with a $0.2 million increase in salaries and wages, partially offset by a $0.4 million decrease in outside services and supplies expense; (3) a $0.3 million or 15.7% increase in research and development expenses to $2.2 million from $1.9 million for the same period in 1999 primarily due to $0.2 million increase in outside services and $0.1 million increase in salaries and wages and (4) a $0.2 million increase in corporate and group overhead expenses to $0.2 million from $0 for the same period in 1999, partially offset by a $0.3 million decrease in general and administrative expense.

Income (loss) from operations. For the three months ended June 30, 2000, operating income decreased $1.6 million, or 54.7%, to $1.4 million from $3.0 million for the same period in 1999 and operating income as a percentage of net revenue decreased to 7.1% from 15.9% for the same period in 1999, primarily due to the factors described above.

Interest expense. For the three months ended June 30, 2000, interest expense increased $7.3 million, or 531.7%, to $8.6 million from $1.3 million for the same period in 1999 primarily due to the change in debt structure following the change in ownership for the same period in 1999. Since CompassLearning is jointly and severally liable for debt associated with the Acquisition and Recapitalization, the interest expense related to that debt is reflected in the financial statements of CompassLearning.

Net income (loss). For the three months ended June 30, 2000, net loss increased $8.9 million, or 527.9%, to $7.2 million from $1.7 million profit for the same period in 1999 and net loss as a percentage of net revenue increased to a negative 36.7% from a positive 9.0% for the same period in 1999. These decreases were primarily due to the factors described above.

Results of Operations for the six month periods ended June 30, 1999 and 2000 -- CompassLearning, Inc.

The following table sets forth, for the periods indicated, statement of operations data for CompassLearning and its predecessor, expressed in millions of dollars and as a percentage of net revenue.

                                                        Six Months Ended June 30,
                                          -----------------------------------------------------------
                                                Predecessor - 1999                      2000
                                          -----------------------------------------------------------
                                          Amount      % of Net Sales       Amount      % of Net Sales
                                           ------      --------------       ------      --------------
                                                       (Dollars in millions)

Revenue, net                            $   32.4       100.0%              $ 32.3         100.0%
Cost of products sold                       12.7        39.1%                12.0          37.3%
                                          -------      --------           -------         -------
Gross Profit                                19.7        60.9%                20.3          62.7%
Operating cost and expenses:
  Sales and marketing                       10.7        33.0%                12.0          37.1%
  Research and development                   3.6        11.1%                 4.3          13.2%
  General and administrative                 3.7        11.4%                 3.3          10.3%
  Corporate overhead                           -         0.0%                 0.5           1.6%
  Amortization of intangible assets          0.1         0.4%                 4.3          13.3%
                                          -------      --------           -------         -------
Income (loss) from operations                1.6         5.0%                (4.1)        (12.7%)
Interest expense                            (2.7)       (8.2%)              (16.8)        (51.9%)
Other income, net                            0.4         1.2%                 0.0           0.0%
                                          -------      --------           -------         -------
Loss before income tax expense              (0.7)       (2.0%)              (20.9)        (64.6%)
Income tax expense                             -         0.0%                   -           0.0%
                                          -------      --------           -------         -------
Net loss                                $   (0.7)       (2.0%)           $  (20.9)        (64.6%)
                                          =======      ========            =======        =======

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Revenue, net. For the six months ended June 30, 2000, net revenue decreased $0.1 million, or 0.3%, to $32.3 million from $32.4 million for the same period in 1999. This decrease was due to (1) the decrease in service revenue of $1.0 million, or 6.9%, to $13.9 million for the six months ended June 30, 2000 from $14.9 million for the same period in 1999 primarily as a result of lower service contract renewal sales and (2) a decrease in hardware revenue of $0.2 million, or 12.3%, to $1.6 million for the six months ended June 30, 2000 from $1.8 million for the same period in 1999 resulting from our strategy to exit the hardware business. These decreases were partially offset by an increase in software revenue of $1.1 million, or 7.4%, to $16.8 million for the six month ended June 30, 2000 from $15.7 million for the same period in 1999 primarily as a result of higher sales volume.

Gross profit. For the six months ended June 30, 2000, gross profit increased $0.6 million, or 2.7%, to $20.3 million from $19.7 million for the same period in 1999. This increase was primarily due to the increase in software revenue, partially offset by lower service revenue as described above. Gross profit as a percent of revenue increased to 62.7% for the six months ended June 30, 2000 compared to 60.9% for the same period in 1999 primarily due to software, which yields a higher margin rate, comprising 69.6% of total margin compared to 66.0% for the same period in 1999.

Operating expenses. For the six months ended June 30, 2000, operating expenses increased $6.3 million, or 34.5%, to $24.4 million from $18.1 million for the same period in 1999 and operating expenses as a percentage of revenue increased to 75.4% from 55.9% for the same period in 1999. The increase was primarily due to (1) $4.2 million increase in amortization of goodwill and other intangibles relating to increased goodwill and intangible assets resulting from the acquisition of CompassLearning by WRC Media in July of 1999; (2) a $1.3 million or 12.1% increase in sales and marketing expense to $12.0 million from $10.7 million due to $0.8 million increase in salaries and wages, $0.5 million increase in travel and meeting expenses and $0.4 million attributed to company name change expenses partially offset by $0.4 million decrease in outside services and facilities expense; and (3) a $0.7 million or 18.2% increase in research and development expense to $4.3 million from $3.6 million for the same period in 1999. This increase was primarily due to $0.3 million increase in compensation and $0.4 million increase in outside services.

Operating income. For the six months ended June 30, 2000, loss from operations increased $5.7 million, or 355.1%, to a $4.1 million loss from operations from $1.6 million operating income for the same period in 1999 and loss from operations as a percentage of net revenue increased to a negative 12.7% from a positive 5.0% for the same period in 1999, primarily due to the factors described above.

Interest expense. For the six months ended June 30, 2000, interest expense increased $14.1 million, or 530.3%, to $16.8 million from $2.7 million for the same period in 1999 primarily due to the change in debt structure following the change in ownership for the same period in 1999. Since CompassLearning is jointly and severally liable for debt associated with the Acquisition and Recapitalization, the interest expense related to that debt is reflected in the financial statements of CompassLearning.

Other income, net. For the six months ended June 30, 2000, other income, net decreased to $0 from $0.4 million for the same period in 1999 due to a non-recurring gain resulting from a sale of a marketable security in 1999.

Net loss. For the six months ended June 30, 2000, net loss increased $20.2 million, or 3009.7%, to $20.9 million from $0.7 million for the same period in 1999 and net loss as a percentage of net revenue increased to a negative 64.6% from a negative 2.0% for the same period in 1999. These decreases were primarily due to the factors described above.

Liquidity and Capital Resources

WRC Media's sources of cash are its operating subsidiaries, Weekly Reader and CompassLearning, and a $30.0 million revolving credit facility. As of June 30, 2000, $14.0 million of the revolving credit facility has been drawn. Additionally, we have applied for and received a stand-by letter of credit in the amount of $2.0 million in connection with a real estate lease. While this letter of credit is in effect, it reduces available borrowing under our revolving credit facility by $2.0 million.

For the January through June time period, WRC Media and its subsidiaries usually experiences negative cash flow due to the seasonality of its business. As a result of the this business cycle, borrowings usually increase during the period January through June time period, and borrowings generally will be at its lowest point in October. The Company's cash and cash equivalents decreased by $10.4 million during the six- month period ended June 30, 2000.

WRC Media and its subsidiaries' principal uses of cash are for debt service, capital expenditures, working capital and acquisitions. For the six months ended June 30, 2000, WRC Media and its subsidiaries' operations used $19.3 million in cash. For the six months ended June 30, 2000, Weekly Reader's operations used cash of $11.2 million, compared to a use of cash of $7.0 million for the same period in 1999, primarily due to (1) an allocation of $16.7 million for interest expense, compared to $6.8 million for the same period in 1999, (2) offset by an increase in operating income of $2.5 million and (3) changes in operating assets and liabilities and depreciation and amortization of $3.2 million due to the seasonal nature of Weekly Reader's business, whereby the majority of cash receipts for periodical subscriptions are received in the third and fourth quarters of the year in which the subscriptions are sold. For the six months ended June 30, 2000, CompassLearning's operations used cash of $23.0 million, compared to a use of cash of $5.3 million for the same period in 1999, due to (1) an allocation for interest expense from WRC Media of $16.8 million, compared to interest expense of $2.7 million for the same period in 1999; (2) an increase in loss from operations of $5.7 million; and (3) partially offset by changes in operating assets and liabilities and depreciation and amortization and other, net of $2.1 million.

For the six months ended June 30, 2000, WRC Media and its subsidiaries' investing activities consisted of capital expenditures of $3.9 million. Weekly Reader's capital expenditures, which consisted primarily of expenditures for property and equipment and prepublication costs at American Guidance, were $2.5 million for the six months ended for both June 30, 2000 and 1999. CompassLearning's capital expenditures, which consisted primarily of purchases of computer equipment, were $1.4 million for the six months ended June 30, 2000, compared to $0.1 million of purchases of computer equipment for the same period in 1999. We expect our capital expenditures for the remaining six months of the fiscal year ending December 31, 2000 to be approximately $7.4 million, including approximately $4.7 million of capitalized prepublication costs for American Guidance.

WRC Media and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the six months ended June 30, 2000, financing activities provided cash of $12.7 million, which resulted from a $14.0 million borrowing under the revolving credit facility and a repayment of $1.3 million of the senior secured term loans. For the six months ended June 30, 1999, financing activities provided cash of $13.9 million to Weekly Reader and CompassLearning. Those financing activities consisted of $8.5 million provided to Weekly Reader by its previous owner, PRIMEDIA Inc., and a $5.4 million borrowing by CompassLearning under its predecessor's revolving credit facility.

Working Capital

As of June 30, 2000, working capital for WRC Media and its subsidiaries was a deficit of $11.9 million. There are no unusual registrant or industry practices or requirements relating to working capital items.

Seasonality

Our operating results have varied and are expected to continue to vary from quarter to quarter as a result of seasonal patterns. Weekly Reader and CompassLearning's sales are significantly affected by the school year. Weekly Reader's sales in the third, and to a lesser extent the fourth, quarter are generally the strongest as products are shipped for delivery prior to the start of the school year. CompassLearning's sales are generally strongest in the second quarter, and to a lesser extent the fourth quarter. CompassLearning's sales are strong in the second quarter generally because schools frequently combine funds from two budget years, which typically end on June 30 of each year, to make significant purchases, such as purchases of CompassLearning's electronic courseware, and because by purchasing in the second quarter, schools are able to have the software products purchased installed over the summer and ready to train teachers when they return from summer vacation. CompassLearning's fourth quarter sales are strong as a result of sales patterns driven in part by its commissioned sales force seeking to meet year-end sales goals as well as by schools purchasing software to be installed in time for teachers to be trained prior to the end of the school year in June.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk. Market risk, with respect to our business, is the potential loss arising from adverse changes in interest rates. We manage our exposure to this market risk through regular operating and financing activities and, when deemed appropriate, through the use of derivatives. We use derivatives as risk management tools and not for trading purposes.

We are subject to market risk exposure related to changes in interest rates on our $129.7 million senior secured term loans under our senior credit facilities. Interest on borrowings under our senior credit facilities will bear interest at a rate per annum equal to:

        (1)for the revolving credit facility maturing in six years and the $30.2 million senior secured term loan A facility maturing in six years, the LIBO rate as defined in the credit agreement plus 3.25% or the alternate base rate as defined in the credit agreement plus 2.25% subject to performance- based step downs; and

        (2)for the $99.5 million senior secured term loan B facility maturing in seven years, the LIBO rate plus 4.00% or the alternate base rate plus 3.00%.

Our senior credit facilities require us to obtain interest rate protection for at least 50% of our senior secured term loans for the duration of the senior credit facilities. On May 3, 2000, we entered into an arrangement with a notional value of $65.0 million which terminates on November 17, 2001 and requires us to pay a floating rate of interest based on the three-month LIBO rate as defined in that arrangement with a cap rate of 8.0%.

                           PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

None

ITEM 2.       CHANGE IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.       OTHER INFORMATION

None

                           PART II OTHER INFORMATION

                    ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

     Exhibit      Description of Document

     Number

     2.1(1)       Redemption, Stock Purchase and Recapitalization
                  Agreement dated August 13, 1999 among WRC Media
                  Inc. and Primedia Inc.
     3.1(1)       Articles of Incorporation of WRC Media Inc.
     3.2(1)       Bylaws of WRC Media Inc.
     3.3(1)       Articles of Incorporation of Weekly Reader Corporation
     3.4(1)       Bylaws of Weekly Reader Corporation
     3.5(1)       Articles of Incorporation of CompassLearning, Inc.
     3.6(1)       Bylaws of CompassLearning, Inc.
     4.1(1)       Indenture dated November 17, among WRC Media
                  Inc., Weekly Reader Corporation, CompassLearning,
                  Inc. and Bankers Trust Company
     4.2(1)       Registration Rights Agreement dated November 17,
                  1999 among WRC Media Inc., Weekly Reader
                  Corporation, CompassLearning, Inc., Primedia
                  Reference Inc., Funk & Wagnalls Yearbook Corp.,
                  Lifetime Learning Systems, Inc., Gareth Stevens, Inc.,
                  American Guidance Service, Inc. and AGS
                  International Sales, Inc.
     4.3(1)       Amended Certificate of Designations, Preferences and Rights
                  of 15% Senior Preferred Stock due 2011 and 15% Series B
                  Senior Preferred Stock due 2011 of WRC Media Inc.
     4.4(1)       WRC Media Inc. Preferred Stockholders Agreement
                  dated November 17, 1999 between WRC Media Inc.,
                  Weekly Reader Corporation and CompassLearning,
                  Inc. and the preferred shareholders listed on the
                  signature pages thereto
     4.5(1)       Form of Note
     4.6(1)       Certificate of Preferred Stock
     10.1(1)      Note Agreement, dated as of July 13, 1999, among
                  CompassLearning, Inc. (as successor by merger to EAC I Inc.), The Northwestern Mutual Life Insurance
                  Company and SGC Partners II L.L.C.
     10.2(1)      Stock Purchase Agreement, dated July 13, 1999,
                  among Software Systems Corp., Sylvan Learning
                  Systems, Inc., Pyramid Ventures, Inc., GE Capital
                  Equity Investments, Inc. and CompassLearning, Inc.
                  (as successor by merger to EAC I Inc.)
     10.3(1)      Credit Agreement dated November 17, 1999 among
                  Weekly Reader Corporation, CompassLearning, Inc.,
                  WRC Media Inc., DLJ Capital Funding, Inc., Bank of
                  America, N.A. and General Electric Capital
                  Corporation
     10.4(1)      Security and Pledge Agreement dated November 17,
                  1999 among Weekly Reader Corporation,
                  CompassLearning, Inc., WRC Media Inc., Primedia
                  Reference Inc., American Guidance Service Inc.,
                  Lifetime Learning Systems, Inc., AGS International
                  Sales, Inc., Funk & Wagnalls Yearbook Corp. and
                  Gareth Stevens, Inc.
     10.5(1)      Subsidiary Guaranty dated November 17, 1999 among
                  Primedia Reference Inc., American Guidance Service
                  Inc., Lifetime Learning Systems, Inc., AGS

                  International Sales, Inc., Funk & Wagnalls Yearbook
                  Corp. and Gareth Stevens, Inc.
     10.6(1)      Stockholders Agreement dated November 17, 1999
                  among Weekly Reader Corporation,
                  CompassLearning, Inc., WRC Media Inc.,
                  EAC III L.L.C., Donaldson, Lufkin & Jenrette and Banc
                  of America Securities
     10.7(1)      Shareholders Agreement dated as of November 17, 1999 among
                  WRC Media, Weekly Reader Corporation and PRIMEDIA, Inc.
     10.8(1)      Employment Agreement dated as of the 17th day of
                  November, 1999 among WRC Media Inc., EAC III
                  L.L.C., CompassLearning, Inc. and Martin E. Kenney,
                  Jr.
     10.9(1)      Employment Agreement dated as of the 17th day of
                  November, 1999 among Weekly Reader Corporation
                  and Terry Bromberg
    10.10(1)      Employment Agreement dated as of the 17th day of
                  November, 1999 among Weekly Reader Corporation
                  and Peter Bergen
    10.12(1)      Employment Agreement dated as of the 17th day of
                  November, 1999 among Weekly Reader Corporation
                  and Kenneth Slivken
    10.13(1)      Employment Agreement dated as of the 17th day of
                  November, 1999 among Weekly Reader Corporation
                  and Sandy Maccarone
    10.14(1)      Employment Agreement dated as of the 17th day of
                  November, 1999 among Weekly Reader Corporation
                  and Thaddeus Kozlowski
    10.15(1)      Employment Agreement dated as of the 17th day of
                  November, 1999 among Weekly Reader Corporation
                  and Eric Ecker
    10.16(1)      Employment Agreement dated as of the 17th day of
                  November, 1999 among Weekly Reader Corporation
                  and Lester Rackoff
    10.18(1)      Employment Agreement dated as of the 14th day of
                  July, 1999 among CompassLearning, Inc. and Joyce
                  F. Russell
    10.19(1)      Employment Agreement dated as of the 17th day of
                  November, 1999 among American Guidance Service,
                  Inc. and Larry Rutkowski
    10.20(1)      Employment Agreement dated as of the 17th day of
                  November, 1999 among American Guidance Service,
                  Inc. and Gerald Adams
    10.21(1)      Employment Agreement dated as of the 17th day of
                  November, 1999 among Primedia Reference Inc. and
                  Al De Seta
    10.22(1)      Employment Agreement dated as of the 17th day of
                  November, 1999 among Primedia Reference Inc. and
                  Janice P. Bailey
    10.23(1)      Employment Agreement dated as of the 14th day of
                  July, 1999 among CompassLearning, Inc. and Nancy
                  Lockwood
    10.24(1)      Transitional Services Agreement dated as of
                  November 17, 1999, among Primedia Inc., WRC
                  Media Inc. and Weekly Reader Corporation
    10.25(1)      Shareholder Agreement dated as of the 17th day of
                  November, 1999 among EAC III L.L.C., Therese K.
                  Crane and WRC Media Inc.
    10.26(1)      Shareholder Agreement dated as of the 17th day of
                  November, 1999 among EAC III L.L.C., Peter Bergen,
                  Larry Rutkowski, Al De Seta, Robert Jackson,
                  Kenneth Slivken and WRC Media Inc.
   10.26.1(1)     Shareholder Agreement dated as of January 1, 2000 among EAC
                  III L.L.C., Lester Rackoff, Sandy Maccarone, Ted Kozlowski,
                  Eric Ecker, Terry Bromberg, Gerald Adams, Linda Hein, Janice
                  Bailey, David Press, Cindy Buckosh, Robert Famighetti, Ken
                  Park and WRC Media Inc.

    10.27(1)      Shareholder Agreement dated as of the 17th day of
                  November, 1999 among EAC III L.L.C., Martin Kenney
                  and WRC Media Inc.
    10.28(1)      Preferred Stock and Warrants Subscription Agreement
                  dated November 17 between WRC Media Inc., Weekly
                  Reader Corporation, CompassLearning, Inc. and the
                  other signatories thereto
    10.29(1)      Management Agreement dated as of November 17,
                  1999 among Ripplewood Holdings L.L.C. and
                  CompassLearning, Inc.
    10.30(1)      Management Agreement dated as of November 17,
                  1999 among Ripplewood Holdings L.L.C. and Weekly
                  Reader Corporation.
     23.1(1)      Consent of Arthur Anderson LLP
     23.2(1)      Consent of Deloitte & Touche LLP
     23.3(1)      Consent of PricewaterhouseCoopers LLP
     23.4(1)      Consent of Cravath, Swaine & Moore (included in its
                  opinion filed as Exhibit 5.1)
     23.5(1)      Consent of Simba Information Inc.
     27.1(1)      Financial Data Schedule--WRC Media & its
                  subsidiaries
     27.2(1)      Financial Data Schedule--Weekly Reader Corporation
                  & subsidiaries
     27.3(1)      Financial Data Schedule--CompassLearning Inc.
-------------
(1) Incorporated by reference from the Registrants' Registration Statement on Form S-4 (No. 333-96119) filed with the Commission on June 13, 2000, as amended.

(B) Reports on Forms 8-K - On May 17, 2000, WRC Media Inc. filed a Current Report on Form 8-K dated May 15, 2000, reporting under Item 5 thereof the results for the first quarter ended March 31, 2000

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

August 11, 2000                                      WRC MEDIA INC.
                                                     (REGISTRANT)

                                                     By:   /s/ Charles L. Laurey
                                                           ---------------------
                                                           Charles L. Laurey
                                                           Secretary

                                                     WEEKLY READER CORPORATION
                                                     (REGISTRANT)

                                                     By:   /s/ Charles L. Laurey
                                                           ---------------------
                                                           Charles L. Laurey
                                                           Secretary

                                                     COMPASSLEARNING, INC.
                                                     (REGISTRANT)

                                                     By:   /s/ Charles L. Laurey
                                                           ---------------------
                                                           Charles L. Laurey
                                                           Secretary