Form 10-Q
period 2000-09-30
WRC MEDIA INC; WEEKLY READER CORP; COMPASSLEARNING INC
filed 2000-11-13
CIK 1102329, 884403, 1028115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ___________ TO ___________



        Commission File No.333-               Commission File No. 333-                     Commission File No. 333-
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

       Registrant's Telephone Number, including area code: (212) 582-6700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    No X
                                           --    --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common stock, par value $0.01 per share, as of September 30, 2000 were:



WRC MEDIA INC. Common Stock:                                                               6,855,853
WEEKLY READER CORPORATION Common Stock:                                                    2,830,000
COMPASSLEARNING, INC. Common Stock                                                            10,000


                                TABLE OF CONTENTS



                                                                                                      Page
PART I     FINANCIAL INFORMATION                                                                         1

Item 1     FINANCIAL STATEMENTS:

           WRC Media Inc. and subsidiaries consolidated balance sheets                                   2

           WRC Media Inc. and subsidiaries consolidated statement of
           operations for the three months ended September 30, 2000                                      3


           WRC Media Inc. and subsidiaries consolidated statement of
           operations for the nine months ended September 30, 2000                                       4

           WRC Media Inc. and subsidiaries consolidated statement of cash flows
           for the nine months ended September 30, 2000                                                  5

           WRC Media Inc. and subsidiaries notes to consolidated financial
           statements                                                                                    6

           Weekly Reader Corporation and subsidiaries consolidated balance
           sheets                                                                                        7

           Weekly Reader Corporation and subsidiaries consolidated statement
           of operations for the three months ended September 30, 2000                                   8


           Weekly Reader Corporation and subsidiaries consolidated statement
           of operations for the nine months ended September 30, 2000                                    9


           Weekly Reader Corporation and subsidiaries consolidated statement
           of cash flows for the nine months ended September 30, 2000                                   10


           Weekly Reader Corporation and subsidiaries notes to consolidated
           financial statements                                                                         11

           CompassLearning, Inc. consolidated balance sheets                                            12

           CompassLearning, Inc. with Predecessor consolidated statement of
           operations for the three months ended September 30, 2000                                     13


           CompassLearning, Inc. with Predecessor consolidated statement of
           operations for the nine months ended September 30, 2000                                      14


           CompassLearning, Inc. with Predecessor consolidated statement of
           cash flows for the nine months ended September 30, 2000                                      15

           CompassLearning, Inc. notes to consolidated financial statements                             16


                                TABLE OF CONTENTS



Item 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                                 17
                   CONDITION AND RESULTS OF OPERATIONS

Item 3             QUANTITATIVE AND QUALITATIVE DISCLOSURES                                                          34
                   ABOUT MARKET RISK

PART II            OTHER INFORMATION                                                                                 35

Item 1.            LEGAL PROCEEDINGS                                                                                 35

Item 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS                                                         35

Item 3.            DEFAULTS UPON SENIOR SECURITIES                                                                   35

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               35

Item 5.            OTHER INFORMATION                                                                                 35

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K                                                                  36

Signatures                                                                                                           39


                         PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                         WRC MEDIA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)






                                                                                      December 31,             September 30,
                                                                                          1999                      2000
                                                                               -----------------------------------------------
                                                                                                                (unaudited)

ASSETS
Current Assets:
Cash and cash equivalents                                                       $         15,521                $       8,240
Accounts receivable, net                                                                  47,394                       57,871
Inventories, net                                                                          14,682                       15,788
Prepaid expenses                                                                           2,961                        2,465
Other current assets                                                                      20,258                       19,830
                                                                               ----------------------   ----------------------
Total current assets                                                                     100,816                      104,194

Property and equipment, net                                                                7,898                        8,240
Purchased software, net                                                                    6,566                        5,173
Goodwill, net                                                                            295,384                      228,946
Deferred financing costs, net                                                              7,843                        6,979
Identified intangible assets, net                                                        153,676                      188,284
Other assets
                                                                                              46                            8
                                                                               ----------------------   ----------------------
Total Assets                                                                    $        572,229                $     541,824
                                                                               ======================   ======================

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable                                                                $         21,999                $      16,549
Accrued payroll, commissions and benefits                                                 10,917                        8,114
Current portion of deferred revenue                                                       35,961                       46,549
Other accrued liabilities                                                                 38,990                       52,671
Current portion of long-term debt                                                          2,939                        4,100
                                                                               ----------------------   ----------------------
Total current liabilities                                                                110,806                      127,983

Deferred revenue, net of current portion                                                   1,780                        1,659
Due to related party                                                                       2,946                        2,946
Long-term debt                                                                           273,617                      278,302
Other long-term liabilities                                                                   14                            -
                                                                               ----------------------   ----------------------
Total liabilities                                                                        389,163                      410,890
15% Series B preferred stock subject to redemption,
Including accrued dividends and accretion of warrant value                                64,767                       74,368
                                                                               ----------------------   ----------------------
Warrants on preferred stock                                                               11,751                       11,751
                                                                               ----------------------   ----------------------
Common stock subject to redemption                                                         1,265                        1,265
                                                                               ----------------------   ----------------------

Stockholders equity:
Common stock, ($.01 par value, 20,000,000 shares authorized;
6,855,853 shares outstanding)                                                                 69                           69
Aditional paid-in capital                                                                126,063                      126,063
Accumulated deficit                                                                      (20,849)                     (82,582)
                                                                               ----------------------   ----------------------
Total stockholders equity                                                                105,283                       43,550
                                                                               ----------------------   ----------------------
Total liabilities and stockholders equity                                       $        572,229                $     541,824
                                                                               ======================   ======================

      The accompanying notes to condensed consolidated financial statements are an integral part of these
                                 balance sheets.

                         WRC MEDIA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)





                                                                              1999                  2000
                                                                     --------------------    -----------------

Sales, net                                                            $       14,847              $    56,391

Cost of goods sold                                                             5,329                   16,940
                                                                     --------------------    -----------------

Gross profit                                                                   9,518                   39,451

Operating costs and expenses:
Sales and marketing                                                            4,971                   11,843
Research and development                                                      10,824                     (161)
Distribution, circulation and fulfillment                                          -                    3,356
Editorial                                                                          -                    2,415
General and administrative                                                     1,382                    6,723
Depreciation and amortization                                                  1,739                   28,035
                                                                     --------------------    -----------------

Total operating costs and expenses                                            18,916                   52,211

Loss from operations                                                          (9,398)                 (12,760)

Interest expense, net including amortization
of deferred financing costs                                                     (914)                  (9,054)
Other, net                                                                        16                       16
                                                                     --------------------    -----------------

Loss before income tax expense                                               (10,296)                 (21,798)

Income tax provision                                                               -                     (552)
                                                                     --------------------    -----------------

Net loss                                                              $      (10,296)             $   (21,246)
                                                                     ====================    =================




                The accompanying notes to condensed consolidated
                  financial statements are an integral part of
                                these statements.

                       WRC MEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             FOR THE PERIOD FROM
                           INCEPTION (MAY 14, 1999)
                            THROUGH SEPTEMBER 30,
                           1999 AND THE NINE MONTHS
                           ENDED SEPTEMBER 30, 2000
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                  For the period from
                                                                   inception (May 14,
                                                                      1999) through
                                                                   September 30, 1999              2000
                                                                  --------------------     ---------------------
Sales, net                                                            $    14,847              $       153,676

Cost of goods sold                                                          5,329                       47,052
                                                                  --------------------     ---------------------

Gross profit                                                                9,518                      106,624

Operating costs and expenses:
Sales and marketing                                                         4,971                       34,835
Research and development                                                   10,824                        4,097
Distribution, circulation and fulfillment                                       -                        8,691
Editorial                                                                       -                        7,320
General and administrative                                                  1,382                       20,702
Depreciation and amortization                                               1,739                       56,747
                                                                  --------------------     ---------------------

Total operating costs and expenses                                         18,916                      132,392

Loss from operations                                                       (9,398)                     (25,768)

Interest expense, net including amortization
of deferred financing costs                                                  (914)                     (26,205)
Other, net                                                                     16                           30
                                                                  --------------------     ---------------------

Loss before income tax expense                                            (10,296)                     (51,943)

Income tax provision                                                            -                          199
                                                                  --------------------     ---------------------

Net loss                                                              $   (10,296)             $       (52,142)
                                                                  ====================     =====================

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE PERIOD FROM INCEPTION (MAY 14, 1999)
                         THROUGH SEPTEMBER 30, 1999 AND
                    THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    For the period from
                                                                                     inception (May 14,
                                                                                       1999) through
                                                                                     September 30, 1999           2000
                                                                                   -----------------------  --------------
Cash flows from operating activities:
Net loss                                                                            $         (10,296)       $    (52,142)
Adjustments to reconcile net loss to cash
provided by operating activities-
Depreciation and amortization                                                                  11,216              58,730
Gain on disposition of marketable securities                                                      -                   (16)
Amortization of deferred financing fees                                                           185                 744
Accretion of stock discount                                                                       -                   224
Changes in assets and liabilities-
(Increase) decrease in accounts receivable                                                        150             (10,477)
(Increase) decrease in inventories                                                                118              (1,106)
(Increase) decrease in prepaid expenses and other current assets                                 (271)             (1,839)
(Increase) decrease in other noncurrent assets                                                    -               (17,248)
Increase (decrease) in accounts payable                                                            79              (5,455)
Increase (decrease) in deferred revenue                                                           909              10,471
Increase (decrease)in current and noncurrent accrued liabilities                                 (627)             10,896
                                                                                   -----------------------  --------------
Net cash used in operating activities                                                           1,463              (7,218)
                                                                                   -----------------------  --------------

Cash flows from investing activities:
Purchase of acquired business                                                                 (55,493)                -
Capital expenditures                                                                             (167)            (5,666)
Proceeds from disposition of marketable securities                                                -                   16
Investment in tradename                                                                          (375)                -
                                                                                   -----------------------  --------------
Net cash used in investing activities                                                         (56,035)            (5,650)
                                                                                   -----------------------  --------------

Cash flows from financing activities:
Proceeds from issuance of common stock                                                         28,698                 -
Increase in revolving line of credit, net                                                       5,000              7,500
Proceeds from increase in senior subordinated notes                                            19,000                 -
Proceeds from term loan                                                                         3,000                 -

Payment of financing fees                                                                      (1,463)                -
Retirement of senior bank debt                                                                    -               (1,913)
                                                                                   -----------------------  --------------
Net cash provided by financing activities                                                      54,235              5,587
                                                                                   -----------------------  --------------
Decrease in cash and cash equivalents                                                            (337)            (7,281)
Cash and cash equivalents, beginning of period                                                    595             15,521
                                                                                   -----------------------  --------------
Cash and cash equivalents, end of period                                            $             258        $     8,240
                                                                                   =======================  ==============
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                            $             101        $    19,724
                                                                                   =======================  ==============


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



1.  ORGANIZATION AND DESCRIPTION OF BUSINESS ORGANIZATION

The accompanying consolidated financial statements include the accounts of WRC Media, Inc. (WRC) and its subsidiaries- Weekly Reader Corporation, and CompassLearning, Inc. The term "Company" refers to WRC and its subsidiaries.

WRC was incorporated on May 14, 1999. On July 14, 1999, WRC acquired CompassLearning in a business combination accounted for as a purchase.

On November 17, 1999, WRC completed the recapitalization and purchase of Weekly Reader and its subsidiaries. As a result of these transactions, WRC owns 94.9% and PRIMEDIA INC. owns 5.1% of the common stock of the Weekly Reader Corporation.

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

The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted.

These condensed consolidated financial statements should be read in conjunction with WRC Media, Inc. and Subsidiaries annual financial statements and related notes for the year ended December 31, 1999. The operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for a full year.

During the three months ended September 30, 2000 the Company adjusted the preliminary allocation of the purchase cost that was allocated to major categories of assets and liabilities acquired based on estimated fair market values as of December 31, 1999. This adjustment to the allocation of purchase cost was based on upon an appraisal that was finalized during this period. As a result of the final appraisal, the Company adjusted its allocation of purchase price and recorded the cumulative effect of that adjustment in the three month period ended September 30, 2000.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                      December 31,          September 30,
                                                                                          1999                  2000
                                                                                -------------------     -------------------
                                                                                                               (unaudited)


ASSETS
Current Assets:
Cash                                                                             $          14,143        $         8,069
Accounts receivable, net                                                                    27,440                 41,475
Inventories, net                                                                            13,952                 14,966
Due from related party, net                                                                    500                 16,227
Prepaid expenses                                                                             1,642                  2,063
Other current assets                                                                        20,234                 19,830
                                                                                -------------------     -------------------
Total current assets                                                                        77,911                102,630

Property and equipment, net                                                                  6,245                  5,648
Other intangible assets, net                                                                44,338                 43,442
Excess of purchase price over net assets acquired, net                                     107,801                105,621
Other non-current assets                                                                        46                      8
                                                                                -------------------     -------------------
Total Assets                                                                     $         236,341        $       257,349
                                                                                ===================     ===================

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable                                                                 $          19,491        $        14,952
Deferred revenue                                                                            18,989                 32,569
Accrued expenses and other                                                                  36,274                 32,736
Current portion of long-term debt                                                            2,939                  4,100
                                                                                -------------------     -------------------
Total current liabilities                                                                   77,693                 84,357
Long-term debt                                                                             273,617                278,302
Commitments and contingencies
Redeemable preferred stock, plus accrued dividends                                          76,406                 85,328
Stockholders deficit:
Common stock, ($.01 par value, 20,000,000 shares authorized;
2,830,000 shares issued)                                                                        28                     28
Class A non-voting common stock ($.01 par value,
1,000,000 shares authorized, no shares issued or outstanding)                                  -                      -
Class B non-voting common stock ($.01 par value,
1,000,000 shares authorized, no shares issued or outstanding)                                  -                      -
Aditional paid-in capital                                                                    9,133                  9,133
Due from parent                                                                            (68,684)               (54,505)
Accumulated deficit                                                                       (131,852)              (145,294)
                                                                                -------------------     -------------------
Total stockholders deficit                                                                (191,375)              (190,638)
                                                                                -------------------     -------------------
Total liabilities and stockholders deficit                                       $         236,341        $       257,349
                                                                                ===================     ===================



  The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                      1999            2000
                                                              ----------------   ---------------
Sales, net                                                     $       39,796      $     43,483

Cost of goods sold                                                     11,987            11,580
                                                              ----------------   ---------------

Gross profit                                                           27,809            31,903

Operating costs and expenses:
Marketing and selling                                                   6,139             7,222
Distribution, circulation and fulfillment                               3,191             3,356
Editorial                                                               2,481             2,415
General and administrative                                              4,469             4,391
Corporate and group overhead                                            1,033               800
Depreciation and amortization                                           3,670             3,251
                                                              ----------------   ---------------

Total operating costs and expenses                                     20,983            21,435

Income from operations                                                  6,826            10,468

Other income (expense) :
Interest expense, including amortization
of deferred financing costs                                            (3,503)           (8,772)
Other, net                                                                (65)               -
                                                              ----------------   ---------------

Income before income tax expense                                        3,258             1,696

Income tax provision (benefit)                                          2,193              (552)
                                                              ----------------   ---------------

Net Income                                                     $        1,065      $      2,248
                                                              ================   ===============


 The accompanying notes to condensed consolidated financial statements integral part of these statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                               1999                       2000
                                                                     -----------------      ----------------
Sales, net                                                            $       101,630          $    108,460

Cost of goods sold                                                             27,921                29,646
                                                                     -----------------      ----------------

Gross profit                                                                   73,709                78,814

Operating costs and expenses:
Marketing and selling                                                          16,487                18,229
Distribution, circulation and fulfillment                                       8,436                 8,691
Editorial                                                                       7,251                 7,320
General and administrative                                                     11,903                13,031
Corporate and group overhead                                                    5,549                 2,308
Depreciation and amortization                                                  11,884                10,685
                                                                     -----------------      ----------------

Total operating costs and expenses                                             61,510                60,264

Income from operations                                                         12,199                18,550

Other income (expense) :
Interest expense, including amortization
of deferred financing costs                                                   (10,287)              (25,466)
Other, net                                                                       (582)                    -
                                                                     -----------------      ----------------

Income (loss) before income tax expense                                         1,330                (6,916)

Income tax provision                                                            1,938                   199
                                                                     -----------------      ----------------

Net loss                                                              $          (608)       $       (7,115)
                                                                     =================      ================


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)






                                                                             1999                2000
                                                                       ---------------      ---------------
Cash flows from operating activities:
Net loss                                                                $       (608)        $      (7,115)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization                                                 11,884                10,690
Amortization of deferred financing fees                                          154                   -
Deferred income taxes                                                          1,181                   -
Changes in operating assets and liabilities:
(Increase) decrease in-
Accounts receivable                                                          (16,430)              (14,035)
Inventories                                                                     (628)               (1,014)
Prepaid expenses                                                                (657)                 (419)
Other assets                                                                    (967)               (2,433)
Increase (decrease) in-
Accounts payable                                                              (1,828)               (4,544)
Deferred revenue                                                               9,940                13,583
Accrued expenses and other liabilities                                           866                (1,263)
                                                                       ---------------      ---------------
Net cash provided (used) in operating activities                               2,907                (6,550)
                                                                       ---------------      ---------------

Cash flows from investing activities:
Payments for businesses acquired                                                (667)                  -
Additions to property, equipment and other, net                               (4,114)               (4,142)
                                                                       ---------------      ---------------

Net cash used in investing activities                                         (4,781)               (4,142)
                                                                       ---------------      ---------------

Cash flows from financing activities:
Proceeds from revolving line of credit                                            -                  7,500
Retirement of senior bank debt                                                    -                 (1,913)
Payment of financing fees                                                       (171)                  -
Intercompany, net                                                              2,365                  (969)
                                                                       ---------------      ---------------
Net cash provided by financing activities                                      2,194                 4,618
                                                                       ---------------      ---------------

Change in cash                                                                   320                (6,074)
Cash, beginning of period                                                      1,964                14,143
                                                                       ---------------      ---------------
Cash, end of period                                                     $      2,284          $      8,069
                                                                       ===============      ===============
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                $     10,142           $    19,724
                                                                       ===============      ===============



      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  WEEKLY READER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


1.       ORGANIZATION AND DESCRIPTION OF BUSINESS ORGANIZATION

Weekly Reader Corporation ("WRC" or the "Company"), PRIMEDIA Reference, Inc. ("PRI") and American Guidance Services, Inc. ("American Guidance") were wholly-owned subsidiaries of PRIMEDIA Inc. ("PRIMEDIA"). On August 13, 1999, PRIMEDIA entered into a Redemption, Stock Purchase and Recapitalization Agreement (as amended as of October 6, 1999, the "Recapitalization Agreement") with WRC Media Inc., formerly EAC II Inc. ("WRC Media"). The terms of the Recapitalization Agreement required that all of the outstanding capital stock of PRI and American Guidance be contributed to WRC prior WRC Media's purchase of majority interest in WRC for a purchase price of $395,000. The presentation of these financial statements reflects the capital contribution made by PRIMEDIA to WRC of all the PRI and American Guidance shares at their historical carrying values. In addition, on October 5, 1999, the authorized capital of WRC was amended to consist of 20,000,000 shares of common stock, par value $.01/share, and WRC declared a 10,000-for-one stock split effective on October 5, 1999. This amendment was retroactively reflected on the financial statements. On November 17, 1999 WRC Media completed its recapitalization of WRC. The consolidated financial statements include the accounts of WRC and its subsidiary, Lifetime Learning System, Inc. ("Lifetime Learning"), PRI and its subsidiaries, Funk & Wagnalls Yearbook Corporation and Gareth Stevens, Inc. ("Gareth Stevens"), and American Guidance and its subsidiary, AGS International Sales, Inc. (collectively referred to as "Weekly Reader"). As a result of the recapitalization, WRC now owns 94.9% and PRIMEDIA 5.1% of the common stock of Weekly Reader. On November 17, 1999 PRI legally changed its name to World Almanac Education Group ("WAE").

All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted.


These condensed consolidated financial statements should be read in conjunction with Weekly Reader Corporation and Subsidiaries annual financial statements and related notes for the year ended December 31, 1999. The operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for a full year.

                             COMPASSLEARNING, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                         December 31,          September 30,
                                                                             1999                   2000
                                                                     ---------------------   --------------------
                                                                                                (unaudited)
ASSETS
Current Assets:
Cash                                                                    $             102      $             171
Accounts receivable, net                                                           19,954                 16,396
Due from parent                                                                       598                      -
Inventories, net                                                                      730                    822
Prepaid expenses                                                                    1,319                    402
Other current assets                                                                   24                      -
                                                                      --------------------   --------------------
Total current assets                                                               22,727                 17,791

Intercompany payable, net                                                               -                 (2,321)
Purchased software, net                                                             6,566                  5,173
Other acquired intangible assets, net                                              48,156                 41,720
Fixed assets, net                                                                   1,653                  2,592
                                                                      --------------------   --------------------
Total Assets                                                            $          79,102      $          64,955
                                                                      ====================   ====================

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable                                                        $           2,508      $           1,597
Due to related party                                                                  500                      -
Accrued salaries and related items                                                  5,895                  3,909
Other accrued liabilities                                                          10,795                  3,779
Current portion of deferred revenue                                                16,971                 13,980
Current portion of long-term debt                                                   2,939                  4,100
                                                                      --------------------   --------------------
Total current liabilities                                                          39,608                 27,365
Deferred revenue, net of current portion                                            1,780                  1,659
Long-term debt                                                                    273,617                278,302
Due to related party                                                                2,160                  2,160
Other long-term liabilities                                                            15                      -
                                                                      --------------------   --------------------
Total liabilities                                                                 317,180                309,486
Stockholders deficit:
Preferred stock, ($.01 par value, 10,000,000
shares authorized, no shares issued
and outstanding)                                                                        -                      -
Class A common stock, ($.01 par value,
20,000 shares authorized,
10,000 shares issued and outstanding)                                                   -                      -
Aditional paid-in capital                                                          31,316                 31,316
Accumulated deficit                                                               (18,708)               (49,104)
Due from parent                                                                  (250,674)              (226,721)
Cumulative other comprehensive loss                                                   (12)                   (22)
                                                                      --------------------   --------------------
Total stockholders deficit                                                       (238,078)              (244,531)
                                                                      --------------------   --------------------
Total liabilities and stockholders deficit                              $          79,102      $          64,955
                                                                      ====================   ====================

       The accompanying notes to condensed financial statements are an integral part of these balance sheets.

                    COMPASSLEARNING, INC. WITH PREDECESSOR
                      CONDENSED STATEMENT OF OPERATIONS
   FOR THE PERIOD FROM INCEPTION (JULY 14, 1999) THROUGH SEPTEMBER 30, 1999
                AND THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                          For the period from
                                                           inception(July 14,
                                                             1999) through
                                                           September 30, 1999                  2000
                                                       ---------------------------        ----------------
Revenue, net                                              $                14,847           $      12,908

Cost of products sold                                                       5,329                   5,360
                                                       ---------------------------        ----------------

Gross Profit                                                                9,518                   7,548

Operating expenses:
Sales and marketing                                                         4,971                   4,621
Research and development                                                   10,824                    (161)
General and administrative                                                  1,382                   1,260
Corporate overhead                                                              -                     272
Amortization of intangible assets                                           1,739                   2,148
                                                       ---------------------------        ----------------

Total operating costs and expenses                                         18,916                   8,140

Loss from operations                                                       (9,398)                   (592)

Interest expense, net                                                        (914)                 (8,837)
Other income, net                                                              16                      16
                                                       ---------------------------        ----------------

Loss before income tax expense                                            (10,296)                 (9,413)

Income tax expense                                                              -                       -
                                                       ---------------------------        ----------------

Net loss                                                  $               (10,296)          $      (9,413)
                                                       ===========================        ================


       The accompanying notes to condensed financial statements are an integral part of these statements.

                    COMPASSLEARNING, IN. WITH PREDECESSOR
                      CONDENSED STATEMENT OF OPERATIONS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                          For the period from
                                                    Predecessor           inception(July 14,           For the nine months
                                                     January 1-              1999) through                    ended
                                                   July 13, 1999          September 30, 1999            September 30, 2000
                                                 -------------------   ---------------------------   ---------------------------
Revenue, net                                      $          34,023     $                  14,847     $                  45,216

Cost of products sold                                        13,374                         5,329                        17,406
                                                 -------------------   ---------------------------   ---------------------------

Gross profit                                                 20,649                         9,518                        27,810

Operating expenses:
Sales and marketing                                          11,038                         4,971                        16,606
Research and development                                      3,831                        10,824                         4,097
General and administrative                                    3,978                         1,382                         4,587
Corporate overhead                                                -                             -                           776
Amortization of intangible assets                               131                         1,739                         6,436
                                                 -------------------   ---------------------------   ---------------------------

Total operating costs and expenses                           18,978                        18,916                        32,502

Income (loss) from operations                                 1,671                        (9,398)                       (4,692)

Interest expense, net                                        (2,854)                         (914)                      (25,616)
Other income, net                                               405                            16                            30
                                                 -------------------   ---------------------------   ---------------------------

Loss before income tax expense                                 (778)                      (10,296)                      (30,278)

Income tax expense                                                -                             -                             -
                                                 -------------------   ---------------------------   ---------------------------

Net loss                                          $            (778)                      (10,296)    $                 (30,278)
                                                 ===================   ===========================   ===========================


       The accompanying notes to condensed financial statements are an integral part of these statements.

                    COMPASSLERNING, INC. WITH PREDECESSOR
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                   For the period from
                                                                Predecessor         inception(July 14,     For the nine months
                                                                 January 1-           1999) through               ended
                                                               July 13, 1999        September 30, 1999      September 30, 2000
                                                             -------------------  -----------------------  ---------------------
Cash flows from operating activities:
Net loss                                                         $         (778)        $        (10,296)      $        (30,278)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization                                    $        1,713                   11,216                  8,414
Gain on disposition of marketable securities                               (396)                       -                    (16)
Amortization of deferred financing fees                                     204                      185                      -
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                                1,191                      150                  3,558
(Increase) decrease in inventories                                          269                      118                    (92)
(Increase) decrease in prepaid expenses                                   1,107                     (271)                   917
(Increase) decrease in other assets                                           -                        -                     36
Increase (decrease) in accounts payable                                    (554)                      79                   (911)
Increase (decrease) in deferred revenue                                  (6,267)                     909                 (3,112)
Increase (decrease) in other accrued liabilities
and long-term liabilities                                                (1,052)                    (627)                (4,979)
                                                             -------------------  -----------------------  ---------------------
Net cash provided by (used in) operating activities                      (4,563)                   1,463                (26,463)
                                                             -------------------  -----------------------  ---------------------

Cash flows from investing activities:
Purchase of acquired business                                                 -                  (55,493)                     -
Capital expenditures                                                       (142)                    (167)                (1,524)
Proceeds from disposition of marketable securities                          396                        -                     16
Investment in tradename                                                       -                     (375)                     -
                                                             -------------------  -----------------------  ---------------------
Net cash provided by (used in) investing activities                         254                  (56,035)                (1,508)
                                                             -------------------  -----------------------  ---------------------

Cash flows from financing activities:
Proceeds from issuance of common stock                                        -                   28,698                      -
Increase in revolving line of credit, net                                 4,904                    5,000                      -
Proceeds from increase in senior subordinated notes                           -                   19,000                      -
Proceeds from term loan                                                       -                    3,000                      -
Payment of financing fees                                                     -                   (1,463)                     -
Change in intercompany balances                                               -                        -                 28,040
                                                             -------------------  -----------------------  ---------------------
Net cash provided by financing activities                                 4,904                   54,235                 28,040
                                                             -------------------  -----------------------  ---------------------
Change in Cash                                                              595                     (337)                    69
Cash, beginning of period                                                     -                      595                    102
                                                             -------------------  -----------------------  ---------------------
Cash, end of period                                              $          595         $            258       $            171
                                                             ===================  =======================  =====================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                         $          925         $            101       $         19,724
                                                             ===================  =======================  =====================


       The accompanying notes to condensed financial statements are an integral part of these statements.

                            COMPASSLEARNING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


1.       ORGANIZATION AND DESCRIPTION OF BUSINESS ORGANIZATION

CompassLearning, Inc. (formerly, JLC Learning Corporation and formerly EAC I Inc.) (the "Company") is a leading provider of technology-based educational programs to schools and school districts for kindergarten through twelfth grade. Prior to July 14, 1999, the Company's predecessor (the "Predecessor") was a wholly-owned subsidiary of Software Systems Corporation ("SSC"), a wholly-owned subsidiary of JLC Learning Holdings, Inc. ("Holdings").

The Predecessor was acquired by WRC Media, Inc. (the "Parent") on July 14, 1999 (the "Purchase Date"). The Securities and Exchange Commission deems an acquired business to be a predecessor when the acquirer is in substantially the same business of the entity acquired and the acquirer's own operations prior to the acquisition appear insignificant relative to the business acquired. Accordingly, the accompanying financial statements for the period, January 1, 1999 through July 13, 1999 are of the Predecessor, while the financial statements for the nine months ended September 30, 2000 are of the Company. The purchase method of accounting was used to record the assets acquired and liabilities assumed by the Company. Such accounting generally results in the acquirer recording the assets purchased and liabilities assumed at fair value, which results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows of two separate entities.

The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted.

These condensed consolidated financial statements should be read in conjunction with CompassLearning, Inc.'s financial statements and related notes for the period ended December 31, 1999. The operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for a full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion is intended to assist in understanding the financial condition as of September 30, 2000 of WRC Media Inc. ("WRC Media") and its subsidiaries and their results of operations for the three-month and nine-month periods ended September 30, 1999 and September 30, 2000. You should read the following discussion in conjunction with the financial statements of WRC Media, Weekly Reader Corporation ("Weekly Reader") and CompassLearning, Inc. ("CompassLearning," formerly JLC Learning Corporation) attached to this discussion and analysis. Unless the context otherwise requires, references to "Weekly Reader" herein are to Weekly Reader and its subsidiaries, including American Guidance Service, Inc. ("American Guidance") and World Almanac Education Group, Inc. ("World Almanac," formerly PRIMEDIA Reference, Inc.). Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries and their predecessor companies after giving effect to the transactions related to the acquisition of CompassLearning and recapitalization of Weekly Reader effectuated on July 14, 1999 and November 17, 1999, respectively (the "Acquisition and Recapitalization"). This discussion and analysis contains forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 -- WRC MEDIA INC. AND SUBSIDIARIES

The results of operations of WRC Media and its subsidiaries encompass the operations of CompassLearning and Weekly Reader and its subsidiaries, including American Guidance and World Almanac. The results of operations of WRC Media and its subsidiaries should be read together with the separate discussions of the results of operations of Weekly Reader and CompassLearning.

WRC Media was founded on May 14, 1999. For purposes of the financial presentation and discussion of WRC Media's results of operations included here, we are comparing: (1) the unaudited 1999 historical income statements on a combined basis for the three-month and nine-month periods ended September 30, 1999 of CompassLearning and Weekly Reader to (2) the unaudited 2000 historical income statements for the three-month and nine-month periods ended September 30, 2000 of WRC Media and its subsidiaries.

In analyzing WRC Media's results for the three and nine months ended September 30, 1999 and 2000, respectively, the seasonal nature of WRC Media's business should be considered. As a result of seasonality, approximately 21% of WRC Media's publications and related services usually result in its first quarter, 23% in its second quarter, and 56% in the third and fourth quarters combined. However, unlike this revenue stream, many of WRC Media's expenses are incurred evenly throughout the year.

WRC Media analyzes its revenues, expenses and operating results on a percentage of sales basis. The following table sets forth, for the periods indicated, combined statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net sales.

                                                                        Three Months Ended September 30
                                                                1999                                  2000
                                                  -----------------------------------  ---------------------------------------
                                                      Amount          % of Net Sales       Amount          % of Net Sales
                                                  -----------------  ----------------  ----------------  ---------------------
                                                                             (Dollars in millions)
Sales, net                                         $      56.3               100.0%     $     56.4                     100.0%
Cost of goods sold                                        18.2                32.4%           16.9                      30.0%
                                                  -----------------  ----------------  ----------------  ---------------------
Gross profit                                       $     $38.1                67.6%     $     39.5                      70.0%
Operating costs and expenses
                 Sales and marketing                      11.4                20.3%           11.8                      21.0%
                 Research and development                 11.1                19.7%              -                         -
                 Distribution, circulation and
                 fulfillment                               3.2                 5.7%            3.4                       6.0%
                 Editorial                                 2.5                 4.4%            2.4                       4.3%
                 General and administrative                6.0                10.7%            5.5                       9.7%
                 Corporate and group overhead              1.0                 1.8%            1.1                       1.9%
                 Depreciation and amortization             5.6                10.0%           28.0                      49.7%
                                                  -----------------  ----------------  ----------------  ---------------------
                 Total operating costs and
                 expenses                                 40.8                72.6%           52.2                      92.6%
Loss from operations                                      (2.7)               (5.0%)         (12.7)                    (22.6%)
Interest expense, including amortization
of deferred financing costs                               (4.6)               (8.2%)          (9.1)                    (16.1%)
Other, net                                                   -                (0.1%)             -                       0.0%
                                                  -----------------  ----------------  ----------------  ---------------------
Loss before income tax expense                            (7.3)              (13.3%)         (21.8)                    (38.7%)
Income tax provision (benefit)                             1.9                 3.4%           (0.6)                     (1.0%)
                                                  -----------------  ----------------  ----------------  ---------------------
Net loss                                           $      (9.2)              (16.7%)    $    (21.2)                    (37.7%)
                                                  =================  ================  ================  =====================



-----------------------------------------

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Sales, net. For the three months ended September 30, 2000, net sales increased $0.1 million, or 0.2%, to $56.4 million from $56.3 million for the same period in 1999. This increase was primarily due to an increase in sales at Weekly Reader of $3.7 million, or 9.3%, to $43.5 million for the three months ended September 30, 2000 from $39.8 million for the same period in 1999, combined with a decrease in sales at CompassLearning of $3.6 million, or 21.7%, to $12.9 million for the three months ended September 30, 2000 from $16.5 million for the same period in 1999. The increase in sales at Weekly Reader was due to
(1) an increase in sales at American Guidance Service of $2.1 million, or 13.4%, to $18.0 million for the three months ended September 30, 2000 from $15.9 million for the same period in 1999 as a result of increases in sales of our curriculum products, primarily textbooks and increases in sales of assessment products primarily driven by the release of our revised GFTA assessment (Goldman-Fristoe Test of Articulation); (2) an increase in catalog and telemarketing sales of $0.6 million or 4.9% at World Almanac's school library sales segments and (3) an increase in Weekly Reader's sales, not including World Almanac and American Guidance, of $1.0 million, or 8.0%, to $13.6 million for the three months ended September 30, 2000 from $12.6 million for the same period in 1999, primarily as a result of increased sales in skills books. The decrease in sales at CompassLearning was due to (1) a decrease in software revenue of $1.5 million, or 17.2%, to $6.9 million for the three months ended September 30, 2000, from $8.4 million for the same period in 1999 primarily as a result of lower sales volume; (2) a decrease in service revenue of $1.8 million, or 24.2%, to $5.7 million for the three months ended September 30, 2000, from $7.5 million for the same period in 1999 primarily as a result of lower service contract renewal sales, and (3) a decrease in hardware revenue of $0.3 million, or 51.4%, to $0.3 million for the three months ended September 30, 2000, from $0.6 million for the same period in 1999, resulting from our strategy to exit the hardware business.

Gross profit. For the three months ended September 30, 2000, gross profit increased by $1.4 million, or 3.7%, to $39.5 million from $38.1 million for the same period in 1999. This increase was due to an increase in gross profit at Weekly Reader of $4.1 million, or 14.7%, to $31.9 million for the three months ended September 30, 2000 from $27.8 million for the same period in 1999 partially offset by a decrease in gross profit at CompassLearning of $2.9 million, or 27.7%, to $7.5 million for the three months ended September 30, 2000 from $10.4 million for the same period in 1999. The increase in gross profit at Weekly Reader was a result of (1) an increase in gross profit at American Guidance of $1.4 million, or 11.9%, to $13.1 million for the three months ended September 30, 2000 from $11.7 million for the same period in 1999 due to the increased sales described above; (2) an increase in gross profit at World Almanac of $1.6 million, or 25.8%, to $7.9 million for the three months ended September 30, 2000 from $6.3 million for the same period in 1999 due to the increased sales described above and an inventory related charge of $1.2 million taken in the third quarter of 1999 by World Almanac's Gareth Stevens division and (3) an increase in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $1.1 million, or 10.9%, to $10.9 million for the three months ended September 30, 2000 from $9.8 million for the same period in 1999 due to the increased sales described above and a favorable cost of goods sold rate variance, resulting in a 2.0 percentage point improvement in gross margin percentage to 80.2% from 78.2%.The decrease in gross profit at CompassLearning of $2.9 million was primarily due to the decrease in software revenue, combined with lower service revenue as described above. Gross profit as a percentage of sales increased to 70.0% for the three months ended September 30, 2000 from 67.6% for the same period in 1999, primarily due to the inventory related charge taken in 1999 by World Almanac previously noted.

Operating costs and expenses. For the three months ended September 30, 2000, operating costs and expenses increased by $11.4 million, or 28.0%, to $52.2 million from $40.8 million for the same period in 1999. This was primarily attributable to WRC Media's higher depreciation and goodwill and intangible asset amortization of $22.4 million resulting from the Acquisition and Recapitalization; and higher sales and marketing expense of $0.4 million for the three months ended September 30, 2000 compared to the same period last year offset by lower research and development costs of $11.1 million due to a $9.0 million write down of research and development costs at CompassLearning in the prior year. Weekly Reader's operating costs and expenses increased by $0.5 million, or 2.0%, to $21.5 million for the three months ended September 30, 2000 from $21.0 million for the same period in 1999 primarily due to an increase in sales and marketing expenses of $1.1 million offset by lower depreciation and amortization expenses of $0.4 million due to intangible assets with lower amortization schedules in the later part of their lives and intangible assets that were fully amortized in 1999; partially offset by $0.2 million increase in distribution, circulation and fulfillment expenses. CompassLearning operating costs and expenses decreased $11.6 million, or 58.8%% for the three months ended September 30, 2000, to $8.1 million from $19.7 million for the same period in 1999. The decrease was primarily due to $11.0 million decrease in research and development expense, $0.7 million decrease in sales and marketing expense, and a $0.3 decrease in general and administrative expense (net of corporate overhead expense), offset by $0.4 million increase in amortization of goodwill and other intangibles. Operating costs and expenses as a percentage of sales increased to 92.6% for the three months ended September 30, 2000 from 72.5% for the same period in 1999 due to the increased amortization at WRC Media described above partially offset by lower research and development at CompassLearning.

Loss from operations. For the three months ended September 30, 2000, loss from operations increased by $10.0 million, or 367.2%, to $12.7 million from a loss from operations of $2.7 million for the same period in 1999 and loss from operations as a percentage of sales increased to negative 22.6% from negative 5.0% for the same period in 1999. These decreases were primarily due to the $22.4 million increase in amortization of goodwill and other intangible assets at WRC Media resulting from the Acquisition and Recapitalization described above.

Interest expense, including amortization of deferred financing costs. For the three months ended September 30, 2000, interest expense increased by $4.5 million, or 96.3%, to $9.1 million from $4.6 million for the same period in 1999 and interest expense as a percentage of sales increased to 16.1% from 8.2% for the same period in 1999. Interest expense for the three months ended September 30, 2000 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization. Interest expense for the three months ended September 30, 1999 relates to (1) for Weekly Reader, interest charged by PRIMEDIA Inc. to Weekly Reader on outstanding intercompany debt and (2) for CompassLearning, borrowings from its previous ownership prior to its acquisition by WRC Media on July 14, 1999.

Income tax provision (benefit). For the three months ended September 30, 2000, provision for income taxes decreased by $2.5 million or 128.8% to an income tax benefit of $0.6 million from a provision for income taxes of $1.9 million for the same period in 1999. In the current period, the Company recorded an income tax benefit of $0.6 million resulting from income tax refunds related to estimated tax overpayments made during the period ended September 30, 2000.

Net loss. For the three months ended September 30, 2000, net loss increased by $12.0 million, or 128.6%, to $21.2 million from $9.2 million for the same period in 1999 primarily as a result of the $22.4 million increase in amortization expenses for intangible assets and $4.5 million increase in interest expense resulting from the Acquisition and Recapitalization described above partially offset by $11.1 million decrease in research and development at CompassLearning and a decrease in provision for income taxes of $2.5 million. Net loss as a percentage of net sales increased to negative 37.7% for the three months ended June 30, 2000 from negative 16.7% for the same period in 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 -- WRC MEDIA INC. AND SUBSIDIARIES

The following table sets forth, for the periods indicated, combined statements of operations data for WRC Media expressed in millions of dollars and as a percentage of net sales.

                                                                                  Nine Months Ended September 30
                                                                       1999                                          2000
                                                           ---------------------------------------------------------------------
                                                              Amount    % of Net Sales           Amount         % of Net Sales
                                                           ---------------------------------------------------------------------
                                                                                      (Dollars in millions)

Sales, net                                                  $     150.5          100.0%   $     153.7                    100.0%
Cost of goods sold                                                 46.8           31.1%          47.1                     30.6%
                                                           ----------------  ----------  ----------------  ---------------------
Gross profit                                                $     103.7           68.9%   $     106.6                     69.4%
Operating costs and expenses

                Sales and marketing                                32.4           21.6%          34.8                     22.7%
                Research and development                           14.7            9.7%           4.1                      2.7%
                Distribution, circulation and fulfillment           8.4            5.6%           8.7                      5.7%
                Editorial                                           7.2            4.8%           7.3                      4.8%
                General and administrative                         17.2           11.4%          17.6                     11.5%
                Corporate and group overhead                        5.6            3.7%           3.1                      2.0%
                Depreciation and amortization                      13.7            9.1%          56.7                     36.9%
                                                           ----------------  ----------  ----------------  ---------------------
               Total operating costs and expenses                  99.2           65.9%         132.3                     86.3%
Income (loss) from operations                                       4.5            3.0%         (25.7)                   (16.9%)
Interest expense, including amortization
of deferred financing costs                                       (14.0)          (9.3%)        (26.2)                   (17.1%)
Other, net                                                         (0.2)          (0.1%)          0.0                      0.0%
                                                           ----------------  ----------  ----------------  ---------------------
Loss before income tax expense                                     (9.7)          (6.4%)        (51.9)                   (34.0%)
Income tax provision                                                1.9            1.3%           0.2                      0.1%
                                                           ----------------  ----------  ----------------  ---------------------
Net loss                                                    $     (11.6)          (7.7%)  $     (52.1)                   (34.1%)
                                                           ================  ==========  ================  =====================




-------------------------------------

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Sales, net. For the nine months ended September 30, 2000, net sales increased $3.2 million, or 2.1%, to $153.7 million from $150.5 million for the same period in 1999. This increase was primarily due to an increase in sales at Weekly Reader of $6.8 million, or 6.7%, to $108.4 million for the nine months ended

September 30, 2000 from $101.6 million for the same period in 1999 offset by a decrease in sales at CompassLearning of $3.7 million, or 7.5%, to $45.2 million for the nine months ended September 30, 2000 from $48.9 million for the same period in 1999. The increase in sales at Weekly Reader was due to
(1) an increase in sales at American Guidance Service of $4.1 million, or 10.4%, to $43.6 million for the nine months ended September 30, 2000 from $39.5 million for the same period in 1999 as a result of increases in curriculum sales and sales of assessment products primarily driven by the release of our revised GFTA assessment (Goldman-Fristoe Test of Articulation);
(2) an increase in sales at World Almanac of $2.6 million, or 7.5% to $36.8 million for the nine months ended September 30, 2000 from $34.2 million for the same period in 1999 as a result of catalog and telemarketing sales of World Almanac's Library Services and Gareth Stevens, Inc. segments and (3)an increase in Weekly Reader's sales, not including World Almanac and American Guidance, of $0.1 million, or 0.6%, to $28.1 million for the nine months ended September 30, 2000 from $28.0 million for the same period in 1999, primarily attributable to higher Skills Books revenue, $0.9 million; higher shipments in Lifetime Learning Systems, $0.7 million partially offset by lower Licensing revenue, $0.7 million; unfavorable Periodical revenue, $0.5 million; and the discontinuation of Summer Weekly Reader, $0.3 million.

The decrease in sales at CompassLearning was due to (1) a decrease in software revenue of $0.3 million, or 1.2%, to $23.8 million for the nine months ended September 30, 2000, from $24.1 million for the same period in 1999 primarily as a result of lower sales volume; (2) a decrease in service revenue of $2.9 million, or 12.6%, to $19.5 million for the nine months ended September 30, 2000, from $22.4 million for the same period in 1999 primarily as a result of lower service contract renewal sales and (3) a decrease in hardware revenue of $0.5 million, or 22.5%, to $1.9 million for the nine months ended September 30, 2000, from $2.4 million for the same period in 1999 resulting from our strategy to exit the hardware business.

Gross profit. For the nine months ended September 30, 2000, gross profit increased by $2.9 million, or 2.9%, to $106.6 million from $103.7 million for the same period in 1999. This increase was due to (1) an increase in gross profit at Weekly Reader of $5.3 million, or 7.0%, to $78.8 million for the nine months ended September 30, 2000 from $73.5 million for the same period in 1999 offset by a decrease in gross profit at CompassLearning of $2.4 million, or 7.8%, to $27.8 million for the nine months ended September 30, 2000 from $30.2 million for the same period in 1999. The increase in gross profit at Weekly Reader was a result of (1) an increase in gross profit at American Guidance of $2.7 million, or 8.9%, to $31.7 million for the nine months ended September 30, 2000 from $29.0 million for the same period in 1999 due to the increased sales described above; (2) an increase in gross profit at World Almanac of $2.5 million, or 11.6%, to $24.4 million for the nine months ended September 30, 2000 from $21.9 million for the same period in 1999 due to the increased sales described above and an inventory related charge of $1.2 million taken in the third quarter of 1999 by World Almanac's Gareth Stevens division and and (3) an increase in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $0.1 million, or 0.3%, to $22.7 million for the nine months ended September 30, 2000 from $22.6 million for the same period in 1999 due to the increased sales described above slightly offset by an unfavorable cost of goods sold rate variance, resulting in a 0.2 percentage point reduction in gross margin percentage to 80.7% from 80.9%. The decrease in gross profit at CompassLearning of $2.4 million, or 7.8%, to $27.8 million for the nine months ended September 30, 2000 from $30.2 million for the same period in 1999 was primarily due to a decrease in software revenue, combined with lower service revenue as described above. Gross profit as a percentage of sales increased to 69.4% for the three months ended September 30, 2000 from 68.9% for the same period in 1999 primarily due to the inventory related charge taken in 1999 by World Almanac previously noted.

Operating costs and expenses. For the nine months ended September 30, 2000, operating costs and expenses increased by $33.1 million, or 33.5%, to $132.3 million from $99.2 million for the same period in 1999, primarily as a result of $43.0 million higher depreciation and goodwill and intangible asset amortization expense for the nine months ended September 30, 2000 compared to the same period last year, resulting from the Acquisition and Recapitalization, offset by $10.6 million lower research and development costs at CompassLearning for the nine months ended September 30, 2000 compared to the same period last year.

Weekly Reader's operating costs and expenses decreased by $1.3 million, or 1.7%, to $60.2 million for the nine months ended September 30, 2000 from $61.5 million for the same period in 1999 primarily due to (1) a decrease in allocated PRIMEDIA Inc. corporate and group overhead expenses of $3.2 million offset by $1.1 million of higher general and administrative expenses and (2) lower depreciation and amortization expenses of $1.2 million due to intangible assets with lower amortization schedules in the later part of their lives and intangible assets that were fully amortized in 1999 partially offset by an increase in sales and marketing expenses of $1.7 million primarily at American Guidance and World Almanac attributable to the higher sales volume described above. CompassLearning's operating costs and expenses decreased $5.5 million, or 14.2%, to $32.5 million for the nine months ended September 30, 2000 from $38.0 million for the same period in 1999. The decrease was primarily due to $10.6 million decrease in research and development expense, offset by $4.5 million increase in amortization of goodwill and other intangibles, and $0.6 million increase in sales and marketing expense. The decrease of $10.6 million in research and development expense was primarily due to a $9.0 million write-off of purchased in-process research and development costs in 1999 following the change in ownership. WRC Media's operating costs and expenses as a percentage of sales increased to 86.2% for the nine months ended September 30, 2000 from 65.9% for the same period in 1999 due to the increased amortization at WRC Media described above.

Income (loss) from operations. For the nine months ended September 30, 2000, income from operations decreased by $30.2 million, or 675.8%, to a loss from operations of $25.7 million from income from operations of $4.5 million for the same period in 1999 and income from operations as a percentage of sales decreased to negative 16.9% from positive 3.0% for the same period in 1999. These decreases were primarily a result of $43.0 million of higher depreciation and amortization of goodwill and intangible assets for the nine months ended September 30, 2000 compared to 1999 due to (1) a $39.6 million increase in amortization of goodwill and other intangible assets at WRC Media and (2) a $4.5 million increase in amortization of goodwill and other intangible assets at CompassLearning resulting from the Acquisition and Recapitalization described above.

Interest expense, including amortization of deferred financing costs. For the nine months ended September 30, 2000, interest expense increased by $12.2 million, or 86.6%, to $26.2 million from $14.0 million for the same period in 1999 and interest expense as a percentage of sales increased to 17.1% from 9.3% for the same period in 1999. Interest expense for the nine months ended September 30, 2000 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization. Interest expense for the nine months ended September 30, 1999 relates to (1) for Weekly Reader, interest charged by PRIMEDIA Inc. to Weekly Reader on outstanding intercompany debt and (2) for CompassLearning, borrowings from its previous ownership prior to its acquisition by WRC Media on July 14, 1999.

Other, net. For the nine months ended September 30, 2000, other, net increased by $0.2 million, to $0.0 million from negative $0.2 million for the same period in 1999. This increase was primarily a result of a $0.6 million decrease in other expense at Weekly Reader partially offset by $0.4 million decrease in other income, net at CompassLearning.

Income tax provision (benefit). For the nine months ended September 30, 2000, provision for income taxes decreased by $1.7 million or 89.7% to an income tax provision of $0.2 million from a provision for income taxes of $1.9 million for the same period in 1999. The Company has a much lower income tax provision in the current period, primarily a result of $43.0 million of higher depreciation and amortization of goodwill and intangible assets for the nine months ended September 30, 2000 compared to 1999 resulting from the Acquisition and Recapitalization described above. .

Net loss. For the nine months ended September 30, 2000, net loss increased by $40.5 million, or 346.3%, to $52.1 million from $11.6 million for the same period in 1999 primarily as a result of the $43.0 million increase in depreciation and amortization expenses for intangible assets and $12.2 million increase in interest expense resulting from the Acquisition and Recapitalization described above partially offset by $10.6 million lower research and development expense at CompassLearning and a decrease in provision for income taxes of $1.7 million. Net loss as a percentage of net sales increased to negative 34.1% for the nine months ended September 30, 2000 from negative 7.7% for the same period in 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000-- WEEKLY READER CORPORATION AND SUBSIDIARIES

The financial information for Weekly Reader through November 17, 1999, included in this Management's Discussion and Analysis of Financial Condition and Results of Operation reflects the contribution by PRIMEDIA Inc. of 100% of the capital stock of American Guidance and World Almanac to Weekly Reader. For accounting purposes, the contribution by PRIMEDIA Inc. has been reflected as a reorganization using the historical carrying value of the stock of American Guidance and World Almanac.

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.


                                                                         Three Months Ended September 30
                                                                    1999                             2000
                                                         ------------------------------------------------------------------
                                                            Amount      % of Net Sales     Amount        % of Net Sales
                                                         ------------------------------------------------------------------
                                                                              (Dollars in millions)
Sales, net                                                $       39.8          100.0%   $      43.5                 100.0%
Cost of goods sold                                                12.0           30.1%          11.6                  26.6%
                                                         -------------- --------------- -------------   -------------------
Gross profit                                              $       27.8           69.9%   $      31.9                  73.4%
Operating costs and expenses
                      Sales and marketing                          6.1           15.4%           7.2                  16.6%
                      Research and development                      -             0.0%            -                    0.0%
                      Distribution, circulation and
                      fulfillment                                  3.2            8.0%           3.4                   7.7%
                      Editorial                                    2.5            6.2%           2.4                   5.6%
                      General and administrative                   4.5           11.2%           4.4                  10.1%
                      Corporate and group overhead (a)             1.0            2.6%           0.8                   1.8%
                      Depreciation and amortization                3.7            9.2%           3.3                   7.5%
                                                         -------------- --------------- -------------   -------------------
Total operating costs and expenses                                21.0           52.6%          21.5                  49.3%
Income from operations                                             6.8           17.3%          10.4                  24.1%
Interest expense, including amortization
of deferred financing costs (b)                                   (3.5)          (8.8%)         (8.8)                (20.2%)
Other, net                                                          -             0.0%            -                    0.0%
                                                         -------------- --------------- -------------   -------------------
Income before income tax expense                                   3.3            8.5%           1.6                   3.9%
Income tax provision (benefit)                                     2.2            5.5%          (0.6)                 (1.3%)
                                                         -------------- --------------- -------------   -------------------
Net income                                                $        1.1            3.0%   $       2.2                   5.2%
                                                         ============== =============== =============   ===================



--------------------------------

(a) Prior to the recapitalization on November 17, 1999, Weekly Reader was allocated a corporate and group overhead charge which included costs for:
    (1) amounts allocated as corporate overhead to Weekly Reader by PRIMEDIA Inc. for services and administrative functions shared with PRIMEDIA Inc. and its other operating companies including, but not limited to, executive management costs, salaries and fringe benefits for various legal, financial, information technology and human resources personnel, information technology expenses, real estate expenses, and third-party costs; and (2) direct group overhead costs, such as salaries, fringe benefits and expenses for PRIMEDIA Inc. staff directly involved in Weekly Reader. As of November 17, 1999 these charges were eliminated.


(b) Includes the allocation of interest expense prior to November 17, 1999, arising from borrowings at the PRIMEDIA Inc. corporate level.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Sales, net. For the three months ended September 30, 2000, net sales increased $3.7 million, or 9.3%, to $43.5 million from $39.8 million for the same period in 1999. This increase was due to (1) an increase in sales at American Guidance Service of $2.1 million, or 13.4%, to $18.0 million for the three months ended September 30, 2000 from $15.9 million for the same period in 1999 as a result of increases in sales of assessment products primarily driven by the release of our revised GFTA assessment (Goldman-Fristoe Test of Articulation); (2) an increase in catalog and telemarketing sales of $0.6 million or 4.9% at World Almanac's school library sales segments and (3) an increase in Weekly Reader's sales, not including World Almanac and American Guidance, of $1.0 million, or 8.0%, to $13.6 million for the three months ended September 30, 2000 from $12.6 million for the same period in 1999, primarily as a result of increased sales in skills books.

Gross profit. For the three months ended September 30, 2000, gross profit increased by $4.1 million, or 14.7%, to $31.9 million from $27.8 million for the same period in 1999. The increase in gross profit at Weekly Reader was a result of (1) an increase in gross profit at American Guidance of $1.4 million, or 11.9%, to $13.1 million for the three months ended September 30, 2000 from $11.7 million for the same period in 1999 due to the increased sales described above; (2) an increase in gross profit at World Almanac of $1.6 million, or 25.8%, to $7.9 million for the three months ended September 30, 2000 from $6.3 million for the same period in 1999 due to the increased sales described above and an inventory related charge of $1.2 million taken in the third quarter of 1999 by World Almanac's Gareth Stevens division and (3) an increase in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $1.1 million, or 10.9%, to $10.9 million for the three months ended September 30, 2000 from $9.8 million for the same period in 1999 due to the increased sales described above and a favorable cost of goods sold rate variance, resulting in a 2.0 percentage point improvement in gross margin percentage to 80.2% from 78.2%. Gross profit as a percentage of sales increased to 73.4% for the three months ended September 30, 2000 from 69.9% for the same period in 1999, primarily due to the inventory related charge taken in 1999 by World Almanac previously noted.

Operating costs and expenses. For the three months ended September 30, 2000, operating costs and expenses increased by $0.5 million, or 2.0%, to $21.5 million for the three months ended September 30, 2000 from $21.0 million for the same period in 1999 primarily due to an increase in sales and marketing expenses of $1.1 million offset by lower depreciation and amortization expenses of $0.4 million due to intangible assets with lower amortization schedules in the later part of their lives and intangible assets that were fully amortized in 1999; partially offset by $0.2 million increase in distribution, circulation and fulfillment expenses.

Operating costs and expenses as a percentage of sales decreased to 49.3% for the three months ended September 30, 2000 from 52.6% for the same period in 1999 primarily as a result of $3.7 million of higher revenue generated this year compared to the same period in 1999.

Income from operations. For the three months ended September 30, 2000, income from operations increased by $3.6 million, or 53.4%, to $10.4 million from $6.8 million for the same period in 1999 and operating income as a percentage of sales increased to 24.1% from 17.3% for the same period in 1999. These increases were primarily due to the factors described above.

Interest expense. For the three months ended September 30, 2000, interest expense increased by $5.3 million, or 150.4%, to $8.8 million from $3.5 million for the same period in 1999 and interest expense as a percentage of sales increased to 20.2% from 8.8% for the same period in 1999. The interest expense for the three months ended September 30, 2000 relates to debt associated with the Acquisition and Recapitalization. Since Weekly Reader is jointly and severally liable for that debt, the interest expense related to that debt is reflected in the financial statements of Weekly Reader. The interest expense for the three months ended September 30, 1999 represents interest charged by PRIMEDIA Inc. to Weekly Reader on outstanding intercompany debt.

Income tax provision (benefit). For the three months ended September 30, 2000, provision for income taxes decreased by $2.8 million or 127.2% to an income tax benefit of $0.6 million from a provision for income taxes of $2.2 million for the same period in 1999. In the current period, the Company recorded an income tax benefit of $0.6 million resulting from income tax refunds related to estimated tax overpayments made during the period ended September 30, 2000.

Net income. For the three months ended September 30, 2000, net income increased by $1.1 million, or 111.1%, to $2.2 million from $1.1 million for the same period in 1999. Net income as a percentage of net sales increased to 5.2% for the three months ended September 30, 2000 from 3.0% for the same period in 1999. These increases were primarily due to the factors described above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000-- WEEKLY READER CORPORATION AND SUBSIDIARIES

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.

                                                                   Nine Months Ended September 30
                                                                   1999                      2000
                                                ---------------------------------------------------------------------
                                                   Amount         % of Net Sales       Amount        % of Net Sales
                                                ----------------  -------------------  ------------  ------------------
                                                                       (Dollars in millions)


Sales, net                                       $   101.6                 100.0%       $ 108.4                 100.0%
Cost of goods sold                                    27.9                  27.5%          29.5                  27.3%
                                                ----------------  -------------------  ------------  ------------------
Gross profit                                     $    73.7                  72.5%       $  78.9                  72.7%
Operating costs and expenses
      Sales and marketing                             16.5                  16.2%          18.2                  16.8%
      Research and development                         -                     0.0%           -                     0.0%
      Distribution, circulation and fulfillment        8.4                   8.3%           8.7                   8.0%
      Editorial                                        7.3                   7.1%           7.3                   6.7%
      General and administrative                      11.9                  11.7%          13.0                  12.0%
      Corporate and group overhead (a)                 5.5                   5.5%           2.3                   2.1%
      Depreciation and amortization                   11.9                  11.7%          10.7                   9.9%
                                                ----------------  -------------------  ------------  ------------------
Total operating costs and expenses                    61.5                  60.5%          60.2                  55.5%
Income from operations                                12.2                  12.0%          18.7                  17.2%
Interest expense, including amortization
of deferred financing costs (b)                      (10.3)                (10.1%)        (25.5)                (23.5%)

Other, net                                            (0.6)                 (0.6%)           -                    0.0%
                                                ----------------  -------------------  ------------  ------------------
Income (loss) before income tax expense                1.3                   1.3%          (6.8)                 (6.3%)

Income tax provision
                                                       1.9                   1.9%           0.2                   0.2%
                                                ----------------  -------------------  ------------  ------------------
Net loss                                         $    (0.6)                 (0.6%)      $  (7.0)                 (6.5%)
                                                ================  ===================  ============  ==================


--------------------------------

(a) Prior to the recapitalization on November 17, 1999, Weekly Reader was allocated a corporate and group overhead charge which included costs for: (1) amounts allocated as corporate overhead to Weekly Reader by PRIMEDIA Inc. for services and administrative functions shared with PRIMEDIA Inc. and its other operating companies including, but not limited to, executive management costs, salaries and fringe benefits for various legal, financial, information technology and human resources personnel, information technology expenses, real estate expenses, and third-party costs;
  and (2) direct group overhead costs, such as salaries, fringe benefits and expenses for PRIMEDIA Inc. staff directly involved in Weekly Reader. As of November 17, 1999 these charges were eliminated.

(b) Includes the allocation of interest expense prior to November 17, 1999, arising from borrowings at the PRIMEDIA Inc. corporate level.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Sales, net. For the nine months ended September 30, 2000, net sales increased $6.8 million, or 6.7%, to $108.4 million from $101.6 million for the same period in 1999. The increase in sales at Weekly Reader was due to (1) an increase in sales at American Guidance Service of $4.1 million, or 10.4%, to $43.6 million for the nine months ended September 30, 2000 from $39.5 million for the same period in 1999 as a result of increases in curriculum sales and sales of assessment products primarily driven by the release of our revised GFTA assessment (Goldman-Fristoe Test of Articulation); (2) an increase in sales at World Almanac of $2.6 million, or 7.5% to $36.8 million for the nine months ended September 30, 2000 from $34.2 million for the same period in 1999 as a result of catalog and telemarketing sales of World Almanac's Library Services and Gareth Stevens, Inc. segments and (3)an increase in Weekly Reader's sales, not including World Almanac and American Guidance, of $0.1 million, or 0.6%, to $28.1 million for the nine months ended September 30, 2000 from $28.0 million for the same period in 1999, primarily attributable to higher Skills Books revenue, $0.9 million; higher shipments in Lifetime Learning Systems, $0.7 million partially offset by lower Licensing revenue, $0.7 million; unfavorable Periodical revenue, $0.5 million; and the discontinuation of Summer Weekly Reader, $0.3 million.

Gross profit. For the nine months ended September 30, 2000, gross profit increased $5.2 million or 7.0% to $78.9 million from $73.7 million for the same period in 1999. This increase was a result of (1) an increase in gross profit at American Guidance of $2.6 million, or 8.9%, to $31.8 million for the nine months ended September 30, 2000 from $29.2 million for the same period in 1999 due to the increased sales described above; (2) an increase in gross profit at World Almanac of $2.5 million, or 11.6%, to $24.4 million for the nine months ended September 30, 2000 from $21.9 million for the same period in 1999 due to the increased sales described above and an inventory related charge of $1.2 million taken in the third quarter of 1999 by World Almanac's Gareth Stevens division and (3) an increase in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $0.1 million, or 0.3%, to $22.7 million for the nine months ended September 30, 2000 from $22.6 million for the same period in 1999 due to the increased sales described above slightly offset by an unfavorable cost of goods sold rate variance, resulting in a 0.2 percentage point reduction in gross margin percentage to 80.7% from 80.9%. Gross profit as a percentage of sales increased to 72.7% for the nine months ended September 30, 2000 from 72.5% for the same period in 1999, primarily due to the inventory related charge taken in 1999 by World Almanac previously noted.

Operating costs and expenses. For the nine months ended September 30, 2000, operating costs and expenses decreased by $1.3 million, or 1.7%, to $60.2 million from $61.5 million for the same period in 1999 primarily due to (1) a decrease in allocated PRIMEDIA Inc. corporate and group overhead expenses of $3.2 million offset by $1.1 million of higher general and administrative expenses and (2) lower depreciation and amortization expenses of $1.2 million due to intangible assets with lower amortization schedules in the later part of their lives and intangible assets that were fully amortized in 1999 partially offset by (a) an increase in sales and marketing expenses of $1.7 million primarily at American Guidance and World Almanac attributable to the higher sales volume described above. Operating costs and expenses as a percentage of sales decreased to 55.5% for the nine months ending September 30, 2000 from 60.5% for the same period in 1999 primarily due to the decreases in operating costs and increased sales previously noted.

Income from operations. For the nine months ended September 30, 2000, income from operations increased by $6.5 million, or 52.1%, to $18.7 million from $12.2 million for the same period in 1999 and operating income as a percentage of sales increased to 17.2% from 12.0% for the same period in 1999. These increases were primarily due to the factors described above.

Interest expense. For the nine months ended September 30, 2000, interest expense increased by $15.2 million, or 147.6%, to $25.5 million from $10.3 million for the same period in 1999 and interest expense as a percentage of sales increased to 23.5% from 10.3% for the same period in 1999. The interest expense for the nine months ended September 30, 2000 relates to debt associated with the Acquisition and Recapitalization. Since Weekly Reader is jointly and severally liable for that debt, the interest expense related to that debt is reflected in the financial statements of Weekly Reader. The interest expense for the nine months ended September 30, 1999 represents interest charged by PRIMEDIA Inc. to Weekly Reader on outstanding intercompany debt.

Other, net. For the nine months ended September 30, 2000, other, net increased to $0 from negative $0.6 million for the same period in 1999. This increase was the result of a $0.4 million increases in other, net at Weekly Reader, excluding American Guidance and World Almanac and a $0.2 million increase in other, net at American Guidance.

Income tax provision. For the nine months ended September 30, 2000, provision for income taxes decreased by $1.7 million or 89.7% to an income tax provision of $0.2 million from a provision for income taxes of $1.9 million for the same period in 1999. The Company has a much lower income tax provision in the current period, primarily a result of a greater net loss for the nine months ended September 30, 2000 compared to 1999.

Net loss. For the nine months ended September 30, 2000, net loss increased by $6.4 million, or 1070.2%, to $7.0 million from $0.6 million for the same period in 1999. Net loss as a percentage of net sales increased to negative 6.5% for the nine months ended September 30, 2000 from negative 0.6% for the same period in 1999. The increase to net loss was primarily due to the factors described above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 -- COMPASSLEARNING, INC.


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

                                                                       Three Months Ended September 30
                                                                 1999                                  2000
                                                 ----------------------------------------------------------------------------
                                                     Amount         % of Net Sales         Amount         % of Net Sales
                                                 ----------------------------------------------------------------------------
                                                                            (Dollars in millions)

Revenue, net                                      $    16.5                 100.0%       $    12.9                100.0%
Cost of products sold                                   6.1                  36.9%             5.4                 41.5%
                                                 ----------------   ------------------   --------------   -------------------
Gross profit                                      $    10.4                  63.1%       $     7.5                 58.5%
Operating expenses
      Sales and marketing                               5.3                  32.3%             4.6                 35.8%
      Research and development                         11.0                  67.1%              -                   0.0%
      General and administrative                        1.7                  10.0%             1.1                  8.6%
      Corporate overhead                                 -                    0.0%             0.3                  2.1%
      Amortization of intangible assets                 1.7                  10.3%             2.1                 16.6%
                                                 ----------------   ------------------   --------------   -------------------
Total operating costs and expenses                     19.7                 119.7%             8.1                 63.1%
Loss from operations                                   (9.3)                (56.6%)            (0.6)               (4.6%)
Interest expense                                       (1.1)                 (6.7%)            (8.8)              (68.5%)
Other income, net                                        -                    0.0%              -                   0.0%
                                                 ----------------   ------------------   --------------   -------------------
Loss before income tax expense                        (10.4)                (63.3%)            (9.4)              (73.1%)
Income tax expense                                       -                    0.0%              -                   0.0%
                                                 ----------------   ------------------   --------------   -------------------
Net loss                                          $   (10.4)                (63.3%)      $     (9.4)              (73.1%)
                                                 ================   ==================   ==============   ===================





------------------------
Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenue, net. For the three months ended September 30, 2000, net revenue decreased $3.6 million, or 21.7%, to $12.9 million from $16.5 million for the same period in 1999. This decrease was due to (1) a decrease in software revenue of $1.5 million, or 17.2%, to $6.9 million for the three months ended September 30, 2000, from $8.4 million for the same period in 1999 primarily as a result of lower sales volume that resulted from increased competition from internet startup companies offering cheaper products without the depth of content of CompassLearning. The company hasn't necessarily lost business to these startup companies but the marketplace confusion created as a result of their entry into the market has extended the sales cycle (2) a decrease in service revenue of $1.8 million, or 24.2%, to $5.7 million for the three months ended September 30, 2000, from $7.5 million for the same period in 1999 primarily as a result of lower service contract renewal sales, and (3) the decrease in hardware revenue of $0.3 million, or 51.4%, to $0.3 million for the three months ended September 30, 2000, from $0.6 million for the same period in 1999, resulting from our strategy to exit the low margin hardware business.

Gross profit. For the three months ended September 30, 2000, gross profit decreased $2.9 million, or 27.7%, to $7.5 million from $10.4 million for the same period in 1999 and gross profit as a percent of revenue deceased to 58.5% from 63.1% for the same period in 1999 primarily due to service revenue and the fixed costs associated with managing the service business.

Operating expenses. For the three months ended September 30, 2000, operating expense decreased $11.6 million, or 58.8%%, to $8.8 million from $19.7 million for the same period in 1999 and operating expense as a percentage of revenue decreased to 63.1% from 119.7% for the same period in 1999. The decrease was primarily due to $11.0 million decrease in research and development expense, $0.7 million decrease in sales and marketing expense, and a $0.3 decrease in general and administrative expense (net of corporate overhead expense), offset by $0.4 million increase in amortization of goodwill and other intangibles.

Sales and marketing expense decreased $0.7 million, or 13.2%, to $4.6 million from $5.3 million for the same period in 1999. This decrease was primarily due to $0.7 million decrease in compensation and $0.2 million decrease in outside services and other expenses, offset by $0.2 million increase in travel expense.

Research and development expense decreased $11.0 million, or 100.0%, to $0 from $11.0 million for the same period in 1999. This decrease was primarily due to the $9.0 million write-off of purchased, in-process research and development costs following the change in ownership in 1999 and $2 million decrease in research and development spending for the three months ended September 30, 2000.

General and administrative expense decreased $0.6 million, or 33.5%, to $1.1 million from $1.7 million for the same period in 1999. There was a $0.3 million decrease in compensation combined with $0.3 million decrease in outside services. There was a $0.3 million corporate overhead expense allocation to CompassLearning from WRC Media, Inc.

Loss from operations. For the three months ended September 30, 2000, loss from operations decreased $8.7 million, or 93.7%, to $0.6 million from $9.3 million for the same period in 1999 and loss from operations as a percentage of net revenue decreased to negative 4.6% from negative 56.6% for the same period in 1999, primarily due to the factors described above.

Interest expense. For the three months ended September 30, 2000, interest expense increased $7.7 million, or 699.0%, to $8.8 million from $1.1 million for the same period in 1999 primarily due to the change in debt structure following the change in ownership for the same period in 1999. Since CompassLearning is jointly and severally liable for debt associated with the Acquisition and Recapitalization, the interest expense related to that debt is reflected in the financial statements of CompassLearning.

Net loss. For the three months ended September 30, 2000, net loss decreased $1.0 million, or 9.5%, to $9.4 million from $10.4 million for the same period in 1999 and net loss as a percentage of net revenue increased to a negative 73.1% from a negative 63.3% for the same period in 1999. These changes were primarily due to the factors described above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 -- COMPASSLEARNING, INC.

The following table sets forth, for the periods indicated, statement of operations data for CompassLearning and its predecessor, expressed in millions of dollars and as a percentage of net revenue.

                                                           Nine Months Ended September 30
                                                       1999                             2000
                                          -----------------------------------------------------------------
                                             Amount      % of Net Sales      Amount       % of Net Sales
                                          ------------  ----------------  -------------  ------------------
                                                               (Dollars in millions)
Revenue, net                               $     48.9            100.0%    $      45.2              100.0%
Cost of products sold                            18.7             38.3%           17.4               38.5%
                                          ------------  ----------------  -------------  ------------------
Gross profit                               $     30.2             61.7%    $      27.8               61.5%
Operating expenses
     Sales and marketing                         16.0             32.8%           16.6               36.7%
     Research and development                    14.7             30.0%            4.1                9.1%
     General and administrative                   5.4             11.0%            4.6               10.1%
     Corporate overhead                             -              0.0%            0.8                1.7%
     Amortization of intangible assets            1.9              3.8%            6.4               14.2%
                                          ------------  ----------------  -------------  ------------------
Total operating costs and expenses               38.0             77.6%           32.5               71.8%
Loss from operations                             (7.8)           (15.9%)          (4.7)             (10.3%)
Interest expense                                 (3.8)            (7.7%)         (25.6)             (56.7%)

Other income, net                                 0.4              0.9%              -                0.0%
                                          ------------  ----------------  -------------  ------------------
Loss before income tax expense                  (11.2)           (22.7%)         (30.3)             (67.0%)
Income tax expense                                  -              0.0%              -                0.0%
                                          ------------  ----------------  -------------  ------------------
Net loss                                   $    (11.2)           (22.7%)   $     (30.3)             (67.0%)
                                          ============  ================  =============  ==================


-------------------------------

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Revenue, net. For the nine months ended September 30, 2000, net revenue decreased $3.7 million, or 7.5%, to $45.2 million from $48.9 million for the same period in 1999. This decrease was due to 1) a decrease in software revenue of $0.3 million, or 1.2%, to $23.8 million for the nine months ended September 30, 2000, from $24.1 million for the same period in 1999 primarily as a result of lower sales volume, 2) a decrease in service revenue of $2.9 million, or 12.6%, to $19.5 million for the nine months ended September 30, 2000, from $22.4 million for the same period in 1999 primarily as a result of lower service contract renewal sales and 3) a decrease in hardware revenue of $0.5 million, or 22.5%, to $1.9 million for the nine months ended September 30, 2000, from $2.4 million for the same period in 1999 resulting from our strategy to exit the low margin hardware business.

Gross profit. For the nine months ended September 30, 2000, gross profit decreased $2.4 million, or 7.8%, to $27.8 million from $30.2 million for the same period in 1999 and gross profit as a percent of revenue decreased to 61.5% from 61.7% for the same period in 1999 primarily due to the lower service revenue and fixed costs associated with managing the service business.

Operating expenses. For the nine months ended September 30, 2000, operating expenses decreased $5.5 million, or 14.2%, to $32.5 million from $38.0 million for the same period in 1999, and operating expense as a percentage of revenue decreased to 71.8% from 77.6% for the same period in 1999. The decrease was primarily due to $10.6 million decrease in research and development expense, offset by $4.5 million increase in amortization of goodwill and other intangibles, and $0.6 million increase in sales and marketing expense.

Sales and marketing expense increased $0.6 million, or 3.7%, to $16.6 million from $16.0 million for the same period in 1999. This increase was primarily due to $0.2 million increase in compensation, $0.8 million increase in travel and meeting expense, and $0.4 million company name change expense, offset by $0.8 million decrease in outside services and facilities expense.

Research and development expense decreased $10.6 million, or 72.0%, to $4.1 million from $14.7 million for the same period in 1999. This decrease was primarily due to a $9.0 million write-off of purchased in-process research and development costs in 1999 following the change in ownership.

General and administrative expense decreased $0.8 million to $4.6 million or 14.4% for the same period in 1999. There was a $0.7 million decrease in outside services and $0.1 million decrease in facilities and other expenses. For the nine months ended September 30, 2000 there was $0.8 million overhead expense allocated to CompassLearning from WRC Media, Inc.

Loss from operations. For the nine months ended September 30, 2000, loss from operations decreased $3.1 million, or 39.3%, to a $4.7 million loss from operations from $7.8 million loss from operations for the same period in 1999 and loss from operations as a percentage of net revenue decreased to a negative 10.3% from a negative 15.9% for the same period in 1999, primarily due to the factors described above.

Interest Expense. For the nine months ended September 30, 2000, interest expense increased $21.8 million, or 579.8%, to $25.6 million from $3.8 million for the same period in 1999 primarily due to the change in debt structure following the change in ownership in 1999. Since CompassLearning is jointly and severally liable for debt associated with the Acquisition and Recapitalization, the interest expense related to that debt is reflected in the financial statements of CompassLearning.

Other income, net. For the nine months ended September 30, 2000, other income decreased to $0 from $0.4 million for the same period in 1999 due to a non-recurring gain resulting from a sale of a marketable security in 1999.

Net loss. For the nine months ended September 30, 2000, net loss increased $19.1 million, or 173.4%, to $30.3 million from $11.2 million for the same period in 1999 and net loss as a percentage of net revenue increased to a negative 67.0% from a negative 22.7% for the same period in 1999. These decreases were primarily due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

WRC Media's sources of cash are its operating subsidiaries, Weekly Reader and CompassLearning, and a $30.0 million revolving credit facility. As of September 30, 2000, $7.5 million of the revolving credit facility has been drawn. Additionally, we have applied for and received a stand-by letter of credit in the amount of $2.0 million in connection with a real estate lease. While this letter of credit is in effect, it reduces available borrowing under our revolving credit facility by $2.0 million.

For the January through June time period, WRC Media and its subsidiaries usually experience negative cash flow due to the seasonality of its business. As a result of the this business cycle, borrowings usually increase during the period January through June time period, and borrowings generally will be at its lowest point in October. The Company's cash and cash equivalents decreased by $7.3 million during the nine-month period ended September 30, 2000.

WRC Media and its subsidiaries' principal uses of cash are for debt service, capital expenditures, working capital and acquisitions. For the nine months ended September 30, 2000, WRC Media and its subsidiaries' operations used $7.2 million in cash.

For the nine months ended September 30, 2000, WRC Media and its subsidiaries' investing activities consisted of capital expenditures of $5.7 million. Weekly Reader's capital expenditures, which consisted primarily of expenditures for property and equipment and prepublication costs at American Guidance, were $4.1 million for the nine months ended for September 30, 2000 and 1999. CompassLearning's capital expenditures, which consisted primarily of purchases of computer equipment, were $1.5 million for the nine months ended September 30, 2000, compared to $0.3 million of purchases of computer equipment for the same period in 1999. We expect our capital expenditures for the remaining three months of the fiscal year ending December 31, 2000 to be approximately $4.3 million, including approximately $4.0 million of capitalized prepublication costs for American Guidance.

WRC Media and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the nine months ended September 30, 2000, financing activities provided cash of $5.6 million, which resulted from a $7.5 million borrowing under the revolving credit facility and a repayment of $1.9 million of the senior secured term loans.

WORKING CAPITAL

As of September 30, 2000, working capital for WRC Media and its subsidiaries was a deficit of $23.8 million. There are no unusual registrant or industry practices or requirements relating to working capital items.

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

We are subject to market risk exposure related to changes in interest rates on our $128.5 million (as of September 30, 2000) senior secured term loans under our senior credit facilities. Interest on borrowings under our senior credit facilities will bear interest at a rate per annum equal to:

        (1) for the revolving credit facility maturing in six years and the $29.5 million senior secured term loan A facility maturing in six years, the LIBO rate as defined in the credit agreement plus 3.25% or the alternate base rate as defined in the credit agreement plus 2.25% subject to performance-based step downs; and

        (2) for the $99.0 million senior secured term loan B facility maturing in seven years, the LIBO rate plus 4.00% or the alternate base rate plus 3.00%.

Our senior credit facilities require us to obtain interest rate protection for at least 50% of our senior secured term loans for the duration of the senior credit facilities. On May 3, 2000, we entered into an arrangement with a notional value of $65.0 million, which terminates on November 17, 2001 and requires us to pay a floating rate of interest based on the three-month LIBO rate as defined in that arrangement with a cap rate of 8.0%.

                            PART II OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

None

ITEM 2.       CHANGE IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.       OTHER INFORMATION

None

                            PART II OTHER INFORMATION



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

         None

(b) Reports on Forms 8-K - On August 11, 2000, WRC Media Inc. filed a Current Report on Form 8-K dated August 10, 2000, reporting under
         Item 5 thereof the results for the second quarter and first half ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



November 10, 2000                   WRC MEDIA INC.
                                    (REGISTRANT)

                                    By:   /s/ Charles L. Laurey
                                          ------------------------------------

                                          Charles L. Laurey
                                          Secretary


                                    WEEKLY READER CORPORATION
                                    (REGISTRANT)


                                    By:   /s/ Charles L. Laurey
                                          ------------------------------------

                                          Charles L. Laurey
                                          Secretary


                                    COMPASSLEARNING, INC.
                                    (REGISTRANT)


                                    By:   /s/ Charles L. Laurey
                                          ------------------------------------

                                          Charles L. Laurey
                                          Secretary