Form 10-K405
period 2000-12-31
WRC MEDIA INC; WEEKLY READER CORP; COMPASSLEARNING INC
filed 2001-03-30
CIK 1102329, 884403, 1028115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000                     Commission File No.

WRC MEDIA INC.                                                     WEEKLY READER CORPORATION
(Exact name of Registrant as specified in its charter)             (Exact name of Registrant as specified in its charter)

DELAWARE                                                           DELAWARE
(State or other jurisdiction of incorporation or organization)     (State or other jurisdiction of incorporation or organization)

2731                                                               2721
(Primary Standard Industrial Classification Number)                (Primary Standard Industrial Classification Number)

13-4066536                                                         13-3603780
(I.R.S. Employer Identification Number)                            (I.R.S. Employer Identification Number)

COMPASSLEARNING, INC.
(Exact name of Registrant as specified in its charter)
2731

DELAWARE
(State or other jurisdiction of incorporation or organization)
7372

(Primary Standard Industrial Classification Number)
13-4066535
(I.R.S. Employer Identification Number)

WRC MEDIA INC.                                WEEKLY READER CORPORATION
512 7th AVENUE, 23RD FLOOR                    512 7th AVENUE, 23RD FLOOR
NEW YORK, NY 10018                            NEW YORK, NY 10018
(212) 768-1150                                (212) 768-1150

COMPASSLEARNING, INC.
512 7th AVENUE, 23RD FLOOR
NEW YORK, NY 10018
(212) 768-1150

                        (Address, including zip code, and
                     telephone number, including area code,
               of each Registrant's principal executive offices)

          Securities Registered Pursuant to Section 12 (b) of the Act:
                                      None

          Securities Registered Pursuant to Section 12 (g) of the Act:
                                      None

--------------------------------------------------------------------------------------------
TITLE OF CLASS                                  |  NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
12 3/4% Senior Subordinated Notes due 2009      |  OVER-THE-COUNTER MARKET
--------------------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I

ITEM 1 BUSINESS OVERVIEW

We are the leading publisher of supplemental education materials for the Pre K-12 market. Our portfolio of products includes a broad range of print and electronic supplemental instructional materials, testing and assessment products and library materials. We believe our products have well-known brand names and that they are recognized by our customers for their effectiveness and consistent, high quality educational content.

On May 14, 1999, Ripplewood Holdings L.L.C., which specializes in private equity investments, formed WRC Media Inc. (WRC Media) as a holding company to pursue a leveraged acquisition in the media industry. WRC Media now serves as a holding company for CompassLearning, Inc. (CompassLearning), Weekly Reader and Weekly Reader's subsidiaries. CompassLearning was incorporated on May 12, 1999, and Weekly Reader Corporation was incorporated on November 28, 1990.

WRC Media acquired CompassLearning on July 14, 1999. Prior to this acquisition, WRC Media had no material operations other than seeking acquisitions. On November 17, 1999, we completed the recapitalization of the Supplemental Education Group of PRIMEDIA Inc., consisting of the businesses of Weekly Reader, American Guidance and World Almanac and their respective subsidiaries. As a result of this transaction, Weekly Reader became a subsidiary of WRC Media. For more information on the recapitalization of the Supplemental Education Group of PRIMEDIA see Note 1 to the Consolidated Financial Statements of WRC Media. Our operations are now conducted primarily through the following four operating subsidiaries, each of which is a market leader in its respective product categories.

WEEKLY READER. Weekly Reader has been a leading publisher of classroom periodicals for Pre K-12 students for over 70 years. Weekly Reader or its former parent or affiliates of its former parent acquired Facts On File News Services in 1996, Gareth Stevens, Inc. in 1997 and American Guidance in 1998. We were the largest publisher of classroom periodicals during the 1999-2000 school year in terms of total circulation with over 8.1 million subscribers. In addition to our well-recognized classroom periodicals, such as WEEKLY READER, TEEN NEWSWEEK and CURRENT EVENTS, we publish 168 distinct, grade-specific basic and life skills workbooks. We also publish instructional materials paid for by various sponsors, such as Chrysler and the American Health

Foundation, which are distributed for free primarily to K-12 students throughout the United States. For the year ended December 31, 2000, Weekly Reader, not including American Guidance or World Almanac, had net revenue of $45.7 million, representing approximately 21% of our total net revenue during this period.

AMERICAN GUIDANCE. American Guidance has been a leading publisher of individually administered testing and assessment products and supplemental instructional materials for over 35 years. In 1996, American Guidance acquired assets of Lake Publishing Company. Subsequently, in 1997, American Guidance acquired various assets of Craig-Hart Publishing Company and International Thomson Publishing Inc. American Guidance's testing and assessment products are primarily for K-12 students and its supplemental instructional materials are primarily for low-performing students in middle and secondary schools. One or more of American Guidance's testing and assessment products or supplemental instructional materials are used in over 12,000 school districts, or approximately 80% of the school districts in the United States. Our testing and assessment products are used to diagnose learning disabilities and measure the cognitive ability, educational achievement or personal and social adjustment of individual students. American Guidance's supplemental instructional materials include various textbooks and worktexts, many of which we believe set the standard for quality in their respective product categories, with full color content and accompanying extensive teacher support materials. For the year ended December 31, 2000, American Guidance had net revenue of $54.0 million, representing approximately 25% of our total net revenue during this period.

COMPASSLEARNING. CompassLearning is a leading publisher of electronically delivered supplemental instructional materials and teacher management and student assessment products for the K-12 market. CompassLearning has been serving this market for over 20 years and one or more of its products have been sold to more than 20,000 K-12 schools, representing approximately 19% of all schools in the United States. We have approximately 7,000 hours of proprietary electronic courseware providing interactive curriculum lessons for K-12 students. Our electronic courseware primarily covers reading, math and language arts, is generally correlated to the five leading achievement tests for K-12 students, and can be customized to correlate with specific state tests or school district standards. Our management and assessment tools and services are integrated with our courseware and assess and report each student's progress, assist the teacher in developing the appropriate response to each student's performance and allow the teacher to incorporate our products into his or her specific lesson plan. For the year ended December 31, 2000, CompassLearning had net revenue of $64.0 million, representing approximately 29% of our total net revenue during this period.

WORLD ALMANAC. World Almanac has been a leading publisher of reference and informational materials targeted to K-12 students, as well as other well-known general reference and informational materials, for over 40 years. Over 55% of the approximately 124,000 school and public libraries in the United States have purchased products from World Almanac. World Almanac publishes well-known print reference materials, such as THE WORLD ALMANAC AND BOOK OF FACTS and nonfiction and fiction books for K-6 students under the GARETH STEVENS brand. In addition, World Almanac publishes electronic reference materials such as the FUNK & WAGNALLS ENCYCLOPEDIA database and an Internet-based version of FACTS ON FILE WORLD NEWS

DIGEST, which in its print version is World Almanac's leading subscription-based product with renewal rates averaging approximately 89% from 1996 through 2000. World Almanac also distributes third-party products that are targeted for K-12 students through its World Almanac Education Library Services catalogs. For the year ended December 31, 2000, World Almanac had net revenue of $55.1 million, representing approximately 25% of our total net revenue during this period.

COMPETITIVE STRENGTHS

A number of competitive strengths have contributed to our leading market positions, including:

BROAD PRODUCT PORTFOLIO. We are a leading publisher in the supplemental education materials market and one of the few companies with a comprehensive portfolio of products covering all the major segments of this market. We offer a wide range of products to our customers. This broad product portfolio allows us to address the most attractive segments of the market and respond to emerging trends and funding sources, including the rapidly developing market of parents seeking to buy supplemental education materials. See "Products and Services" for a detailed description of our product portfolio.

STRONG, WELL-ESTABLISHED BRAND NAMES. We believe that we have strong brand names in each of the market segments we serve. Several of our most recognized print titles have been in circulation for over 40 years, including WEEKLY READER, which was first published in 1928, the PEABODY PICTURE VOCABULARY TEST, which was first published in 1959, and THE WORLD ALMANAC AND BOOK OF FACTS, which was first published in 1868. We believe that our products are well known and trusted by teachers, other educational professionals and parents for their effectiveness and consistent, high quality educational content. Brand name and reputation are significant criteria in the purchasing decision process for supplemental education materials as they are usually selected at the discretion of individual teachers, school and school district-level administrators or parents.

STABLE REVENUE BASE. We have a significant base of long-term customers who have exhibited substantial product loyalty, resulting in a consistent level of revenues from recurring sales to these customers. In our experience, once a teacher or administrator is familiar with and accustomed to using a supplemental instructional product and has developed lesson plans using the product, it is difficult to convince that teacher to switch to new products. In addition, we believe there is an important component of trust in the quality, consistency and support of many of our products which makes it difficult for a competitor to introduce new products for the same subject area without significant investment and the support of key opinion makers in the industry. As a result of this loyalty, many of our products enjoy long customer histories with high renewal rates. For the last ten years, over 80% of schools purchasing Weekly Reader periodicals re-subscribed the following year. We believe our school renewal rates are important because of the value we place on ensuring that our periodicals remain available within any given school, providing us with a base on which to further penetrate that school. In addition, six of our top ten testing and assessment products, based on net revenues, have been published for over 25 years.

SUBSTANTIAL ELECTRONIC DELIVERY PLATFORM. At CompassLearning, we have over 20 years of experience in developing and providing electronically delivered supplemental instructional materials and are well positioned to capitalize on this rapidly growing market segment. In 1979, CompassLearning introduced its first electronic learning product, the Computerized Learning Approach System
(CLAS), which operated on an 8K Commodore "Pet" computer. It was a stand-alone product that included vocabulary comprehension and math skills. One or more of CompassLearning's products have been sold to over 20,000 K-12 schools in the United States, more schools than have been reached by any other publisher of comprehensive electronic courseware.

CompassLearning curriculum is delivered electronically over local area networks by installing the curriculum on a server with a CD-ROM. A server is a computer on a network of computers that manages the network resources. The curriculum may then be accessed from student computer stations located within the lab or classroom. After the content is installed on the server, the CD-ROM is no longer needed to run the lesson plans from the student stations.

Each of our primary operating subsidiaries have web sites that promote their respective products, provide product information and, in some cases, enable users to order products over the Internet. Given the importance of quality and name recognition to the development of Internet-based business, we believe that the strength of our brands and our direct distribution channels position us well for significant growth in this area.

STRONG DISTRIBUTION CHANNELS. Our products are used in over 80,000 schools, by over ten million students, in over 6.5 million homes (through Weekly Reader periodicals being taken home) and in over 68,000 school and public libraries. We have an extensive network with direct distribution channels into these end user markets. Some of our products are sold using direct field and telephone sales, emphasizing personal relationships with teachers, school and school district-level administrators and other educational professionals. CompassLearning, for example, uses a three-pronged approach that provides every customer a sales contact, an educational consultant and a technology support person, for comprehensive customer service. We also utilize sophisticated direct mail campaigns, which at Weekly Reader and World Almanac are enhanced by our proprietary databases. These databases track the purchasing habits of teachers, schools and/or librarians for many of our products as well as specific demographic and other factors we believe affect purchasing habits.

EXPERIENCED MANAGEMENT TEAM. We have assembled an experienced management team at both the administrative and the operating levels. This management team is led by Martin E. Kenney, Jr., our Chief Executive Officer, who has over 25 years of experience in educational publishing and electronic courseware. Prior to joining WRC Media, Mr. Kenney was Executive Vice President of the Educational Publishing Group and President of the Education Technology Group at Simon & Schuster, the world's largest educational publisher at that time. The top 11 members of our management team have an average of approximately 15 years of experience in the educational publishing industry.

PRODUCTS AND SERVICES

The following chart outlines our product offerings by primary operating subsidiary in each of the segments of the supplemental education market in which we compete:

                             WEEKLY READER          AMERICAN GUIDANCE             COMPASSLEARNING             WORLD ALMANAC
PRINT AND ELECTRONIC      PERIODICALS: 18 grade or  BASIC SKILLS:              ELECTRONIC COURSEWARE:        TEACHING KITS: Kits
INSTRUCTIONAL MATERIALS   subject-specific          Supplemental textbooks     Approximately 7,000           developed by World
                          periodicals for Pre K-12  and worktexts targeted     hours of proprietary          Almanac Education
                          students, including       for low- performing        electronic courseware         Library Services used
                          Weekly Reader, Teen       students in middle and     for K-12 students,            to teach a variety of
                          Newsweek and Current      secondary schools          primarily for reading,        skills including
                          Events.                   covering core curriculum   math and language arts,       research skills, map
                          SKILLS BOOKS: 177         subjects.                  including TOMORROW'S          skills and Internet
                          distinct, grade           TEST PREPARATION:          PROMISE.                      skills.
                          specific, workbooks for   Instructional materials    MANAGEMENT SYSTEMS:
                          K-9 students that build   to prepare for three of    COMPASS management
                          and reinforce basic       the leading achievement    system enables teachers
                          skills, including the     tests for K-12 students.   to track student
                          Map Skills series, or     PERSONAL GROWTH:           performance, record
                          focus on current topics   Various personal growth    grades, report on
                          such as health issues or  materials covering         progress and prescribe
                          upcoming Presidential     topics such as drug use    lessons based on
                          elections.                prevention and career      results.
                          SPONSORED INSTRUCTIONAL   K-12 students.             Compass Virtual Classroom
                          MATERIALS: A variety of                              allows teachers and students to
                          free instructional                                   access Compass through
                          materials, including                                 the Internet.
                          print and video
                          products, paid for by
                          corporate, trade
                          association and/or
                          not-for-profit sponsors
                          primarily for K-12
                          students.

TESTING AND ASSESSMENT    N/A                       INDIVIDUALLY               COMPUTERIZED ASSESSMENT       N/A
PRODUCTS                                            ADMINISTERED TESTS:        TESTS:
                                                    Assessment products for    COMPASS LEARNING
                                                    K-12 students and adults   PRECISION ASSESSMENT SYSTEM
                                                    including the PEABODY      electronic tests
                                                    PICTURE VOCABUL-           based on the test items
                                                    LARY TEST,                 in the five leading
                                                    KAUFMAN TEST               achievement tests. Based
                                                    OF EDUCATIONAL             on COMPASS LEARNING
                                                    ACHIEVEMENT                PRECISION ASSESSMENT SYSTEM,
                                                    AND BEHAVIOR               evaluations, electronic
                                                    ASSESSEMT SYSTEM           courseware can be
                                                    FOR CHILDREN.              assigned to students.

LIBRARY MATERIALS         N/A                       N/A                        N/A                    K-12 REFERENCE AND
                                                                                                     OTHER INFORMATIONAL
                                                                                                     MATERIALS:
                                                                                                     Materials developed by
                                                                                                     us targeted to K-12
                                                                                                     students such as THE
                                                                                                     WORLD ALMANAC FOR KIDS
                                                                                                     AND GARETH STEVENS,
                                                                                                     INC. products as well
                                                                                                     as materials developed
                                                                                                     by third parties and
                                                                                                     distributed by us.
                                                                                                     GENERAL REFERENCE AND
                                                                                                     OTHER INFORMATION
                                                                                                     MATERIALS: Materials
                                                                                                     developed by us, such
                                                                                                     as THE WORLD ALMANAC
                                                                                                     AND BOOK OF FACTS,
                                                                                                     FUNK & WAGNALLS
                                                                                                     ENCYCLOPEDIA database
                                                                                                     and FACTS ON FILE
                                                                                                     WORLD NEWS DIGEST.

WEEKLY READER.

      Weekly Reader has four primary product lines:

      -     elementary school periodicals;

      -     middle and secondary school periodicals;

      - sponsored instructional materials published by its subsidiary, Lifetime Learning Systems, Inc.; and

      -     skills books.

      In addition, Weekly Reader licenses the content of some of its publications for commercial use by third parties and sells advertising space in some of its publications and on its WEEKLY READER GALAXY web site.

ELEMENTARY SCHOOL PERIODICALS. WEEKLY READER, first published in 1928, has established itself as a leading source for current events information for students in grades Pre K-6. WEEKLY READER features seven grade-specific editions for students, with between 25 and 32 issues per school year for each edition. Weekly Reader also offers one optional monthly supplement, SCIENCESPIN. The following table lists each edition of the WEEKLY READER and our other elementary school periodicals indicating issues per subscription and subscription price.

                                                         1999-2000 SUBSCRIPTION
                                            ISSUES PER    PRICE (PER STUDENT,
PUBLICATION                                SUBSCRIPTION          (YEAR)(A)
-----------                                ------------  ----------------------
WEEKLY READER:
Pre K .....................................       28              $5.20
K .........................................       28               4.36
Grade 1 ...................................       32               3.10
Grade 2 ...................................       25               3.10
Grade 3 ...................................       25               3.52
Grade 4 ...................................       25               3.52
Grades 5-6 ................................       25               3.83
SCIENCESPIN ...............................        7               1.00

(a) Includes shipping and handling costs.

Subscriptions to Weekly Reader elementary school periodicals in the 1999-2000 school year represented approximately 44% of all elementary school periodical subscriptions circulated in that year by the three major publishers of these periodicals which we believe together account for virtually all periodicals targeted for classrooms. According to Weekly Reader, its periodicals had the highest total circulation of elementary school periodicals in the 1999-2000 school year, totaling approximately 6.6 million subscriptions including approximately 0.5 million unpaid promotional or teacher reference subscriptions.

Each edition of WEEKLY READER is specifically written and designed for particular grade levels in order to bring information on current events to elementary school students at a conceptually appropriate level. The editions for younger audiences contain "soft" news focusing on topics such as fire prevention and animals. Higher-grade level editions contain "hard" news concerning topics such as world news and current events, including, for example, the Kosovo conflict, the 2000 Presidential elections and the Olympics bribery scandal. A teacher's guide with background information, discussion topics and follow-up questions is included with each issue of each edition.

MIDDLE AND SECONDARY SCHOOL PERIODICALS. We publish ten subject-specific periodicals covering six subject areas for students in middle and secondary schools, with between six and 26 issues per school year per periodical. For example, CURRENT EVENTS, one of our most popular periodicals for middle school students, provides information on current events tailored to the reading levels and school curriculum of students in the sixth through ninth grades. The following table lists each of our middle and secondary school periodicals indicating target grades, issues per subscription, subject area and subscription price.

                                                                                            1999-2000 SUBSCRIPTION
                                                          ISSUES PER,                         PRICE (PER STUDENT
PUBLICATION                                     GRADE    SUBSCRIPTION     SUBJECT AREA            PER YEAR)(a)
-----------                                     -----    ------------     ---------------   ----------------------
Current Events...............................    6-9           25         Social Studies              $8.85
Current Science..............................    6-9           16         Science                      9.49
READ.........................................    6-9           18         Language Arts                9.49
Writing......................................   7-10            6         Language Arts                9.28
Extra........................................    5-9           12         Remedial Reading            10.55
Career World.................................   7-12            6         Career Guidance              9.81
Current Health 1.............................    5-6            8         Health                       9.49
Current Health 2.............................   7-12            8         Health                       9.49
Human Sexuality..............................   7-12            8         Health                       3.45
Teen Newsweek................................    6-9           26         Social Studies               5.95

(a) Includes shipping and handling costs.

Weekly Reader's middle and secondary school periodical subscriptions in the 1999-2000 school year represented approximately 42% of all middle and secondary school periodical subscriptions circulated that year by the three major publishers which we believe account for virtually all middle and secondary school periodicals targeted for classrooms. Weekly Reader's middle and secondary school periodicals had the second highest total circulation of periodicals for these schools in the 1999-2000 school year with approximately 1.7 million subscriptions including approximately 0.2 million unpaid promotional or teacher reference subscriptions. In each of the last ten years, over 70% of middle and secondary schools that have subscribed to one or more of our middle or secondary school periodicals subscribed to one or more of our middle or secondary school periodicals in the following year.

To specifically target the growing sixth to ninth grade market, Weekly Reader recently entered into a partnership with NEWSWEEK magazine to create TEEN NEWSWEEK, which was launched in September 1999. TEEN NEWSWEEK focuses on social studies and current events and contains grade-appropriate news stories that link history, geography, government and cultures to the news stories. The partnership is intended to capitalize on Weekly Reader's expertise in publishing and marketing materials for classroom use and NEWSWEEK's strong news image, rapid distribution capabilities and experience in advertising sales.

LIFETIME LEARNING SYSTEMS, INC. Our Lifetime Learning Systems, Inc. business is a leader in the creation and distribution of a variety of supplemental education materials which are paid for by corporate, trade association and/or not-for-profit sponsors and are distributed free to a target audience. The materials produced focus on topics chosen by the sponsor and are typically targeted for use in K-12 classrooms. Lifetime Learning Systems, Inc. also produces sponsored supplemental education materials targeted for the college and senior citizen markets. Lifetime Learning Systems, Inc. has created a variety of formats for supplemental education materials over the years, ranging from:

      -     posters, teacher's guides and reproducible student activities;

      -     audio and video tapes; and

      -     web sites.

      Sponsors of Lifetime Learning Systems, Inc. projects have included corporate sponsors such as Chrysler, Home Box Office, ABC-TV and Ford as well as not-for-profit sponsors such as the American Health Foundation, the Tennessee Valley Authority and Save the Children.

SKILLS BOOKS. We offer skills books, a line of workbooks and other supplemental education materials that build and reinforce students' basic skills in curriculum areas such as math or language arts as well as other titles which focus on life issues, such as current events or health. The skills book product line includes 30 different series of workbooks including 168 distinct, grade-specific titles spanning K-9 grades. For example, the highly successful Map Skills series builds geographic literacy by teaching students basic map-reading concepts and skills. The success of this series is attributable to a proven sequential approach to teaching map skills that matches the curriculum established by many school systems. Additional products include series covering topics such as AIDS and Presidential elections.

WEEKLY READER GALAXY. In addition to our presence in the classroom through printed materials, in 1996 we launched our web site, WEEKLY READER GALAXY, with the goal of strengthening the brand image of our print products and positioning Weekly Reader to capitalize on electronic distribution opportunities. WEEKLY READER GALAXY is a free web site with pages specifically addressing students, teachers and parents. It offers materials, in the form of puzzles, experiments and games, which correlate with the content of Weekly Reader periodicals. In addition, the WEEKLY READER GALAXY web site informs users about our periodicals and allows them to subscribe over the Internet. For the year ended December, 31, 2000, the web site had approximately 36 million page views with the average user spending approximately nine minutes on the site per visit.

OTHER PRODUCTS AND SERVICES. Weekly Reader also licenses the content of some of its publications, promotes other products in its publications and provides its "seal of approval" to various products. In addition, in November 1998, Weekly Reader began its "Weekly Reader Seal of Approval" program. In this program, producers of educational products submit their products to

Weekly Reader for review and, if approved by Weekly Reader based upon the educational value of the product, these products are granted the Weekly Reader Seal of Approval. Producers of the products pay Weekly Reader an annual licensing fee in exchange for this endorsement.

AMERICAN GUIDANCE.

      American Guidance has two product lines:

      -     testing and assessment products; and

      -     supplemental instructional materials.

Our testing and assessment products and supplemental instructional materials are primarily used in K-12 schools. In addition to K-12 schools, American Guidance's testing and assessment products and supplemental instructional materials are used in:

      -     community health centers;

      -     clinics;

      -     hospitals;

      -     correctional facilities;

      -     community colleges; and

      -     other adult education programs.

      Approximately 18% of American Guidance's net revenue for the year ended December 31, 2000 were from sales of testing and assessment products and supplemental instructional materials in which the end users were not K-12 schools. This percentage is consistent with the percentage of net revenue for sales of these products in 1996 through 1999.

TESTING AND ASSESSMENT PRODUCTS. American Guidance's testing and assessment products provide educators and clinicians, including school psychologists, guidance counselors, special education teachers, speech pathologists and other similar school or district-level specialists with reliable individually administered tests and manuals explaining how to administer our tests. The testing and assessment products also include related third-party professional development books covering various theories of testing which we offer through our catalogs. American Guidance's testing and assessment products are used to diagnose learning disabilities and measure the cognitive ability, educational achievement and personal and social adjustment of students, for example:

      - the PEABODY PICTURE VOCABULARY TEST (PPVT) measures a student's listening comprehension for "Standard American English" and screens for verbal ability;

      - the KAUFMAN TEST OF EDUCATIONAL ACHIEVEMENT (KTEA) measures a student's reading, mathematics and spelling skills; and

      - the BEHAVIOR ASSESSMENT SYSTEM FOR CHILDREN (BASC) test assesses the behaviors and emotions of children and is used, among other things, to assess whether a student has attention deficit hyperactivity disorder.

      American Guidance currently publishes over 25 testing and assessment products. Six of American Guidance's top ten testing products, based on sales, have been published for over 25 years and its leading testing publication, the PEABODY PICTURE VOCABULARY TEST, was initially developed in 1959 and continues to rank among American Guidance's top selling products. American Guidance's tests are revised periodically to ensure that they reliably measure existing populations. Achievement tests generally require revisions every eight to ten years while tests that measure personal and social adjustment or cognitive ability in some cases do not require revision for as long as 15 years.

American Guidance's tests are generally sold as part of a test kit. Test kits typically contain the test, test record forms, "easels" used to administer the test, scoring sheets used to score the test and a manual describing the proper method to score and evaluate the particular test. Test kits range in price from $80 to $600 depending on the content of the test kit and the demand for the test. Each test uses a different test record form which must be reordered from us. Test record forms are generally sold in packages of 25 with an average price range of $25 to $40 per package. A test kit usually contains one package of 25 test record forms. Sales from our top ten testing and assessment products and related materials including easels and scoring sheets represented approximately 72% of American Guidance's total net revenue from testing and assessment products for the twelve months ended December 31, 2000, with no individual set of testing products accounting for more than 13%.

Educators and clinicians apply American Guidance's testing and assessment products on an individual basis to understand a student's particular educational needs. The need for our testing and assessment products generally arises after someone close to the student, either a parent or teacher, determines that the student is having behavioral or academic difficulty. The student is then referred to the appropriate clinician or educator at the school who has responsibility for determining what test or tests should be administered in order to correctly diagnose the student's problem.

In our experience, once the validity and effectiveness of a test is established and accepted in the educational community, educators', psychologists' and clinicians' familiarity with the product grows along with their reluctance to change suppliers and learn different assessment content, administration approaches and scoring techniques. These professionals often prefer to use the same tests over a long period of time in order to compare performance of their student populations.

SUPPLEMENTAL INSTRUCTIONAL MATERIALS. American Guidance's supplemental instructional materials consist of curriculum-based instructional materials, many of which are for low-performing students. Low-performing students are defined as those students scoring in the lower 50th percentile of the student population at a particular grade level. We focus primarily on serving middle and secondary schools with additional sales to post-secondary markets, such as community colleges and correctional facilities. We generally produce four types of instructional materials:

      - supplemental hardcover textbooks in core curriculum areas for low-performing students, with related products such as workbooks;

      - softcover worktexts in core curriculum areas for low-performing students;

      - test preparation materials which can be used to prepare all students for leading achievement tests; and

      -     personal growth products.

      American Guidance's supplemental hardcover textbooks are designed to provide comprehensive coverage of skills and concepts in short, concise lessons. They are geared to a fourth grade reading level or below with photography and content that are appropriate for middle and secondary school students as well as adults. American Guidance's current catalog offers supplemental hardcover textbooks in the following subject areas:

Basic English Grammar                            General Science
Basic English Composition                        Earth Science
English for the World of Work                    Physical Science
English to Use                                   United States Government
Life Skills English                              United States History
Life Skills Math                                 World History
Algebra                                          World Literature
Pre-Algebra                                      Exploring Literature
Geometry                                         American Literature
Consumer Mathematics                             Life Skills Health
Basic Math Skills                                Discover Health
Biology                                          World Geography
Everyday Life Skills

We believe American Guidance's supplemental hardcover textbooks set the standard for quality in the market, with full-color content and accompanying extensive teacher support materials. Each textbook has a wrap-around teacher's edition that reproduces the student edition with notes for the teacher indicated next to the text such as overviews for each new lesson, alternative questions a teacher may ask and answers to questions in the text. Each textbook has available a set of quizzes, worksheets, problem sets and other materials that teachers are permitted to reproduce for their classes. These materials also are available on CD-ROM. Most of American Guidance's supplemental hardcover textbooks have related softcover workbooks generally 50 to 60 pages in length, activity books and study guide programs including videos available in print and on CD-ROM for self-guided learning. Pricing for American Guidance's hardcover textbooks ranges from $33 to $40 dollars each; workbooks range from $7 to $10 each; and the CD-ROMs containing the quizzes, worksheets, problem sets and other materials are approximately $160 each.

American Guidance's softcover worktexts also cover core curriculum areas. These worktexts generally 90 to 120 pages in length are designed as stand-alone products so that a teacher may use them to supplement any textbook. These softcover worktexts cover smaller portions of any given curriculum area than our supplemental hardcover textbooks. For example, we have a softcover worktext on how to balance a checkbook which is only one topic of many that are covered in our hardcover Life Skills Math textbook. Pricing for our softcover worktexts ranges from $6 to $13 each.

American Guidance also publishes a rapidly growing line of test-preparation materials developed to assist students preparing to take three of the leading achievement tests:

      -     Stanford Achievement Test (SAT9);

      -     Iowa Test of Basic Skills (ITBS); and

      - TERRANOVA (Comprehensive Test of Basic Skills (CTBS) and Multiple Assessments tests).

Additional preparation materials for state specific tests are also published. American Guidance's test preparation materials are sold in package format and generally contain 25 activity books per package covering one subject area. Prices for test preparation packages range from $40 to $90 each. The emphasis in education on accountability for teachers and school administrators for the performance of their students on these achievement tests has helped make this a rapidly growing segment for our business.

American Guidance also markets a full line of personal growth products aimed at:

      -     developing behavior skills;

      -     parenting training;

      -     drug use prevention and anti-violence training;

      -     self-esteem; and

      -     career education.

These materials have differing audiences ranging from the entire K-12 student population to teachers and adults, and are produced using various formats including print, computer software and video.

COMPASSLEARNING.

CompassLearning derives revenues from three sources:

      -     software products;

      -     professional development services and technical support services;
            and

      -     sales of hardware.

      CompassLearning's electronic courseware, assessment software and management systems products are purchased under perpetual license agreements between CompassLearning and the applicable purchaser. Courseware products sell for an average of approximately $120 per subject per grade level plus $100 per workstation for simultaneous access. The COMPASS management system sells for $3,500 and the assessment software sells for $2,000, subject to any applicable discount. Electronic courseware, assessment software and a management system are typically sold as a package, together with professional development and technical support services. These packages sell for an average of approximately $30,000 per school. CompassLearning's professional development services range in price from $980 per day for a standard course to $1,500 per day for a customized training session. These services are typically purchased under a contract for specific number of days of service. Technical support services are typically purchased under one-year contracts for an average cost of $3,500 per year. After the expiration of any service contract, these services may be purchased on an ongoing basis.

SOFTWARE PRODUCTS. CompassLearning's software products consist of electronic courseware, assessment software, management systems and Internet-based products. Most of CompassLearning's current electronic courseware, assessment software and management systems operate in:

      - a networked environment with file servers and several student stations;

      - a peer-to-peer environment connecting several student stations in a "mini-network;" and

      -     a stand-alone CD-ROM environment.

These products are typically compatible with both Windows and Macintosh operating systems. CompassLearning also has two products that are Internet-based, which were introduced in 1996 and 1999, respectively. In addition, CompassLearning distributes a small amount of third-party products, typically bundled with its own products.

ELECTRONIC COURSEWARE: CompassLearning's primary product line is its proprietary electronic courseware. CompassLearning has approximately 7,000 hours of proprietary electronic courseware, including TOMORROW'S PROMISE, a comprehensive library of over 3,600 hours of electronic courseware with complete correlation to major national and state educational standards. The content of CompassLearning's electronic courseware curriculum is grade-specific and focuses on core curriculum topics such as reading, spelling, math, science and language arts, as well as emphasizing higher-order thinking and problem solving skills. Most of our current courseware is available in a networked, peer-to-peer or CD-ROM environment. In addition, these existing electronic courseware products have been developed using a standardized authoring tool which facilitates, expedites and reduces the cost to convert these products into a format for delivery over the Internet.

Most of CompassLearning's electronic courseware covering core curriculum topics such as reading, math and language arts, is available in comprehensive, modular or stand-alone formats. In the comprehensive format, which accounted for approximately 70% of CompassLearning's sales of electronic courseware for the twelve months ended December 31, 2000, customers purchase all current electronic courseware for a particular subject in each of the grades offered by CompassLearning which are typically K-6 or K-8. The remaining 30% of CompassLearning's electronic courseware sales were made in the modular and stand-alone formats. In the modular format, customers purchase grade and/or subject specific electronic courseware according to their specific needs. The modular format allows, for example, a school to add courseware over the years as additional funds become available or to buy courseware to address a specific need or implementation plan. Typically, schools intending to use courseware in a computer lab often purchase courseware in a comprehensive format while schools intending to use courseware in a classroom often purchase courseware in a modular format. Finally, in the stand-alone format, customers purchase courseware on stand-alone CD-ROMs for use without the need for a computer connected to file servers running CompassLearning's system software.

ASSESSMENT SOFTWARE: CompassLearning offers a series of comprehensive assessment tests referred to as Compass Learning Precision Assessment System (C-PAS). (C-PAS) is a series of computerized achievement tests based on the subjects typically tested in the following five leading achievement tests for K-12 students:

      -     the Iowa Test of Basic Skills examination (ITBS);

      -     Metropolitan Achievement Test examination (MAT);

      -     Stanford Achievement Test examination (SAT9);

      -     California Achievement Test examination (CAT); and

      - TERRANOVA examination (Comprehensive Test of Basic Skills (CTBS) and Multiple Assessments tests).

The computerized tests seek to establish the test taker's knowledge of subject matters that are typically tested on the achievement tests mentioned above, with a computerized test emulating each of the five achievement tests. In addition, the computerized test items can be customized by teachers to reflect other tests, subjects or testing strategies. CompassLearning's assessment software has been customized for educational requirements in states such as Florida and Texas. CompassLearning's assessment software scores the computerized tests and determines whether the test taker possesses the particular skills tested. If a test taker fails any particular subject on the computerized test, the assessment software prescribes lessons found in CompassLearning's electronic courseware.

MANAGEMENT SYSTEMS: CompassLearning offers the COMPASS management program. COMPASS is a computerized management system that enables teachers with students using CompassLearning's electronic courseware to:

      -     create student lesson plans;

      -     track student performance;

      -     record grades;

      -     report on progress; and

      - assess results against major state, national or self-defined standards.

Using the COMPASS system, a teacher is able to directly assess an individual student's performance on CompassLearning's electronic courseware and assessment software products and devise individualized learning paths for each student.

INTERNET-BASED PRODUCTS: WORLDWARE is an Internet-based classroom integration product for use with our electronic courseware, assessment software and management systems, which we introduced in 1996. WORLDWARE has two parts: the software and the web site. The WORLDWARE software enables teachers to integrate a comprehensive collection of more than 400 pre-selected "safe" web sites into their daily lessons in a controlled manner by providing web controls limiting students' access to other Internet sites. The WORLDWARE web site features educational activities for students and resources for parents and teachers. In addition, CompassLearning now offers COMPASS VIRTUAL CLASSROOM, with the first installations made in September 1999. COMPASS VIRTUAL CLASSROOM works with our electronic courseware, assessment software and management systems by allowing students and teachers working on computers at home to access COMPASS functions through the Internet. Students can have at-home access to assessment tests and electronic courseware for self-paced learning. Teachers can have full access from remote computers to all COMPASS functions from creating assignments to reviewing results.

SERVICES. CompassLearning provides professional development services and technical support services. CompassLearning has a team of over 80 full-time educational consultants providing professional development services to teachers, ranging from basic software training to services designed to assist teachers in implementing and integrating technology into the classroom. These services are provided in connection with our software products as well as third-party products. An initial buyer of our software products typically purchases six days of professional development services for training on the software purchased. Following the completion of the six days of training, our customers can purchase additional days of professional development services.

CompassLearning offers various technical support services in connection with the purchase and ongoing use of its software products. An initial buyer of our software products typically purchases one year of toll-free telephone help line services, on-site system engineer services and software updates. Following the expiration of the initial technical support services contract, our customers can purchase continuing support at varying levels, ranging from limited telephone help line services to priority systems engineer dispatching. We also offer our customers hardware support services, which we provide through a contract with a third party.

WORLD ALMANAC.

World Almanac's operations are divided into five divisions. The following table describes the product lines and their prices for each of its divisions.

DIVISION                                                                PRODUCT LINES                           PRICING
--------                                                                -------------                           -------
World Almanac Books.................................. Publishes:
 ..................................................... THE WORLD ALMANAC AND BOOK OF FACTS                 $11 print
 .....................................................                                                     $225 Internet
 ..................................................... THE WORLD ALMANAC FOR KIDS                          $11
 ..................................................... THE WORLD ALMANAC OF U.S. POLITICS DATABASE         various prices

World Almanac Education Library Services............. Catalog-based distribution of:
 ..................................................... Third-party and World Almanac publications
 ..................................................... targeted for the K-12 market                        $7-$600

Gareth Stevens, Inc.................................. Publishes:
 ..................................................... K-6 nonfiction and fiction books                    $13-$25
 ..................................................... Distributes:
 ..................................................... Nonfiction book product lines of
 ..................................................... third-party publishers                              $10-$22

Facts On File News Services.......................... Publishes:
 ..................................................... FACTS ON FILE WORLD NEWS DIGEST                     $499-$825 print;
 .....................................................                                                     $649-$1,195 CD-ROM;
 .....................................................                                                     $1,350 Internet
 ..................................................... ISSUES AND CONTROVERSIES ON FILE                    $395 print
 .....................................................                                                     $595 Internet
 ..................................................... TODAY'S SCIENCE ON FILE                             $249 print
 .....................................................                                                     $350 Internet
 ..................................................... EDITORIALS ON FILE                                  $549
 ..................................................... SOFTWARE AND CD-ROM REVIEWS ON FILE                 $329

Funk & Wagnalls...................................... Publishes:
 ..................................................... Electronic FUNK & WAGNALLS ENCYCLOPEDIA
 ..................................................... Database sold to licensees                          various prices
 ..................................................... A general yearbook                                  $17-$29
 ..................................................... A science yearbook                                  $16-$33

WORLD ALMANAC BOOKS. THE WORLD ALMANAC AND BOOK OF FACTS is, we believe, one of the most widely used and well-respected general reference publications in the United States. In 1998, the American Library Association named it one of the three most important information sources found in libraries and the best almanac overall. According to World Almanac, in 1998, market research was completed that indicated that 56% of those surveyed who purchase the almanac purchase it on an annual basis. We believe THE WORLD ALMANAC AND BOOK OF FACTS provides more complete and up-to-date information than competing almanacs. Its comprehensiveness and brand identity are critical assets. In print for over 130 years, THE WORLD ALMANAC AND BOOK OF FACTS perennially makes the NEW YORK TIMES' bestseller list. World Almanac Books also licenses the content of THE WORLD ALMANAC AND BOOK OF FACTS to third parties for inclusion in their products. Since 1995, World Almanac Books has also published THE WORLD ALMANAC FOR KIDS, with over 1,000,000 copies sold to date.

WORLD ALMANAC EDUCATION LIBRARY SERVICES. World Almanac Education Library Services is a niche distributor of reference and informational materials, which it targets primarily to K-12 school and public libraries. There are approximately 108,000 K-12 school libraries and 16,000 public libraries in the United States. World Almanac Education Library Services reviews and selects materials from third-party publishers for inclusion in its nine catalogs. The catalogs also include THE WORLD ALMANAC AND BOOK OF FACTS, THE WORLD ALMANAC FOR KIDS and several best selling series from Gareth Stevens, Inc. World Almanac Education Library Services mailed a total of approximately 1.9 million catalogs in 2000. World Almanac Education Library Services also publishes a small amount of proprietary teaching kits, including kits covering research skills, map skills and Internet skills, which include items such as lesson plans for books we believe are appropriate for classroom use to encourage multiple-copy sales.

GARETH STEVENS, INC. Gareth Stevens, Inc. publishes nonfiction and fiction books for K-6 students. These books cover a broad spectrum of topics including nature, science, social studies and the arts. Approximately 80% of Gareth Stevens, Inc.'s sales are derived from books that are published under the GARETH STEVENS imprint. A majority of these titles are sourced from domestic and international third parties for which Gareth Stevens, Inc. holds exclusive distribution rights for K-12 school and public libraries in North America. The remaining approximately 20% of Gareth Stevens, Inc.'s sales are derived from the distribution of two product lines from Rosen Publishing, with one line targeted for secondary school students and the other targeted for K-6 students. In 2001, in addition to Rosen Publishing, Gareth Stevens, Inc. plans to sell titles from other publishers through its telemarketing infrastructure.

FACTS ON FILE NEWS SERVICES. World Almanac, through Facts On File News Services, publishes and sells subscription news reference products in print, CD-ROM and Internet formats. There are five products:

      -     FACTS ON FILE WORLD NEWS DIGEST;

      -     ISSUES AND CONTROVERSIES ON FILE;

      -     TODAY'S SCIENCE ON FILE;

      -     EDITORIALS ON FILE; and

      -     SOFTWARE AND CD-ROM REVIEWS ON FILE.

Its core product, FACTS ON FILE WORLD NEWS DIGEST, is a highly respected publication used by libraries as a comprehensive index of world events beginning in 1940 in the print version and in 1988 in the electronic version. Librarians, journalists and library patrons typically use Facts On File News Services products to research historical events. The in-house editorial staff of FACTS ON FILE WORLD NEWS DIGEST distills key news information from more than 100 different newspapers, periodicals, journals and government Internet sources and uses it to update the product weekly in the print and Internet formats and quarterly for the CD-ROM format. The core print product has an annual subscription list price of $825, which is discounted for public and school libraries. The print edition of FACTS ON FILE WORLD NEWS DIGEST sold over 4,200 subscriptions in 2000 and continues to meet with great acceptance, as evidenced by renewal rates averaging approximately 89% from 1996 through 2000. Subscriptions to the print edition, however, are expected to decline gradually as it is replaced by Internet-based versions of the product described below.

To take advantage of accelerated library spending on electronic delivery of reference materials, in 1997 we developed a Windows compatible CD-ROM version of FACTS ON FILE WORLD NEWS DIGEST. In April 1999, World Almanac launched an Internet version of FACTS ON FILE WORLD NEWS DIGEST which currently has 2,947 subscribers, or 39% of the total number of subscribers for this product. The increased functionality of the Internet version allows World Almanac to price this product higher than the print or CD-ROM versions. The Internet version has a list price of $1,350 for a single-site installation, with price discounts per site for multiple-site installation. In 2000, we have launched three additional World Almanac databases as part of the Reference Suite @ Facts.com web site.

FUNK & WAGNALLS. World Almanac operates in the electronic encyclopedia business through Funk & Wagnalls. Although the FUNK & WAGNALLS ENCYCLOPEDIA is no longer published in print format, Funk & Wagnalls licenses an electronic version of its encyclopedic database to various third parties. Funk & Wagnalls also annually sells a general yearbook containing a review of the major news events that transpired in the previous year and a science yearbook containing a review of the major scientific events in the previous year. The general yearbook is licensed from World Book Encyclopedia, Inc. and the science yearbook is licensed from Grolier Enterprises Inc. The active subscriber list for these two publications, which primarily consists of former subscribers to the print edition of the FUNK & WAGNALLS ENCYCLOPEDIA, is approximately 68,000 for the general yearbook and 29,000 for the science yearbook. Most science yearbook subscribers are also general yearbook subscribers. We do not target new subscribers for these yearbooks; however, renewal rates have averaged approximately 81% for the general yearbook and 76% for the science yearbook from 1996 through 2000.

PRODUCT AND CONTENT DEVELOPMENT

WEEKLY READER. Weekly Reader has a team of 62 people working in product and content development. This team includes:

- editors and writers, who are typically grade and subject specialists with journalism or teaching experience; and

      - designers, who are responsible for the "look and feel" of the products, including the layout of each publication.

            Editors, writers and designers work in teams on any particular project including planning meetings used for determining content and educational focus, the selection of appropriate graphics and photographs and final editing before submission for printing. The time it takes to develop our products varies substantially according to the type of product. Product development for a new periodical typically takes approximately nine months from concept to initial marketing, whereas new issues of our existing periodicals typically take approximately one to two weeks from conception to printing. Our skills books typically take approximately eight to twelve months from concept to initial marketing for an entirely new title, and approximately four to six months for updated versions of existing titles. Development times for Lifetime Learning Systems, Inc.'s products vary substantially depending upon the type of product involved, but typically take approximately three to four months from concept to distribution.

Weekly Reader's periodicals are written by a combination of staff and freelance writers. WEEKLY READER, for example, is written internally. Our staff of editors, writers and designers determines the subject matter for the particular edition after which the content is written and edited by Weekly Reader's employees. For SCIENCESPIN, however, once the content and educational focus for a particular issue is determined internally, the writing is contracted out to third parties with the relevant scientific knowledge and the ability to write for the applicable target audience. TEEN NEWSWEEK is written internally based upon content from upcoming stories in NEWSWEEK made available to our writers prior to NEWSWEEK'S publication, and our own internally created content. The TEEN NEWSWEEK writers determine which stories are appropriate for the targeted audience and then rewrite the stories with age appropriate information and language. TEEN NEWSWEEK'S content is subject, in all cases, to NEWSWEEK'S approval.

Weekly Reader's skills books are typically written by freelance writers at the direction of Weekly Reader's editors. Lifetime Learning Systems, Inc.'s products are developed in a variety of formats by an in-house editorial and design staff with varying degrees of direction provided by the applicable sponsor. In the past, some sponsors of Lifetime Learning Systems, Inc. projects have approached Lifetime Learning Systems, Inc. with a definitive concept for which they are seeking implementation and production, while other sponsors simply have a message they wish to get across to a target audience and request proposals as how best to accomplish that goal.

Prior to distribution, whether created internally or externally, all of Weekly Reader's products are reviewed by either the Editor in Chief of Weekly Reader or one or more Senior Managing Editors to ensure that the content of the applicable product is appropriate for the age group targeted by the product, according to standards developed by Weekly Reader. Lifetime Learning Systems, Inc.'s products are reviewed by its editorial director for their age and content appropriateness.

AMERICAN GUIDANCE. American Guidance's new testing and assessment products and revisions to existing products are developed internally by in-house personnel which include 28 full-time employees, most of whom are trained in one or more specialties including psychology, education, early childhood development and speech/language, among other disciplines.

Our testing and assessment products are firmly rooted in established psychological and pedagogic theory, and our product development philosophy is customer-focused. New test concepts are usually derived from the marketplace, often from our sales representatives who are in contact with:

      -     teachers;

      -     guidance counselors;

      -     school psychologists;

      -     school administrators; and

      -     other professionals who identify a testing need.

We also develop new products through a systematic review of industry trends, including emerging trends in the education community, or in conversations with educators and other professionals who attend various trade and professional conferences where we are an exhibitor or attendee. Occasionally, we will be approached by an author with a new test concept, which we will then evaluate in terms of its overall market potential.

After we have created a test, we then subject it to field tests. Once field-testing and any indicated adjustments are complete, the test undergoes standardization, generally being tested on 200 students per age year targeted by the test and covering a broad range of demographic characteristics. In addition, we seek support for the test from key opinion makers in the subject area of the test. Only at this stage do we begin to market the test. The process is similar for most revisions of existing tests because when a test is updated, the new content similarly must be field-tested and then the revised test must undergo standardization. The development cycle for a new test or to make revisions to an existing test is typically five years from concept through the launch of the new or revised test. The life cycle for the new or revised test can be up to 15 years or more. We are continuously working on new products or product concepts or revisions of existing products. For example, in 2000, we released a new test, our revised GFTA assessment (Goldman-Fristoe Test of Articulation).

We develop supplemental instructional products internally and externally with developers and in close consultation with outside authors, on a royalty basis or on a fee-for-service arrangement. Our in-house development team for supplemental instructional materials consists of eight full-time employees. New product concepts are derived from various sources, including:

      -     our in-house development staff;

      -     outside authors; and

      - our sales force based on their regular meetings with educators and administrators.

Most of these products have a development cycle of approximately one year. In general, we solicit bids for our new products from outside developers and award the contract based on price and other factors relating to the developer's ability to deliver the finished product according to our exact specifications.

We continuously work on product development for existing supplemental instructional materials in addition to development of new products. Our 1999-2000 supplemental instructional materials catalog offers new textbooks in four different subject areas. A fifth subject area will be added in 2001.

Our product and content development staff includes eight Ph.D.s and 23 former certified teachers. We supplement our product development with selective acquisitions of product lines.

COMPASSLEARNING. CompassLearning has a product development team of 72 employees, including 22 individuals with state issued teaching credentials and an average of nine years of teaching experience. These 72 employees also have on average ten years of software development experience and have been working for CompassLearning for an average of five years. In addition, CompassLearning periodically hires temporary employees or outsources work to supplement its in-house product development team. These temporary employees and third-party contractors are generally used for functions such as product testing, while CompassLearning employees perform the core competency functions necessary for the development of its products. The time it takes to develop our products varies according to the type of product, but typically ranges from 12-18 months.

CompassLearning's product development team is divided into the following four groups:

      -     the curriculum and assessment design group;

      -     the integration and management systems group;

      -     the quality assurance group; and

      -     the documentation group.

The curriculum and assessment design group develops the content and functionality for the curriculum lessons and assessment components of CompassLearning products. This group is responsible for designing products which meet the educational objectives for the curriculum or assessment element being addressed. They use an "authoring tool," a computer program which enables the curriculum and assessment design group to choose from a variety of standardized computer program features, such as lesson templates, without the need to write extensive source code in order to create the basic computer program for the new product. The integration and management systems group is responsible for developing current and future management programs and the integration of the management programs with the curriculum and assessment offerings. This group also is responsible for maintaining all of the source code for CompassLearning's products and addressing any problems which arise within the code. The quality assurance group tests all of our new products. The documentation group is responsible for the documentation that accompanies the new product offerings.

WORLD ALMANAC. World Almanac has a 57 person in-house editorial staff that:

      - in the case of the World Almanac Books and Funk & Wagnalls, works in conjunction with outside work-for-hire editors to develop its content; and

      - in the case of the Facts On File New Services products, develops the content of these products.

Individual members of the in-house editorial staff are generally responsible for only one of the product lines. The contents of our Funk & Wagnalls yearbooks are licensed from third parties. The Gareth Stevens, Inc. nonfiction and fiction books are comprised of either content licensed from third parties and repackaged and/or rewritten for the K-12 market in the United States or content written by in-house staff or freelance writers. World Almanac Education Library Services has a three-person creative staff which designs the layout for the catalogs and selects the reference and informational materials which will be included in the catalogs.

World Almanac Education Library Services updates its catalogs twice each year. New editions of THE WORLD ALMANAC AND BOOK OF FACTS and THE WORLD ALMANAC FOR KIDS are published each year. New product development is currently focused on offering products through Internet delivery. This year we have launched three additional World Almanac databases as part of the Facts On File News Services web site.

CUSTOMERS

Our targeted customers, which vary depending on the product line, are teachers, school and school district-level administrators, librarians, other educational professionals and parents.

Weekly Reader's periodicals and other instructional materials are purchased mainly by teachers, as well as by school and school district-level administrators. In addition, schools sometimes ask parents of students to pay for their children's subscriptions to Weekly Reader periodicals. According to Weekly Reader, it was the largest publisher of classroom periodicals in terms of total circulation in the 1999-2000 school year with over 8.1 million subscribers.

      Customers of Lifetime Learning System, Inc.'s products generally are:

      -     corporations;

      -     trade associations;

      -     not-for-profit organizations; and

      -     government agencies.

      Customers of American Guidance's testing products generally are:

      -     guidance counselors;

      -     school psychologists;

      -     speech pathologists;

      -     special education teachers; and

      -     other similar school and school district-level specialists.

Customers of American Guidance's supplemental instructional materials generally are teachers and school-level administrators as well as school district-level administrators. American Guidance also has customers outside of K-12 schools for its testing and assessment products and supplemental instructional materials which include:

      -     clinical psychologists;

      -     community colleges;

      -     adult educational programs; and

      -     correctional facilities.

One or more of American Guidance's testing and assessment or supplemental instructional products are used in over 12,000 school districts, or approximately 80% of the school districts in the United States.

CompassLearning's customers consist primarily of school and school district-level administrators, including:

      -     superintendents;

      -     curriculum directors;

      -     technology directors; and

      -     principals.

Although individual teachers do not typically make final purchasing decisions, they frequently have substantial input in the decision making process. One or more of CompassLearning's products has been sold to more than 20,000 K-12 schools, representing approximately 19% of all schools in the United States.

In 2000, approximately 84% of World Almanac's sales were to schools and libraries. The remaining 16% of its sales consisted of sales of yearbooks to former encyclopedia purchasers and sales of THE WORLD ALMANAC AND BOOK OF FACTS and THE WORLD ALMANAC FOR KIDS to consumers.

Funk & Wagnalls licenses its electronic encyclopedia database to various licensees, the largest of which is Versaware Technologies Inc., and sells its yearbooks primarily to former print encyclopedia purchasers. Facts On File News Services sells FACTS ON FILE WORLD NEWS DIGEST and its other publications to libraries of all types. World Almanac Education Library Services and Gareth Stevens, Inc. sell their products primarily to school libraries and to a lesser extent to public libraries. Over 55% of the approximately 124,000 school and public libraries in the United States have purchased products from World Almanac.

SALES, MARKETING AND DISTRIBUTION

We have an extensive network with direct distribution channels to reach our primary customers. Our four primary operating subsidiaries use one or more of the following methods to sell and market our products: direct mail, direct sales, telemarketing and distribution through retail channels. The chart set forth below contains information regarding sales, marketing and distribution by Weekly Reader, American Guidance, CompassLearning and World Almanac, including their primary distribution channels.

                       WEEKLY READER           AMERICAN GUIDANCE           COMPASSLEARNING      WORLD ALMANAC
Primary Method of      Direct Mail            Direct Sales Force (field    Direct Sales Force   Direct Mail: Facts On File
Sales and Marketing                           and telesales)                                    News Services, World
                                                                                                Almanac Education Library
                                                                                                Services and Funk &
                                                                                                Wagnalls Telemarketing:
                                                                                                Gareth Stevens, Inc. and
                                                                                                Facts On File News Services
                                                                                                Retail Marketing: World
                                                                                                Almanac Books

Size of Staff                  10                        38                        65                112

Number of Mailings     2 (in February and     3 (in March, August and             N/A           Facts On File News Services
in 1998                August)                December or January)                              generally mails twice a
                                                                                                year; World Almanac
                                                                                                Education Library Services
                                                                                                generally mails four times a
                                                                                                year; Yearbook mail
                                                                                                campaigns once a year

Number of Schools/     108,000 schools;       250,000 customer locations           N/A          Approximately 105,240
Teachers/Libraries     2.7 million                                                              schools, 16,850 school
in Database            teachers                                                                 districts, 15,600 public
                                                                                                libraries, 4,830 academic
                                                                                                libraries

Estimated Number of    75,000 schools         Over 12,000 school           Over 20,000 schools  Over 68,000 school and
Schools/ School                               districts                    have purchased our   public libraries have
Districts/Libraries                                                        products             purchased products from
with our Products                                                                               World Almanac in the past
as of Summer, 1999                                                                              three years

DIRECT MAIL. Direct mail consists mainly of well-planned mailings that target current and prospective customers, often with enclosed product samples and catalogs, which are used to generate product sales. This marketing technique is utilized to a significant extent by Weekly Reader, World Almanac's Facts On File News Services and World Almanac Education Library Services, and to a lesser extent by American Guidance, CompassLearning and World Almanac's Funk & Wagnalls.

Weekly Reader's classroom periodicals are marketed primarily through the use of direct mailings. Its experienced and skilled marketing staff of ten people has developed detailed mailing schedules and marketing strategies to reach current and prospective customers. In the marketing of its classroom periodicals, Weekly Reader has developed and maintained a valuable and proprietary database tracing the purchasing habits of approximately 2.7 million individual teachers and administrators and approximately 108,000 schools over the past five years as well as various demographic factors in each locale. In 2000, Weekly Reader mailed over 0.4 million catalogs and 8.3 million direct mail pieces primarily to teachers as well as to school and school district-level administrators, librarians and parents. Schools are segmented for mailings according to "purchasing" and "non-purchasing" status, with marketing campaigns based on purchasing history specifically targeted to teachers, who are typically the key decision makers in connection with the purchase of Weekly Reader's classroom periodicals. Schools that currently purchase Weekly Reader's classroom periodicals are then further segmented according to penetration levels for each elementary school grade or middle or secondary school subject area. The timing of mailings, inclusion of product samples and timing and amount of discounts offered, among other things, vary depending on which segment is being targeted.

World Almanac also uses direct mail to generate sales. For example, Facts On File News Services uses direct mailings for general product announcements, to generate sales leads and for order procurement from new customers. The strategy for attracting new customers consists of using targeted direct mail, followed by telesales calls from representatives who are recruited and trained by Facts On File News Services. World Almanac's World Almanac Education Library Services also uses direct mail to sell its products. This division of World Almanac has developed a sophisticated database that tracks customers and purchasing habits, including monetary value of an average purchase and other relevant factors, which it uses to target customers with the appropriate catalogs. Most of World Almanac Education Library Services' sales are generated from mailings of its main catalog, which is sent to existing customers, and its prospect catalog, which is mailed to prospective customers. World Almanac mailed approximately 2.3 million direct mail pieces in 2000, including 2.0 million catalogs.

American Guidance printed and mailed more than one million promotional pieces and 1.2 million catalogs in 2000, aimed at developing customer leads, spurring direct-response sales and building overall marketplace awareness of its brand and products. CompassLearning also sells its products with the aid of mailings and catalogs targeted at smaller schools and school districts. World Almanac's Funk & Wagnalls primarily markets its yearbooks to former subscribers of its previously published print format encyclopedia using direct mail.

TELEMARKETING. Telemarketing involves the use of the telephone to contact current and prospective customers as a means of generating sales. World Almanac's Gareth Stevens, Inc. and Facts On File News Services utilize this marketing technique to a significant extent, while CompassLearning, Weekly Reader and World Almanac Education Library Services use it to a lesser extent.

Gareth Stevens, Inc.'s marketing strategy consists primarily of selling products through its active and growing telemarketing program. Telemarketing representatives generate approximately 49% of all Gareth Stevens, Inc. sales by contacting existing and prospective accounts to solicit commitments to preview Gareth Stevens, Inc. titles. Through the preview process, librarians are invited to receive copies of Gareth Stevens, Inc. titles or the third-party titles it distributes. The librarians then have the opportunity to review actual copies of the selected titles at their convenience. Gareth Stevens, Inc. telemarketers follow up with these librarians over a specified time period to ensure that the product has been received and reviewed. Any titles not selected for purchase are picked up from the librarian's location, with all postage and handling expenses borne by Gareth Stevens, Inc.

CompassLearning's telemarketing group, comprised of five people, assists its direct sales force by pursuing sales leads generated at educational conferences or through other means and also promotes renewal sales of professional development and technical support services contracts. World Almanac's Facts On File News Services' strategy for attracting new customers consists of using targeted direct mail, followed by telemarketing calls from representatives who are recruited and trained by Facts On File News Services. World Almanac Education Library Services also has recently begun using telemarketing to promote its products. Weekly Reader's telemarketing efforts, conducted externally by contractors, are used to assist in the generation of renewal sales.

DIRECT SALES FORCES. American Guidance, CompassLearning and Weekly Reader's Lifetime Learning Systems, Inc. each primarily use a direct sales force to sell and market their products.

To market its testing and supplemental instructional materials, American Guidance pursues a strategy of developing strong relationships with its current and prospective customers primarily by using its sales organization, consisting of:

      -     25 field sales representatives;

      -     17 inside sales representatives; and

      -     4 managers.

These representatives work closely with schools to determine which of American Guidance's products best serve the needs of a specific school's student body. Unlike traditional telemarketing, American Guidance's telephone (inside) sales representatives develop relationships with customers and occasionally make field visits. All of American Guidance's sales representatives go through a training process with defined objectives that they must satisfy during the initial six months of their employment and each year thereafter. In addition, American Guidance enlists professionals on a per diem basis to provide instruction to educators concerning test administration, scoring and other professional training such as disciplinary methods and substance abuse and violence prevention techniques.

CompassLearning uses a three-pronged approach to sales and service that provides every customer with a sales contact, an educational consultant and a technology support person for comprehensive customer service. It maintains a direct sales force of 65 sales representatives. The sales representatives are each assigned to a sales region within the United States. Each member of the direct sales force has access to CompassLearning's database of detailed information concerning the school districts, current customers, school funding and other data for its sales territories. On the basis of this information, the sales representatives seek to establish relationships with, and brand awareness for, CompassLearning's products among existing and potential customers in their respective districts by making personal sales visits to the schools or school administrators.

Weekly Reader's Lifetime Learning Systems, Inc. has a dedicated marketing and sales team of eight people who make presentations directly to potential corporate, trade association and not-for-profit organization clients. Presentations generally consist of proposals for education materials and programs to be shipped free to teachers and schools under the client's sponsorship.

RETAIL MARKETING/WHOLESALERS. Approximately 67% of World Almanac Books' products are sold through retail bookstores or through wholesalers into mass-market locations such as supermarkets and newsstands. World Almanac Books' products are also sold to book clubs and other resellers as well as into libraries through World Almanac Education Library Services. In addition, Gareth Stevens, Inc. distributes approximately 39% of its products through its network of wholesalers to libraries.

INTERNET WEB SITES. Each of Weekly Reader, American Guidance and World Almanac have free Internet web sites, which allow customers to order their products. The Weekly Reader web site:

      - features pages specifically addressing students, teachers, and parents; and

      - offers materials in the form of puzzles, experiments and games that correlate with the content of Weekly Reader periodicals.

The American Guidance web site, launched in 1996, provides extensive company information, customer service information, order placement information and a complete description of its products. The World Almanac web site offers Internet ordering for World Almanac Education Library Services.

SHIPMENT. Our periodicals are typically shipped second-class mail directly from the location at which they were printed. TEEN NEWSWEEK, however, is delivered by truck and/or air directly to United States Postal Service bulk mail centers to speed delivery using Newsweek's distribution network. Our other print materials are typically delivered by fourth-class mail or, in some cases, by the United Parcel Service or other courier services. Since 1986, we have distributed FACTS ON FILE WORLD NEWS DIGEST through third parties which provide electronic on-line delivery of databases to libraries and have paid these distributors a royalty for each subscription. Because we have now developed our own Internet delivery format, we expect our use of these distributors to decline.

COMPETITION

WEEKLY READER. Our primary competitors in the Pre K-12 classroom periodicals market are Scholastic Inc. and Time, Inc. These publishers together with Weekly Reader constitute virtually the entire market of periodicals targeted for Pre K-12 classrooms. Scholastic Inc. publishes six editions in the elementary school market and eight editions in the middle and secondary school market. Time, Inc. publishes three editions in the elementary school market and no editions in the middle and secondary school market. Competition in the school periodicals market is based primarily on:

      -     content;

      -     prices;

      -     reputation; and

      -     customer service.

      In the elementary school periodicals market, we believe we have a competitive advantage over both our competitors with respect to:

      -     content that has close ties to school curriculum; and

      -     an extensive marketing system.

      In the secondary school periodicals market, our competitive strengths include:

      -     content that has strong educational value;

      -     content that has close ties to school curriculum; and

      -     strong database marketing capabilities.

      We require a longer lead-time to deliver news to classrooms than Time, Inc., and we charge customers prices that are generally higher than Scholastic Inc. and Time, Inc.

In skills books we compete with many large and small publishers, primarily on the basis of:

      -     subject matter expertise;

      -     breadth of offerings; and

      -     price.

      Although we have developed a strong niche in mapping books and geography books and believe we use efficient marketing techniques, our skills books line maintains a relatively small market share in the larger market for supplementary instructional materials. This market includes many widely recognized brands published by competitors with greater brand recognition, larger marketing budgets and more frequent product revision.

In sponsored supplemental educational materials, Lifetime Learning Systems, Inc. competes primarily with Scholastic Inc., as well as with other regional competitors. Competition in this market is based on editorial quality, distribution capability and cost.

      Lifetime Learning Systems, Inc.'s strengths, which we believe give us a significant competitive advantage over our smaller competitors, include:

      -     name recognition with our corporate sponsors;

      -     breadth and variety of product development offerings; and

      - broad distribution capabilities through both its own and Weekly Reader's distribution channels.

      Notwithstanding, we face competition from Scholastic Inc. which combines similar strengths with stronger corporate relationships and greater promotional capabilities. Both Scholastic Inc. and we face price competition from our smaller competitors which have, and may continue to, undercut prices on their product offerings.

      AMERICAN GUIDANCE. In the assessment area, our principal competitors are:

      -     The Psychological Corporation;

      -     The Riverside Publishing Company; and

      -     CTB/McGraw-Hill.

These companies focus mainly on norm reference achievement tests, which are administered in large groups, while individually administered assessment tests, our target market, represent a secondary product line. We believe we are well-positioned to compete successfully in both the individually administered assessment test market and the supplemental print instructional materials market based on our:

      -     reputation;

      -     content; and

      -     ability to reach the customer base.

In the individually administered assessment test market, where quality and reputation are the primary decision criteria, we have been providing market-leading materials for over 35 years.

We believe we are internationally recognized for publishing technically sound diagnostic assessments that are primarily used to identify strengths and weaknesses at the individual level. Because we believe none of our competitors has matched our depth in content, authorship and test instruction in speech/language assessments, we maintain a competitive advantage in the individually administered assessment test market.

In the supplemental print instructional materials market, we compete directly with Globe-Fearon Inc., which also targets low-performing students. Other competitors include:

      -     Steck-Vaughn Company;

      -     Scholastic Inc.;

      -     NTC/Contemporary Publishing Group, Inc.; and

      - other large and small publishers which have some products for low-performing students,

but none of these large publishers focus exclusively on low-performing students as we do.

In the supplemental print instructional materials market, we believe we are the only publisher to offer full color textbooks with complete teacher support for students reading below grade level in middle and senior high school.

COMPASSLEARNING. Within the supplemental electronic instructional materials market, we compete primarily with other providers of integrated curriculum software and, to a lesser extent, with independent software vendors and traditional print education publishers. Our primary competitors are:

      -     Pearson Education;

      -     TRO Learning Inc.;

      -     Broderbund Software, Inc.;

      -     Educational Resources;

      -     McGraw-Hill School Division;

      -     Edmark Corporation;

      -     American Education Company;

      -     Knowledge Adventure, Inc.; and

      -     Advantage Learning Systems, Inc.

Competition in the supplemental electronic instructional materials market is based primarily upon product effectiveness, design flexibility and relationships with customers. We believe we are competitive on all these factors. Our products have some competitive price disadvantages when compared to standalone offerings, and some of our competitors may have broader or deeper curriculum offerings.

WORLD ALMANAC. World Almanac Education Library Services is a niche player in the school and public library distribution business. Competitors range from full service distributors, such as Follet Library Resources and Baker & Taylor Corporation, to smaller ones such as Gumdrop Books, Inc. and Davidson Publishing, Inc. World Almanac Education Library Services competes with larger distributors by providing:

      -     more product information;

      -     better customer service; and

      -     a pre-screened selection of the season's titles.

Gareth Stevens, Inc. competes in the K-12 nonfiction and fiction-publishing segment of this market which is highly fragmented with many competitors ranging from small publishers focused exclusively on the library market to large publishers which also sell into the trade market. Competition in the electronic reference materials category is somewhat more concentrated. Some of the larger competitors in this category include:

      -     The Gale Group, Inc.;

      -     EBSCO Industries, Inc.;

      - Online Computer Library Center, Incorporated, a not-for-profit organization; and

      -     UMI Company.

Products sold to school and public libraries tend to be less price sensitive than in a consumer market. The WORLD ALMANAC AND BOOK OF FACTS competes primarily with the two other almanacs currently available:

      -     THE TIME/INFORMATION PLEASE ALMANAC; and

      -     THE NEW YORK TIMES ALMANAC.

We believe that our almanac has a market share greater than 70%. Competition in all of these segments is primarily based on reputation and brand names of products, the length of time products have been on the market and the uniqueness of a product. We believe we have a competitive advantage with all these factors. Our competitors, however, have larger publishing organizations, and therefore are able to generate greater potential economies of scale than we can. Our larger competitors, which offer broader product lines, also provide more comprehensive shopping opportunities to library customers than we do with our narrower product focus.

PRODUCTION, FULFILLMENT AND CUSTOMER SERVICE

All of our print products are printed and bound by third parties with whom we have contracts. We believe that outside printing and binding services at competitive prices are available, and we currently use a different printer for each product line. Most of our pre-press production, typesetting, layout and design functions are conducted in-house, with the exception of American Guidance where some pre-press and product assembly is conducted by third-party vendors. Our non-print products, such as Lifetime Learning Systems, Inc.'s videos and CompassLearning's CD-ROMs, are produced internally and, if necessary, replicated by third parties. Some of World Almanac's divisions rely on internal production capabilities while others utilize third-party manufacturers.

The principal raw materials utilized in our products are paper and ink. Paper is purchased by Weekly Reader and several of World Almanac's divisions from suppliers directly based on pricing and, to a lesser extent, availability, while American Guidance purchases finished goods including paper components from the printers of its publications. Ink utilized by our publications is provided by the respective printers of our publications and included in the cost of print production. Both paper and ink are commodity products which are affected by demand, capacity and economic conditions. We believe that adequate sources of supply are, and will continue to be, available to fulfill our requirements.

Order processing, customer service, cash application, collection functions and fulfillment are typically performed at separate locations for each of our operating subsidiaries, including at:

      -     Delran, New Jersey for Weekly Reader;

      -     Circle Pines, Minnesota for American Guidance;

      - Phoenix, Arizona, Springfield, Illinois and San Diego, California for CompassLearning; and

      - Mahwah, New Jersey, Milwaukee, Wisconsin, New York, New York and Cleveland, Ohio for World Almanac.

However, fulfillment and customer service for some of World Almanac's products are conducted by third parties. In 1998, a new and improved fulfillment system was installed for Weekly Reader in Delran, New Jersey at a cost of $1.5 million. This system is client server based, reducing maintenance and operating costs, and provides electronic access to customer information, including past purchases, as well as automated cash application and improved collection processes.

INTELLECTUAL PROPERTY

WEEKLY READER. Each printed periodical or skills book is copyrighted by Weekly Reader, including any materials written by freelance or third-party contract writers. Photographs or artwork used in our products are typically used pursuant to one-time licenses which grant us the right to use the photograph or artwork in the particular product and within the United States only. Some material from third parties is reprinted with permission for one-time use. Ownership of the intellectual property rights in the materials produced by Lifetime Learning Systems, Inc. are negotiated on a case-by-case basis with each sponsor.

AMERICAN GUIDANCE. Our tests, the accompanying score sheets and test record forms, and supplemental instructional materials all have registered copyrights. Some material from third parties is reprinted with permission for one-time use. In addition, some products use registered trademarks.

COMPASSLEARNING. CompassLearning's computer software products are copyrighted by CompassLearning. In addition, we periodically obtain permission to use excerpts of third-party materials on an ongoing basis in some of our products or obtain a license from these parties to act as a distributor of their products. Furthermore, in connection with WRC Media's acquisition of CompassLearning, it was granted an exclusive license to use trademarks owned by Jostens, Inc., the former parent company of CompassLearning, including "Jostens Learning" and "Jostens Learning Corporation." Under the license agreement, our right to use these trademarks expired on December 31, 2000. In connection with the acquisition of CompassLearning and in anticipation of the expiration of these trademarks, we changed the name of JLC Learning Corporation, which did business as "Jostens Learning Corporation," to CompassLearning on January 20, 2000. We do not believe that the loss of these trademarks or the change of name will have a material adverse effect on our business.

WORLD ALMANAC. World Almanac has registered copyrights for THE WORLD ALMANAC AND BOOK OF FACTS, THE WORLD ALMANAC FOR KIDS, all Facts On File News Services products other than EDITORIALS ON FILE which consists of editorials reprinted with permission, all Gareth Stevens, Inc. books which are written in-house or with outside work-for-hire authors, the FUNK & WAGNALLS ENCYCLOPEDIA database and the World Almanac Education Library Services catalogs. World Almanac is typically a licensee of the content of the remainder of its products, other than products it solely distributes, in which it has no intellectual property rights. With respect to all other products, World Almanac is the distributor only with no rights with respect to the content of the products.

OTHER. From 1991 until November 1999, Weekly Reader and World Almanac were owned by PRIMEDIA. Subsequent to its acquisition in 1998 and through November 1999, American Guidance was owned by PRIMEDIA. Under the recapitalization agreement with PRIMEDIA described in Note 1 to the Consolidated Financial Statements, we must cease any use of PRIMEDIA's name in connection with any of our operations. As a result, we changed the name of PRIMEDIA Reference Inc. to World Almanac Education Group, Inc. on December 23, 1999 which we refer to as "World Almanac" throughout this annual report. Similarly, prior to July 1999, CompassLearning was owned by Jostens, Inc. Under the trademark license agreement dated June 2, 1999 with Jostens, Inc., we must cease any use of the name "Jostens" among other trademarks, in connection with our operations by December 31, 2000. As a result, we changed the name of JLC Learning Corporation, which did business as "Jostens Learning Corporation," to CompassLearning, Inc. as of January 24, 2000, which we refer to as "CompassLearning" throughout this annual report. We do not believe that the change of the name under which World Almanac or CompassLearning conduct business, or any other effect of ceasing to use PRIMEDIA's or Josten's name in connection with our business, will have a material adverse affect on our business.

ENVIRONMENTAL MATTERS

We are subject to environmental laws and regulations relating to the protection of the environment, including those that regulate the generation and disposal of hazardous materials and worker health and safety. We believe that we currently conduct our operations in substantial compliance with applicable environmental laws and regulations. Based on our experience to date, the nature of our operations and our environmental indemnity from PRIMEDIA, we believe that the future cost of compliance with existing environmental laws and regulations and liability for known environmental claims will not have a material adverse effect on our financial condition or results of operations.

EMPLOYEES

We have a total of approximately 1,000 employees. None of our employees are represented by any union or other labor organization, and we have had no recent strikes or work stoppages and believe our relations with our employees are good.

PART I.

ITEM 2. PROPERTIES

The Company maintains its headquarters in the metropolitan New York area, where it leases approximately 35,000 square feet of space for executive offices and certain of its operating divisions. The Company also leases an aggregate of approximately 519,125 square feet of office, warehouse and mixed use space in New York, Connecticut, Kentucky, California, Arizona, Illinois, Minnesota, Georgia, West Virginia, Florida, New Jersey, Ohio and Wisconsin. In addition, the Company owns 10,000 square feet of office space in Minnesota.

The Company considers its properties adequate for its current needs. No difficulties are anticipated in negotiating lease renewals as leases expire or in finding other satisfactory space, if current premises become unavailable. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information on the Company's obligations under its leases.

PART I.

ITEM 3. LEGAL PROCEEDINGS

In 1997, the Rio Grande City CISD commenced an action, now pending in the United States District Court in the Southern District of Texas against "Jostens Learning Corp." and others, seeking $3 million in actual damages plus punitive damages for alleged breaches of contract, fraud and other causes of action arising from alleged defects in hardware and/or software supplied to plaintiff by the Company's predecessor. The Company intends to continue to vigorously defend this action and believes that it has meritorious defenses. The Company has sought indemnity from its liability insurance carrier for any damages it might sustain in excess of applicable deductibles. The Company intends to seek contribution and/or indemnity from one or more co-defendants.

Various other claims and lawsuits arising out of the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

PART I.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year covered by this report, no matter was submitted to the vote of security holders, through the solicitation of proxy or otherwise.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S SENIOR SUBORDINATED NOTES

The Company's 12.75% Senior Subordinated Notes are traded on the
Over-the-Counter Market under the symbol WRCMED.

PART II.

ITEM 6. SELECTED HISTORICAL FINANCIAL INFORMATION WRC MEDIA AND ITS SUBSIDIARIES

The following table presents selected historical financial information for WRC Media and its subsidiaries from the date of inception (May 14, 1999) to December 31, 1999 and selected historical financial information for WRC Media and its subsidiaries for the year ended December 31, 2000. The selected historical financial information presented in the table below is based on the audited historical financial statements of WRC Media and its subsidiaries for the period May 14, 1999 through December 31, 1999 and the audited historical financial statements of WRC Media and its subsidiaries for the year ended December 31, 2000, which are included elsewhere in this annual report. The selected historical financial information does not purport to indicate results of operations as of any future date or for any future period. This information should be read in conjunction with

"Management's Discussion and Analysis of
Financial Conditions and Results of Operations--Results of Operations--WRC Media and its Subsidiaries," and the financial statements of WRC Media and its subsidiaries and the notes to them, included elsewhere in this annual report.

-----------------------------------------------------------------------------------------------
                                                          Period from
                                                         May 14, 1999 -     For the year ended
                                                       December 31, 1999     December 31, 2000
-----------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
TOTAL REVENUES                                            $  50,570             $ 218,847
COST OF GOODS SOLD                                           16,102                68,512
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                    26,795               102,868
OTHER OPERATING COSTS:
  GOODWILL AND INTANGIBLE
   AMORTIZATION AND DEPRECIATION (a)                          7,233                77,547
  WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT(b)         9,000                    --
(LOSS) FROM OPERATIONS                                       (7,570)              (26,331)
INTEREST EXPENSE, NET                                         7,902                34,045
NET LOSS                                                    (19,331)              (62,015)
BALANCE SHEET DATA:
    (END OF YEAR)
 WORKING CAPITAL                                             (9,990)              (27,830)
 TOTAL ASSETS                                               572,229               504,464
 TOTAL DEBT                                                 276,556               273,957
 TOTAL STOCKHOLDERS' EQUITY                                 105,283                30,248
OTHER DATA:
CAPITAL EXPENDITURES, including pre-publication costs           700                 8,836
RATIO OF EARNINGS TO FIXED CHARGES (c)                           --                    --
EBITDA (d)                                                    9,396                50,892
-----------------------------------------------------------------------------------------------

(a) Includes depreciation of fixed assets, amortization of capitalized software, prepublication costs, goodwill, other intangibles and deferred financing costs.

(b) WRC Media and its subsidiaries wrote off purchased in-process research and development on July 14, 1999 after its purchase of CompassLearning.

(c) Ratio of earnings to fixed charges is calculated as earnings, which is defined as income (loss) before income tax provision (benefit) plus fixed charges, divided by fixed charges. Fixed charges are defined as interest expended and capitalized, amortized premiums, discounts and capitalized expenses related to indebtedness and estimated interest included in rental expense. Earnings were insufficient to cover fixed charges by $15,995 for the period May 14, 1999 through December 31, 1999 and $61,380 for the year ended December 31, 2000.

(d) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA excludes $52 of non-recurring sales related to a discontinued contract for the period from May 14, 1999 to December 31, 1999 and excludes $445 of general and administrative expense related to non-recurring transition bonuses for the period from May 14, 1999 to December 31, 1999, excludes a $3,336 write-off of deferred financing fees through an extaordinary charge as CompassLearning refinanced its debt and excludes a $171 management fee charged by a shareholder. EBITDA excludes $440 of non-cash, non-recurring charges related to changing CompassLearning's name from its predecessor's name for the year ended December 31, 2000. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate WRC Media and its subsidiaries ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this annual report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
                                  WEEKLY READER

The following table presents selected historical consolidated financial information for Weekly Reader and its subsidiaries for each of the five fiscal years in the period ended December 31, 2000. The financial statements of Weekly Reader included in this annual report, including the selected historical consolidated financial information presented below, include a retroactive adjustment to reflect the contribution of 100% of the capital stock of American Guidance and World Almanac by PRIMEDIA to Weekly Reader in 1999 using the historical carrying value of the stock. The selected historical consolidated financial information presented below is based on the audited historical consolidated financial statements of Weekly Reader for the fiscal years ended December 31, 1996, and December 31, 1997, respectively, which are not included in this annual report, as well as the audited historical consolidated financial statements of Weekly Reader for the fiscal years ended December 31, 1998, 1999 and 2000 which are included elsewhere in this annual report. The selected historical consolidated financial statements do not indicate results of operations as of any future date or for any future period. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Weekly Reader" and the financial statements and related notes to them included elsewhere in this report.

For the years ended December 31, (a)
----------------------------------------------------------------------------------------------------------------------------
                                                  1996              1997              1998             1999          2000
----------------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
TOTAL REVENUES (b)                              $  89,733         $  92,904         $ 118,236        $ 148,287     $ 154,819
COST OF GOODS SOLD (c)                             25,503            23,825            30,646           40,211        41,326
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES (d,e)                    47,118            47,560            59,971           69,692        69,274
OTHER OPERATING COSTS:
  GOODWILL AND INTANGIBLE
   AMORTIZATION AND DEPRECIATION                   13,168            11,428            12,212           15,345        13,987
INCOME FROM OPERATIONS                              3,944            10,091            15,407           23,039        30,236
INTERCOMPANY INTEREST EXPENSE                       5,851             6,968             9,232           10,133            --
INTEREST EXPENSE, NET                                  --                --                --            4,504        34,293
NET INCOME (LOSS)                                  (1,755)           (1,767)            1,865            3,189        (4,418)
BALANCE SHEET DATA:
    (END OF YEAR)
    WORKING CAPITAL                               (10,552)           (5,008)           (1,766)             218        (2,525)
    TOTAL ASSETS                                  107,573           108,138           237,276          236,341       220,973
    TOTAL DEBT                                         --                --                --          276,556       273,957
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           68,906            73,071           167,392         (191,375)     (208,605)
OTHER DATA:
CAPITAL EXPENDITURES (INCLUDING PREPUBLICATION
  COSTS)                                              782               387             4,299            5,870         7,251
RATIO OF EARNINGS TO FIXED CHARGES (f)                 --             1.52x             1.62x            1.52x            --
EBITDA (g)                                         17,119            23,064            27,435           38,860        44,709
----------------------------------------------------------------------------------------------------------------------------

(a) The financial statements include the operations of American Guidance from July 1, 1998, the effective date of PRIMEDIA's acquisition of all of the capital stock of American Guidance. The financial statements of Weekly Reader included in this annual report, including the selected historical consolidated financial information presented in the table above, include a retroactive adjustment to reflect the contribution of 100% of the capital stock of American Guidance and World Almanac by PRIMEDIA to Weekly Reader using the historical carrying value of the stock, which occurred prior to the recapitalization of Weekly Reader on November 17, 1999.

(b) Total revenues includes sales of Facts On File News Services, Gareth Stevens, Inc. and American Guidance following Facts On File News Services' acquisition in March 1996, Gareth Stevens, Inc.'s acquisition in February 1997 and American Guidance's acquisition in July 1998. For the year ended December 31, 1999, $440 of sales was recorded to account for non-recurring income related to a discontinued contract.

(c) For the year ended December 31, 1999, $886 of cost of goods sold were recorded to account for a non-recurring charge to inventory.

(d) For the year ended December 31, 1999, $600 of general and administrative expenses were recorded to account for non-recurring litigation.

(e) Includes, through November 17, 1999, cost for: (1) amounts allocated as corporate overhead to Weekly Reader by PRIMEDIA for services and administrative functions shared with PRIMEDIA and its other operating companies, such as, executive management costs, salaries and fringe benefits for legal, financial, information technology and human resources personnel, information technology expenses, real estate expenses and third party costs; and (2) direct group overhead costs such as the salaries, fringe benefits and expenses for PRIMEDIA staff directly involved in Weekly Reader's operations.

(f) Ratio of earnings to fixed charges is calculated as earnings, which is defined as income (loss) before income tax provision (benefit) plus fixed charges, divided by fixed charges. Fixed charges are defined as interest expensed and capitalized, amortized premiums, discounts and capitalized expenses related to indebtedness and estimated interest included in rental expense. Earnings were insufficient to cover fixed charges by $2,863 in 1996 and by $3,826 in 2000.

(g) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA for the year ended December 31, 1999 excludes $440 of non-recurring sales related to a discontinued contract, $886 of cost of goods sold related to a non-recurring charge to inventory and $600 of general and administrative expenses related to non-recurring litigation. EBITDA for the year ended December 31, 2000 includes a reduction of expenses of $250 resulting from a reversal of accrued expenses originally accrued on the books of WRC Media in 1999. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this prospectus is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

                    SELECTED HISTORICAL FINANCIAL INFORMATION
                                 COMPASSLEARNING

The following table presents selected historical financial information for CompassLearning on a predecessor basis for the fiscal years ended December 31, 1996, 1997 and 1998, the period from January 1, 1999 through July 13, 1999, and on a successor basis for the period July 14, 1999 through December 31, 1999 and the year ended December 31, 2000. The selected historical financial information presented in the table below is based on the audited historical financial statements of CompassLearning for the fiscal years ended December 31, 1996 and 1997 which are not included in this annual report, as well as the audited historical financial statements of CompassLearning for the fiscal year ended December 31, 1998, the periods from January 1, 1999 through July 13, 1999 and from July 14, 1999 through December 31, 1999 and the fiscal year ended December 31, 2000, which are included elsewhere in this annual report. The selected historical financial information does not purport to indicate results of operations as of any future date or for any future period. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Results of Operations--CompassLearning," and the financial statements of CompassLearning and the notes to them, included elsewhere in this annual report.


For the years ended December 31,
                                                      Predecessor
                                         -----------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                                                  Period from      Period from
                                                                                   January 1-       July 14 -
                                           1996           1997          1998      July 13,1999    December 31, 1999    2000
----------------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
TOTAL REVENUES (a)                    $  86,732      $  71,812     $  68,898       $  37,140       $  35,672       $  64,028
COST OF GOODS SOLD (a,b)                 50,161         59,384        29,400          16,491          15,553          27,186
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES (c)            51,015         56,042        42,773          18,847          16,839          34,394
OTHER OPERATING COSTS:
  GOODWILL AND INTANGIBLE
   AMORTIZATION AND DEPRECIATION (d)     15,746         33,733         4,025           1,713          14,135          11,304
INCOME (LOSS) FROM OPERATIONS           (17,689)       (49,063)       (3,520)          1,671          (9,734)         (6,137)
INTERCOMPANY INTEREST EXPENSE                --             --            --              --              --              --
INTEREST EXPENSE, NET                     4,590          5,013         4,286           2,854           5,654          34,430
NET LOSS                                (22,279)       (56,204)       (7,773)           (778)        (15,372)        (40,532)
BALANCE SHEET DATA:
    (END OF YEAR)
 WORKING CAPITAL                          5,749        (11,311)      (14,943)        (10,777)        (13,441)        (18,603)
 TOTAL ASSETS                            95,063         41,816        31,753          27,695          78,504          62,834
 TOTAL DEBT                              16,020         25,500        28,989          31,642         276,556         273,957
 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)    23,138        (33,066)      (40,525)        (41,619)       (234,638)       (245,444)
OTHER DATA:
CAPITAL EXPENDITURES                        901          1,136           536             142             374           1,585
RATIO OF EARNINGS TO FIXED CHARGES (e)       --             --            --              --              --              --
EBITDA (f,g)                             (1,943)       (17,458)          538           3,789           4,417           6,183
------------------------------------------------------------------------------------------------------------------------------------

(a) For the periods from January 1, 1999 - July 13, 1999, July 14, 1999 - December 31, 1999 and the year ended December 31, 2000, certain amounts have been reclassified in accordance with EITF 99-19, "Reporting Revenue as Principal versus Net as an Agent". As a result, the financial statements of CompassLearning, Inc. have recorded all sales involving hardware components on the gross method for all periods ended in 1999 and 2000. CompassLearning could not restate its 1998 hardware revenue because of a lack of sufficient information. In 1999, the Company converted its financial systems to a new enterprise softwarebased system, which did not migrate the necessary hardware revenue information to properly restate 1998. This accounting change had no effect on gross profit in 1999 and 2000

(b) During the year ended December 31, 1997 CompassLearning accelerated the amortization charge on capitalized software development costs by $17,269, to reflect the net realizable value of capitalized software development cost on hand. Subsequent to January 1, 1998, all software development costs have been expensed as incurred as none of these costs have been considered eligible for capitalization.

(c) For the period from July 14 to December 31, 1999, $445 of general and administrative expenses were recorded to account for non-recurring transition bonuses and is included in EBITDA.

(d) Various depreciation and amortization charges are reflected in other cost line items.

(e) Ratio of earnings to fixed charges is calculated as earnings, which is defined as income (loss) before income tax provision (benefit) plus fixed charges, divided by fixed charges. Fixed charges are defined as interest expensed and capitalized, amortized premiums, discounts and capitalized expenses related to indebtedness and estimated interest included in rental expense. Earnings were insufficient to cover fixed charges by $22,279, $56,204, $7,773, $778, ($15,372) and $40,532 for the years ended December
      31, 1996, 1997 and 1998; the period from January 1, 1999 through July 13, 1999, the period from July 14, 1999 through December 31, 1999 and the year ended December 31, 2000.

(f) In 1998, CompassLearning adopted a formal action plan for restructuring its operations. The charge to earnings was $3,012, is considered non-recurring and is included in EBITDA. The restructuring included a realignment of sale and service functions, on-line training initiatives and headcount reductions. For more details on CompassLearning's restructuring efforts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview--CompassLearning Restructuring."

(g) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA includes $2,157 of other expense related to the sale of investment for the year ended December 31, 1997 and $3,012 of restructuring expenses for the year ended December 31, 1998. EBITDA excludes $445 of general and administrative expenses related to transition bonuses for the period from July 14 to December 31, 1999 and $396 of other income related to the sale of investment for the period from January 1 to July 13, 1999. For the year ended December 31, 2000, EBITDA excludes $431 of expenses related to changing the name of the company, and includes a reduction in expenses of $550 related to the reversal of accrued expenses originally recorded on the books of WRC Media Inc. in 1999. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate CompassLearning's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.


PART II.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition as of December 31, 2000 of WRC Media Inc. ("WRC Media") and its subsidiaries and their results of operations for the years ended December 31, 1999 and December 31, 2000. You should read the following discussion in conjunction with the financial statements of WRC Media, Weekly Reader Corporation ("Weekly Reader") and CompassLearning, Inc. ("CompassLearning," formerly JLC Learning Corporation) included elsewhere in this annual report. Unless the context otherwise requires, references to "Weekly Reader" herein are to Weekly Reader and its subsidiaries, including American Guidance Service, Inc. ("American Guidance") and World Almanac Education Group, Inc. ("World Almanac"). Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries and their predecessor companies after giving effect to the transactions related to the acquisition of CompassLearning and recapitalization of Weekly Reader effectuated on July 14, 1999 and November 17, 1999, respectively (the "Acquisition and Recapitalization"). This discussion and analysis contains forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

OVERVIEW

We are a leading publisher of supplemental education materials for the Pre K-12 education market. Our portfolio of products includes a broad range of both print and electronic supplemental instructional materials, testing and assessment products and library materials, several of which have been published for over 40 years.

      Our revenues consist primarily of:

      -     subscription revenues for our periodicals;

      - revenues from sales of printed products including nonfiction and fiction books, workbooks, worktexts, reference materials and test preparation materials;

      -     computer courseware and hardware;

      -     professional development services; and

      -     technical support services.

      Our operations are conducted primarily through the following four operating subsidiaries:

      -     Weekly Reader;

      -     American Guidance;

      -     World Almanac; and

      -     CompassLearning.

      On July 14, 1999, WRC Media acquired 100% of the capital stock of CompassLearning through a wholly owned subsidiary. On August 13, 1999, WRC Media entered into the recapitalization agreement providing for the recapitalization of PRIMEDIA's Supplemental Education Group. In connection with the recapitalization, PRIMEDIA contributed 100% of the outstanding capital stock of American Guidance and World Almanac to Weekly Reader, prior to WRC Media's acquisition of 94.9% of the outstanding common stock of Weekly Reader, with the remaining 5.1% being retained by PRIMEDIA.

The financial statements for Weekly Reader included in this annual report and used as a basis for the financial presentation and discussion of Weekly Reader's results of operations below include a retroactive adjustment on Weekly Reader's financial statements reflecting the contribution of 100% of the capital stock of American Guidance and World Almanac by PRIMEDIA to Weekly Reader using the historical carrying value of the stock. These financial statements include the operations of American Guidance since PRIMEDIA acquired all of its capital stock, which was effective on July 1, 1998. Upon acquisition by PRIMEDIA, the fiscal year of American Guidance was changed to end on December 31 each year.

REVENUES.

For the year ended December 31, 2000, WRC Media and its subsidiaries had net revenue of $218.8 million. On an separate company basis, for the year ended December 31, 2000, Weekly Reader (excluding American Guidance and World Almanac) had net revenue of $45.7 million, American Guidance had net revenue of $54.0 million, World Almanac had net revenue of $55.1 million and CompassLearning had net revenue of $64.0 million.

WEEKLY READER. Weekly Reader's revenues are derived from its own operations, including those of its subsidiary Lifetime Learning Systems, Inc., as well as from the operations of American Guidance and World Almanac. Weekly Reader, not including American Guidance or World Almanac, derives revenues from three primary sources:

      -     periodicals;

      -     skills books; and

      - sponsored instructional materials published by Lifetime Learning Systems, Inc.

      Weekly Reader's periodicals are sold as subscriptions, the great majority of which are for periods of twelve months or less, with a significant amount of each year's revenues coming from subscription renewals. Lifetime Learning Systems, Inc.'s sponsored supplemental educational materials are paid for by corporate, trade association or not-for-profit sponsors and are distributed for free primarily to K-12 students.

      American Guidance derives revenues from two product lines:

      -     testing and assessment products; and

      -     supplemental instructional materials.

Testing and assessment products are typically sold in kits containing the test, test record forms, easels used to administer the test, scoring sheets and a manual describing the proper use of the test. Each test uses a different test record form, which typically come in packages of 25 and must be purchased from American Guidance for as long as the school uses the test. Some tests are used for over 15 years. Approximately 37% of American Guidance's revenues from testing and assessment products for the years ended December 31, 2000 and 1999, were from replenishment sales for these test record forms. American Guidance's supplemental instructional materials consist of curriculum-based instructional materials and are sold primarily to middle and secondary schools.

World Almanac derives revenues primarily from the sale of its reference and informational materials, including:

      -     printed products and electronic databases;

      -     nonfiction and fiction books; and

      -     the distribution of third-party products targeted for K-12 students.

      Weekly Reader's subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription, whereas sales of its other products, including sponsored instructional materials, skills books, tests and other supplemental instructional materials, are recognized as revenue upon shipment, generally net of an allowance for returns.

      COMPASSLEARNING. CompassLearning's revenues are derived from its:

      -     software products;

      -     professional development services;

      -     technical support services; and

      -     hardware sales.

Professional development services generally consist of a specific number of days of training. Technical support service contracts are typically for one-year periods and are provided at varying levels, from telephone help-line services to priority systems engineer dispatching. CompassLearning's electronic courseware customers purchase, on average, six days of professional development services and a one-year technical support contract for help-line and systems engineer services in connection with their software purchases. These service contracts are frequently renewed following the expiration of the initial service period, with approximately 20% of professional development services revenue and approximately 40% of technical support services revenue for the year ended December 31, 2000 coming from renewal sales. CompassLearning's services revenues, particularly those attributable to renewals of existing services contracts, have been decreasing recently as a result of:

      - the improved quality of our software products, which require less technical support;

      - more customers supplying their own training and support services through in-house expertise; and

      - the allocation by customers of a greater amount of limited resources to upgrade their hardware and software systems for Year 2000 compliance.

Professional development services revenue is recognized as the services are performed and technical support services revenue is recognized ratably over the related contract.

CompassLearning's hardware business revenues are generally derived from reselling hardware to customers who request that CompassLearning provide a package of software and hardware. Currently, CompassLearning is a reseller for Apple, IBM, Compaq and Dell computers in order to accommodate requests by customers for complete hardware and software solutions. Revenues from sales of hardware are typically recognized upon shipment.

OPERATING COSTS AND EXPENSES.

WEEKLY READER. For Weekly Reader, operating costs and expenses are comprised primarily of:

      -     cost of goods sold;

      -     marketing and selling;

      -     distribution;

      -     circulation and fulfillment;

      -     editorial;

      -     general and administrative expenses;

      -     corporate and group overhead costs; and

      -     depreciation and amortization.

      Weekly Reader's cost of goods sold for its products consist primarily of paper, printing and binding costs. Marketing and selling expenses are typically for direct mail costs including:

      -     postage;

      -     paper;

      -     printing;

      -     advertising;

      -     mailing list rental fees;

      -     telemarketing costs; and

      -     the costs of sales employees.

      Distribution, circulation and fulfillment expenses are typically for postage, third-party fulfillment, warehousing and shipping. Weekly Reader's editorial costs consist of expenses incurred for its staff of writers as well as third-party contractors, such as freelance writers. General and administrative expenses consist primarily of:

- salaries and fringe benefits for executives as well as for finance, information technology and human resources employees;

      -     information technology expenses, other than salaries; and

      -     real estate expenses.

      Corporate and group overhead costs prior to November 17, 1999, include costs for:

      - through November 17, 1999, amounts allocated as corporate overhead by PRIMEDIA for services and administrative functions shared with PRIMEDIA and its other operating companies, including, but not limited to:

      -     executive management costs;

      - salaries and fringe benefits for legal, financial, information technology and human resources personnel;

      -     information technology expenses;

      -     real estate expenses;

      -     third-party costs; and

      - direct group overhead, such as salaries, fringe benefits and other expenses for PRIMEDIA staff directly involved in operating Weekly Reader.

      Corporate overhead expense subsequent to November 17, 1999 include costs for:

      - amounts allocated as corporate overhead by WRC Media for services and administrative functions shared with WRC Media its other operating companies, including, but not limited to:

      -     executive management costs;

      - salaries and fringe benefits for legal, financial, information technology and human resources personnel;

      -     information technology expenses;

      -     real estate expenses; and

      -     third-party costs.

      COMPASSLEARNING. CompassLearning's operating costs and expenses consist primarily of:

      -     cost of products sold;

      -     sales and marketing;

      -     research and development; and

      -     general and administrative expenses.

      Sales and marketing expenses are the largest component of operating costs and expenses and consist primarily of direct sales force expenses as well as expenses for promotional activities.

      Cost of products sold consist primarily of:

      - production and packaging costs, royalty expenses and amortization of purchased software and capitalized software development costs for software products;

      - salaries and related costs of employees providing professional development services and technical support services for CompassLearning's services business; and

      - the cost to CompassLearning to purchase the hardware for resale, as well as the internal cost to support this line of business, for its hardware business.

      Research and development costs consist primarily of salaries and related costs of employees, as well as temporary staff hired as needed, and are typically expensed as incurred. Since January 1, 1998, all new software development costs have been expensed as incurred as none of these costs have been considered eligible for capitalization.

Results of Operations for the year ended December 31, 2000 -- WRC Media Inc. and Subsidiaries

The results of operations of WRC Media and its subsidiaries encompass the operations of CompassLearning and Weekly Reader and its subsidiaries, including American Guidance and World Almanac. The results of operations of WRC Media and its subsidiaries should be read together with the separate discussions of the results of operations of Weekly Reader and CompassLearning.

As WRC Media was founded on May 14, 1999, for purposes of the financial presentation and discussion of WRC Media's results of operations included here, we are comparing: (1) the 1999 historical income statements on a combined basis of CompassLearning for the period of January 1, 1999 through July 13, 1999, after which time its operations are included with WRC Media; Weekly Reader for the period of January 1, 1999 through November 17, 1999, after which time its operations are included with WRC Media; and WRC Media presented from inception through December 31, 1999 to (2) the 2000 historical income statements for the year ended December 31, 2000 of WRC Media and its subsidiaries.

WRC Media analyzes its revenues, expenses and operating results on a percentage of sales basis. The following table sets forth, for the periods indicated, combined statements of operations data explained above, expressed in millions of dollars and as a percentage of net sales.

Results of Operations for the year ended December 31, 2000 -- CompassLearning, Inc.

                                                                                   Twelve Months Ended December 31
                                                                            1999                            2000
                                                                   ---------------------------     -------------------------
                                                                   Amount       % of Net Sales      Amount    % of Net Sales
                                                                   --------     --------------     --------   --------------
                                                                                          (Dollars in millions)
Sales, net                                                         $  214.1           100.0%       $  218.8          100.0%
Cost of goods sold                                                     65.3            30.5%           68.5           31.3%
                                                                   --------        --------        --------       --------
Gross profit                                                          148.8            69.5%          150.3           68.7%
                                                                   --------        --------        --------       --------
Operating costs and expenses:
       Sales and marketing                                             45.8            21.4%           49.2           22.5%
       Research and development                                         7.7             3.6%            5.0            2.3%
       Distribution, circulation and fulfillment                       13.2             6.2%           13.0            5.9%
       Editorial                                                       10.0             4.7%           10.5            4.8%
       General and administrative                                      29.6            13.8%           25.2           11.5%
       Write-off of in process research and development costs(a)
                                                                        9.0             4.2%             --             --
       Depreciation and amortization                                   20.2             9.4%           73.8           33.7%
                                                                   --------        --------        --------       --------
       Total operating costs and expenses                             135.5            63.3%          176.7           80.7%
                                                                   --------        --------        --------       --------
Income (loss) from operations                                          13.3             6.2%          (26.4)         (12.0%)
Interest expense, including amortization
of deferred financing costs                                           (21.6)          (10.1%)         (35.3)         (16.1%)
Other, net                                                             (0.2)           (0.1%)           0.3            0.1%
                                                                   --------        --------        --------       --------
Loss before income tax expense and extraordinary item                  (8.5)           (4.0%)         (61.4)         (28.0%)
Income tax provision                                                   (4.5)           (2.1%)          (0.6)          (0.3%)
                                                                   --------        --------        --------       --------
Loss before extraordinary item                                        (13.0)           (6.1%)         (62.0)         (28.3%)

Extraordinary item (b)                                                 (3.3)           (1.5%)            --             --
                                                                   --------        --------        --------       --------
Net loss                                                           $  (16.3)           (7.6%)      $  (62.0)         (28.3%)
                                                                   ========        ========        ========       ========
EBITDA(c)                                                          $   46.3            21.6%       $   50.9           23.3%
                                                                   ========        ========        ========       ========

(a) Immediately following the acquisition in July, 1999, CompassLearning recognized a $9.0 million charge related to the write-off of purchased in-process research and development cost acquired in connection with the acquisition.

(b) On November 17, 1999, CompassLearning wrote-off deferred financing fees through an extraordinary charge as it refinanced all of its debt.

(c) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA for the year ended December 31, 2000 excludes $.4 of non-recurring expenses related to changing CompassLearning's name from its predecessor's name. EBITDA for the year ended December 31, 1999 excludes $.4 of non-recurring sales related to a discontinued contract, $.9 of cost of goods sold related to a non-recurring charge to inventory, $.6 of expenses related to non-recurring litigation, $.4 of expenses related to non-recurring transition bonuses, $.4 of other income related to the sale of investments and $.2 in management fees paid to a shareholder. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Sales, net. For the year ended December 31, 2000, net sales increased $4.7 million, or 2.2%, to $218.8 million from $214.1 million in 1999. This increase was primarily due to an increase in sales at Weekly Reader of $6.5 million, or 4.4%, to $154.8 million for the year ended December 31, 2000 from $148.3 million in 1999 offset by a decrease in sales at CompassLearning of $1.8 million, or 2.7%, to $64.0 million for the year ended December 31, 2000 from $65.8 million in 1999. The increase in sales at Weekly Reader was due to
(1) an increase in sales at American Guidance Service of $4.4 million, or 8.7%, to $54.0 million for the year ended December 31, 2000 from $49.6 million for the year ended December 31,1999 as a result of $2.3 million increase in curriculum sales and $2.1 million increase in sales of assessment products primarily driven by the release of our revised GFTA assessment (Goldman-Fristoe Test of Articulation); (2) an increase in sales at World Almanac of $2.2 million, or 4.2% to $55.1 million for the year ended December 31, 2000 from $52.9 million for the year ended December 31, 1999 as a result of higher telemarketing and website sales at World Almanac's Library Services and higher wholesale and press run sales at Gareth Stevens, Inc. partially offset by decreases at Funk & Wagnall's and World Almanac. The decrease at Funk & Wagnall's is driven by lower sales of Funk & Wagnall's Yearbook. The decrease at World Almanac is primarily due to lower sales of The World Almanac and Book of Facts. Weekly Reader's sales, not including World Almanac and American Guidance, of $45.7 million for the year ended December 31, 2000 were flat compared to the year ended December 31, 1999, primarily attributable to higher Skills Books revenue, $1.0 million; higher shipments in Lifetime Learning Systems, $0.7 million; offset by lower Licensing revenue, $0.7 million; unfavorable Periodical revenue, $0.7 million; and the discontinuation of Summer Weekly Reader, $0.3 million.

The decrease in sales at CompassLearning was due to (1) a decrease in software revenue of $0.3 million, or 0.7%, to $32.5 million for the year ended December 31, 2000, from $32.8 million in 1999 primarily as a result of slightly lower sales volume, (2) a decrease in service revenue of $4.3 million, or 14.4%, to $25.3 million for the year ended December 31, 2000, from $29.6 million in 1999 primarily as a result of lower service contract renewal sales partially offset by (3) an increase in hardware revenue of $2.8 million, or 80.1%, to $6.2 million for the year ended December 31, 2000, from $3.4 million in 1999 primarily resulting from the implementation of Emerging Issues Task Force #99-19, Reporting Revenue as Principal versus Net as Agent. This change in accounting had the effect of increasing 2000 revenues approximately $4.0 million. 1999 hardware revenues were not restated in the consolidated financial statements of WRC Media. However, 1999 hardware revenues were restated in the subsidiary financial statements of CompassLearning Inc.

Gross profit. For the year ended December 31, 2000, gross profit increased by $1.5 million, or 1.0%, to $150.3 million from $148.8 million in 1999. This increase was due to (1) an increase in gross profit at Weekly Reader of $5.4 million, or 5.0%, to $113.5 million for the year ended December 31, 2000 from $108.1 in 1999 offset by a decrease in gross profit at CompassLearning of $4.0 million, or 9.8%, to $36.8 million for the year ended December 31, 2000 from $40.8 million in 1999.

The increase in gross profit at Weekly Reader was a result of (1) an increase in gross profit at American Guidance of $3.0million, or 8.3%, to $39.4 million from $36.4 million for the year ended December 31,1999 as a result of an increase in sales volume described above; (2) an increase in gross profit at World Almanac of $2.4 million, or 7.0%, to $36.5 million from $34.1 million in 1999. This increase is driven by higher sales and the fact that in 1999 a charge of $1.2 million related to excess inventory levels at Gareth Stevens was taken. World Almanac's gross profit as a percentage of net sales increased to 66.2% in 2000 from 64.5% in 1999. This increase is primarily driven by the inventory related charge previously noted. Gross profit at Weekly Reader, not including World Almanac and American Guidance, of $37.5 million for the year ended December 31, 2000 was flat compared to 1999.

The decrease in gross profit at CompassLearning of $4.0 million, or 9.8%, to $36.8 million from $40.8 million in 1999 primarily due to lower service revenue and fixed costs associated with managing the service business.

Operating costs and expenses. For the years ended December 31, 2000, operating costs and expenses increased by $41.2 million, or 30.4%, to $176.7 million from $135.5 million in 1999, primarily as a result of $53.6 million higher depreciation and goodwill and intangible asset amortization expense for the year ended December 31, 2000 compared to 1999, resulting from the Acquisition and Recapitalization, offset by $11.7 million lower research and development costs at CompassLearning (including write-off of purchased research and development costs in 1999) for the year ended December 31, 2000 compared to 1999.

Weekly Reader's operating costs and expenses decreased by $1.8 million, or 2.1%, to $83.2 million from $85.0 million in 1999 primarily due to (1) a decrease in allocated PRIMEDIA Inc. corporate and group overhead expenses of $2.8 million;
(2) lower depreciation and amortization expenses of $1.4 million due to intangible assets with lower amortization schedules in the later part of their lives and intangible assets that were fully amortized in 1999 partially offset by (a) an increase in sales and marketing expenses of $2.7 million primarily at American Guidance and World Almanac attributable to the higher sales volume described above.

CompassLearning operating costs and expenses decreased $5.9 million, or 12.0%, to $42.9 million from $48.8 million for in 1999. Since late Summer 2000, we have focused on both short term and long-term infrastructure and organizational right sizing. This is an ongoing process that is management focused. As part of this effort, headcount was reduced from 483 to a targeted level of 457, primarily through reductions in research and development staff and administrative areas. This has reduced costs and increased operational leverage. The main areas of cost reductions were $2.2 million in research and development, which contributed to $2.7 million overall decrease in research and development expense (not including the write-off of $9.0 million of purchased research and development in
1999) and $0.3 million decrease in general and administrative expenses. These cost reductions were offset by $4.5 million increase in amortization of goodwill and other intangibles, $0.6 million increase in sales and marketing expense, and $1.1 million of overhead expense allocation from WRC Media, Inc.

Income (loss) from operations. For the year ended December 31, 2000, income from operations decreased by $39.7 million, or 298.1%, to a loss from operations of $26.4 million from income from operations of $13.3 million in 1999 and income from operations as a percentage of sales decreased to negative 12.0% from positive 6.2% in 1999. These decreases were primarily a result of $53.6 million of higher depreciation and amortization of goodwill and intangible assets for the year ended December 31, 2000 compared to 1999 due to (1) a $50.5 million increase in amortization of goodwill and other intangible assets at WRC Media and (2) a $4.5 million increase in amortization of goodwill and other intangible assets at CompassLearning resulting from the Acquisition and Recapitalization described above.

Interest expense, including amortization of deferred financing costs. For the year ended December 31, 2000, interest expense increased by $13.7 million, or 63.3%, to $35.3 million from $21.6 million in 1999 and interest expense as a percentage of sales increased to 16.1% from 10.1% in 1999. Interest expense for the year ended December 31, 2000 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization. Interest expense for the year ended December 31, 1999 primarily relates to (1) for Weekly Reader, interest charged by PRIMEDIA Inc. to Weekly Reader on outstanding intercompany debt for the period January 1, 1999 through November 16, 1999 and on debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization for the period November 17, 1999 through December 31, 1999 and (2) for CompassLearning, borrowings from its previous ownership prior to its acquisition by WRC Media on July 14, 1999 and on debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization for the period July 14, 1999 through December 31, 1999.

Other, net. For the year ended December 31, 2000, other, net increased by $0.5 million, to $0.3 million from negative $0.2 million in 1999. This increase was primarily a result of a $0.8 million decrease in other income at Weekly Reader partially offset by $0.4 million decrease in other income, net at CompassLearning.

Income tax provision (benefit). For the year ended December 31, 2000, provision for income taxes decreased by $3.9 million or 86.9% to an income tax provision of $0.6 million from a provision for income taxes of $4.5 million in 1999. The Company has a much lower income tax provision in the current period, primarily a result of $53.6 million of higher depreciation and amortization of goodwill and intangible assets for the year ended December 31, 2000 compared to 1999 resulting from the Acquisition and Recapitalization described above.

Net loss. For the year ended December 31, 2000, net loss increased by $45.7 million, or 280.4%, to $62.0 million from $14.0 million in 1999 primarily as a result of the $53.6 million increase in depreciation and amortization expenses for intangible assets and $13.7 million increase in interest expense resulting from the Asset and Recapitalization described above partially offset by $11.7 million lower research and development expense at CompassLearning and a decrease in provision for income taxes of $3.9 million. Net loss as a percentage of net sales increased to negative 28.3% for the year ended December 31, 2000 from negative 7.6% in 1999.

Results of Operations for the year ended December 31, 1999 -- WRC Media Inc. and Subsidiaries

As WRC Media was formed on May 14, 1999, for purposes of this analysis we are comparing: (1) the 1998 historical income statements on a combined basis of CompassLearning, Weekly Reader and the historical income statement of American Guidance from January 1 through July 1, 1998 (prior to its acquisition by Weekly Reader on July 1, 1998; after which time its operations are included in the results of Weekly Reader) to (2) the 1999 historical income statements on a combined basis of: CompassLearning for the period of January 1, 1999 through July 13, 1999, after which time its operations are included with WRC Media; Weekly Reader for the period of January 1, 1999 through November 17, 1999, after which time its operations are included with WRC Media; and WRC Media presented from its inception through December 31, 1999. The financial information for Weekly Reader reflects the contribution by PRIMEDIA of 100% of the capital stock of American Guidance and World Almanac to Weekly Reader Corp., which occurred prior to Weekly Reader's recapitalization. For accounting purposes, such contribution has been reflected as a reorganization of entities under common control. Accordingly, all prior periods have been restated to reflect that reorganization using the historical carrying value of such stock. The following table sets forth, for the periods indicated, statements of operations data explained above, expressed in millions of dollars and as a percentage of net sales.

                                                                         Year Ended December 31,
                                                        ----------------------------------------------------------
                                                                  1998                             1999 (a)
                                                        ---------------------------      -------------------------
                                                         Amount      % of Net Sales       Amount    % of Net Sales
                                                        ---------    --------------      ---------  --------------
                                                                           (Dollars in millions)
 Sales, net                                             $   206.7           100.0%       $   214.1           100.0%
 Cost of Goods Sold                                          64.2            31.1%            65.3            30.5%
                                                        ---------       ---------        ---------       ---------
 Gross profit                                               142.5            68.9%           148.8            69.5%
                                                        ---------       ---------        ---------       ---------
 Operating Costs and Expenses:
        Sales and marketing                                  46.3            22.4%            45.8            21.4%
         Research and development                             8.0             3.9%             7.7             3.6%
         Distribution, circulation and fulfillment           10.9             5.3%            13.2             6.2%
         Editorial                                           13.3             6.4%            10.0             4.7%
         General and administrative                          35.1            17.0%            29.6            13.8%
         Write-off of in-process research
                      and development costs (b)                --             0.0%             9.0             4.2%
          Depreciation and amortization                      12.9             6.2%            20.2             9.4%
          Restructuring (c)                                   3.0             1.5%              --              --
                                                        ---------       ---------        ---------       ---------
 Total operating costs and expenses                         129.5            62.7%           135.5            63.3%
                                                        ---------       ---------        ---------       ---------

 Income from operations                                      13.0             6.3%            13.3             6.2%
 Interest expense, including amortization
                       of deferred financing costs          (13.7)           (6.6%)          (21.6)          (10.1%)
Other, net                                                   (0.2)           (0.1%)           (0.2)           (0.1%)
                                                        ---------       ---------        ---------       ---------
 Loss before income tax and extraordinary item               (0.9)           (0.4%)           (8.5)           (4.0%)
 Income tax expense                                          (4.3)           (2.1%)           (4.5)           (2.1%)
                                                        ---------       ---------        ---------       ---------
 Loss before extrordinary item                               (5.2)           (2.5%)          (13.0)           (6.1%)
Extraordinary item (d)                                         --             0.0%            (3.3)           (1.5%)
                                                        ---------       ---------        ---------       ---------
Net loss                                                $    (5.2)           (2.5%)      $   (16.3)           (7.6%)
                                                        =========       =========        =========       =========
EBITDA (e)                                              $    36.5            17.6%       $    46.3            21.6%
                                                        =========       =========        =========       =========

(a) CompassLearning was acquired by WRC Media on July 13, 1999. From January 1, 1999 through July 13, 1999 the CompassLearning results are predecessor results and for the July 14, 1999 through December 31, 1999 CompassLearning results are under WRC Media ownership. For details of the predecessor period and the WRC media ownership period in 1999 see the financial statements.

(b) Immediately following the acquisition in July, 1999, CompassLearning recognized a $9.0 million charge related to the write-off of purchased in-process research and development cost acquired in connection with the acquisition.

(c) In 1998, CompassLearning adopted a formal action plan for restructuring its operations. The restructuring included a realignment of sales and service functions, certain on-line training and headcount reductions.

(d) On November 17, 1999, CompassLearning wrote-off deferred financing fees through an extraordinary charge as it refinanced all of its debt.

(e) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA for the year ended December 31, 1999 excludes $.4 million of non-recurring sales related to a discontinued contract, $0.9 million of cost of goods sold related to a non-recurring charge to inventory, $.6 million of expenses related to non-recurring litigation, $.4 million of expenses related to non-recurring transition bonuses, $.4 million of other income related to the sale of investments and $.2 million in management fees paid to a shareholder. EBITDA for the year ended December 31, 1998 excludes $3.0 million of restructuring charges, $2.2 million of nonrecurring expenses related to the American Guidance ESOP plan and $1.9 million of expenses related to American Guidance prepublication costs which were not capitalized prior to ownership by Primedia in July 1998.

Twelve Months Ended December 31, 1999 Compared to Twelve Months Ended December 31, 1998

Sales, net. For the year ended December 31, 1999, net sales increased by $7.4 million, or 3.6%, to $214.1 million from $206.7 million in 1998. This increase was primarily due to higher sales at Weekly Reader of $10.5 million, or 7.5%, offset by a decrease in sales at CompassLearning of $3.1 million, or 4.5%. The increase in sales at Weekly Reader was due to: (1) American Guidance's net sales increased by $3.4 million, or 7.4%, to $49.6 million in 1999 from $46.2 million for the full year in 1998, primarily as a result of strong sales of supplemental testing materials; (2) Weekly Reader 's sales, not including American Guidance and World Almanac increased by $2.0 million, or 4.6%, to $45.7 million in 1999 from $43.7 million in 1998, primarily due to an increase in Weekly Reader's subscription sales to schools resulting primarily from a price increase, of sponsored instructional materials by Lifetime Learning Systems, Inc. ,and increased sales of Weekly Reader's Skill Books; (3) World Almanac's net sales increased by $5.0 million, or 10.4%, to $52.9 million in 1999 from $47.9 million in 1998, primarily due to increases in sales of the Millennium Almanac and licensing revenues and increased sales by World Almanac's school library segments, World Almanac Education Library Services and Gareth Stevens, Inc. The reduction in sales at CompassLearning was primarily due to: (1) an anticipated erosion of service-related revenue streams supporting older software versions that declined $4.3 million, or 12.7%, to $29.6 million in 1999 from $33.9 million in 1998; and (2) hardware revenue decreasing $0.6 million, or 15.0%, to $3.4 million in 1999 from $4.0 in 1998, consistent with CompassLearning's strategy to exit the hardware business. These decreases were partially offset by the growth of new software sales of $1.8 million, or 5.8%, to $32.8 million in 1999 from $31.0 million in 1998, primarily due to higher sales volume from customers migrating to Compass and Tomorrow's Promise products.

Gross profit. For the year ended December 31, 1999, gross profit increased by $6.3 million, or 4.4%, to $148.8 million from $142.5 million for the same period in 1998. The increase resulted from: (1) Weekly Reader's gross profit, not including American Guidance and World Almanac, increased by $1.0 million, or 2.7%, to $37.6 million in 1999 from $36.6 million in 1998, primarily due to the increased sales at Lifetime Learning Systems, Inc. and increased Weekly Reader's subscription sales; (2) World Almanac's gross profit increased by $2.0 million, or 6.2%, to $34.1 million in 1999 from $32.1 million in 1998 as a result of increased sales, partially offset by a charge of $1.2 million related to excess inventory at World Almanac's Gareth Stevens, Inc. Division; (3) American Guidance's gross profit increased by $2.0 million, or 5.8%, to $36.4 million in 1999 from $34.4 million in 1998 as a result of increased sales; and (4) although CompassLearning had lower sales, for the year ended December 31, 1999, gross profit increased $1.3 million, or 3.3%, to $40.8 million from $39.5 million in 1998. Gross profit as a percentage of net revenue increased to 62.0% in 1999 from 57.3% in 1998. This increase was primarily due to the increase in software revenue described above, which has a higher gross profit percentage and a decrease in service revenue, which has a lower gross profit percentage. For the year ended December 31, 1999, software-related sales, which have a higher margin, comprised 66.4% of total gross profit compared to 60.8% in 1998, while service-related sales, which have a lower margin, comprised 31.1% of total gross profit compared to 37.0% in 1998.

Operating Costs and Expenses. For the year ended December 31, 1999, operating costs and expenses increased by $6.0 million, or 4.6%, to $135.5 million from $129.5 million for the same period in 1998. The increase resulted from the following:

(1) CompassLearning's operating costs and expenses increased for the year ended December 31, 1999, by $5.8 million, or 13.5%, to $48.8 million from $43.0 million in 1998. This increase was primarily due to a $9.0 million write-off of in-process research and development and a $3.8 million increase in amortization of intangibles related to the July 14, 1999 acquisition of CompassLearning by WRC Media. The increases were partially offset by a $3.0 million reduction in restructuring expenses in 1999 compared to 1998 and $4.0 million in associated effects of the restructuring and other general cost reductions including: $3.9 million reduction in compensation and outside services expenses; $0.4 million reduction in travel expenses; $0.3 million reduction in advertising expenses; which is offset by a $0.3 million increase in commission expenses and $0.3 million increase in other operating expense;

(2) WRC Media's depreciation and amortization expense increased by $0.7 million as a result of the increase in goodwill associated with the recapitalization of Weekly Reader. Additionally, WRC Media's general and administrative expenses increased by $1.0 million due to increased head count at the corporate office and other administrative expenses; and

(3) These increases were offset by a reduction in operating costs and expenses at Weekly Reader of $1.5 million, or 1.7%, to $85.1 million in 1999 from $86.6 million in 1998. The $1.5 million reduction in operating costs and expenses was due to the following: a $6.0 million reduction in general and administrative expenses primarily due to the elimination of various cost categories at American Guidance upon its acquisition by Weekly Reader and a $3.2 million reduction in editorial expenses. These reductions were offset by: an increase in distribution, circulation, fulfillment, sales and marketing expenses of $4.2 million which primarily resulted from increased selling costs associated with the increased sales, and increases in telemarketing sales due to new sales initiatives; an increase of $0.7 million in PRIMEDIA's corporate and group overhead allocations to Weekly Reader, which were discontinued as of November 17, 1999; and a $2.8 million increase in depreciation and amortization relating to the amortization of goodwill generated by the American Guidance acquisition.

Income from operations. For the year ended December 31, 1999, income from operations increased by $0.3 million, or 2.3%, to $13.3 million from $13.0 million in 1998, and income from operations as a percentage of sales decreased slightly to 6.2%, in 1999 from 6.3% in 1998. This was a result of the increased sales described above.

Interest expense, including amortization of deferred financing costs. For the year ended December 31, 1999, interest expense including amortization of deferred financing costs, increased by $7.9 million, 57.7%, to $21.6 million from $13.7 million in 1998. This increase in interest expense was due to an increase of $2.6 million at Weekly Reader which was primarily related to the acquisition of American Guidance on July 1, 1998; an increase at CompassLearning of $0.2 million due to its acquisition by WRC Media on July 14, 1999; and an increase of $5.1 million at WRC Media related to the recapitalization of Weekly Reader on November 17, 1999.

Other, net. For the year ended December 31, 1999, other income did not change. Other expenses increased due to a $0.4 million increase in miscellaneous taxes at Weekly Reader that was offset by a $0.4 million increase of other income at CompassLearning related to the sale of an investment.

Income Tax Expense. For the year ended December 31, 1999, the income tax provision increased by $0.2 million, or 4.7%, to $4.5 million from $4.3 million in 1998.

Loss before extraordinary item. For the year ended December 31, 1999, the net loss increased by $7.8 million, 150.0%, to $13.0 million, from $5.2 million in 1998. The loss before extraordinary items as a percentage of net sales increased to a negative 6.1% from a negative 2.5% in 1998. This increase was due to the factors described above.

Extraordinary Item. For the year ended December 31, 1999, CompassLearning wrote off deferred financing fees of $3.3 million relating to the refinancing of its debt on November 17, 1999.

Net Loss. For the year ended December 31, 1999, the net loss increased by $11.1 million, or 213.5%, to $16.3 million from $5.2 million in 1998. The net loss as a percentage of net sales increased to a negative 7.6% from a negative 2.5% in 1998. This increase was due to the factors described above.

Results of Operations for the year ended December 31, 2000 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.

                                                                  Twelve Months Ended December 31
                                                               1999                            2000
                                                      ---------------------------    -------------------------
                                                      Amount       % of Net Sales     Amount    % of Net Sales
                                                      --------     --------------    --------   --------------
                                                                          (Dollars in millions)
Sales, net                                            $  148.3          100.0%       $  154.8          100.0%
Cost of goods sold                                        40.2           27.1%           41.3           26.7%
                                                      --------       --------        --------       --------
Gross profit                                             108.1           72.9%          113.5           73.3%
                                                      --------       --------        --------       --------
Operating costs and expenses:
       Sales and marketing                                24.3           16.3%           27.0           17.5%
       Distribution, circulation and fulfillment          13.2            8.9%           13.0            8.4%
       Editorial                                          10.0            6.8%           10.5            6.8%
       General and administrative                         15.9           10.8%           15.4            9.9%
       Corporate and group overhead (a)                    6.2            4.2%            3.3            2.1%
       Depreciation and amortization                      15.4           10.4%           14.0            9.0%
                                                      --------       --------        --------       --------
Total operating costs and expenses                        85.0           57.4%           83.2           53.7%
                                                      --------       --------        --------       --------
Income from operations                                    23.1           15.5%           30.3           19.6%
Interest expense, including amortization
of deferred financing costs (b)                          (14.8)          (9.9%)         (34.3)         (22.2%)
Other, net                                                (0.6)          (0.4%)           0.2            0.1%
                                                      --------       --------        --------       --------
Income (loss) before income tax expense                    7.7            5.2%           (3.8)          (2.5%)
Income tax provision                                      (4.5)          (3.0%)          (0.6)          (0.4%)
                                                      --------       --------        --------       --------
Net income (loss)                                     $    3.2            2.2%       $   (4.4)          (2.9%)
                                                      ========       ========        ========       ========

       EBITDA (c)                                     $   38.9           26.2%       $   44.7           28.9%
                                                      ========       ========        ========       ========

----------
(a) Prior to the recapitalization on November 17, 1999, Weekly Reader was allocated a corporate and group overhead charge which included costs for:
      (1) amounts allocated as corporate overhead to Weekly Reader by PRIMEDIA for services and administrative functions shared with PRIMEDIA and its other operating companies including, but not limited to, executive management costs, salaries and fringe benefits for various legal, financial, information technology expenses, real estate expenses, and third-party costs; and (2) direct group overhead costs, such as salaries, fringe benefits and expenses for PRIMEDIA staff directly involved in Weekly Reader. As of November 17, 1999 these charges were eliminated.

(b) Prior to the recapitalization on November 17, 1999, interest expense represents the allocation of interest expense arising from borrowings at the PRIMEDIA corporate level.

(c) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA for the year ended December 31, 1999 excludes $.4 million of non-recurring sales related to a discontinued contract, $.9 million of cost of goods sold related to a non-recurring charge to inventory and $.6 million of expenses related to non-recurring litigation. EBITDA for the year ended December 31, 2000 includes a reduction of expenses of $250 resulting from a reversal of accrued expenses originally accrued on the books of WRC Media Inc. in 1999. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader Corporation's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Sales, net. For the year ended December 31, 2000, net sales increased $6.5 million, or 4.4%, to $154.8 million from $148.3 million for the year ended December 31, 1999. The increase in sales at Weekly Reader was due to (1) an increase in sales at American Guidance Service of $4.4 million, or 8.7%, to $54.0 million for the year ended December 31, 2000 from $49.6 million for the year ended December 31,1999 as a result of $2.3 million increase in curriculum sales and $2.1 million increase in sales of assessment products primarily driven by the release of our revised GFTA assessment (Goldman-Fristoe Test of Articulation); (2) an increase in sales at World Almanac of $2.2 million, or 4.2% to $55.1 million for the year ended December 31, 2000 from $52.9 million for the year ended December 31, 1999 as a result of higher telemarketing and website sales at World Almanac's Library Services and higher wholesale and press run sales at Gareth Stevens, Inc. partially offset by decreases at Funk & Wagnall's and World Almanac. The decrease at Funk & Wagnall's is driven by prior period sales adjustments taken in 1999. The decrease at World Almanac is primarily due to lower sales of The World Almanac and Book of Facts. Weekly Reader's sales, not including World Almanac and American Guidance, of $45.7 million for the year ended December 31, 2000 were flat compared to the year ended December 31, 1999, primarily attributable to higher Skills Books revenue, $1.0 million; higher shipments in Lifetime Learning Systems, $0.7 million; offset by lower Licensing revenue, $0.7 million; unfavorable Periodical revenue, $0.7 million; and the discontinuation of Summer Weekly Reader, $0.3 million.

Gross profit. For the year ended December 31, 2000, gross profit increased $5.4 million or 5.0% to $113.5 million from $108.1 million in 1999. This increase was a result of (1) an increase in gross profit at American Guidance of $3.0 million, or 8.3%, to $39.4million from $36.4 million for the year ended December 31,1999 as a result of an increase in sales volume described above; (2) an increase in gross profit at World Almanac of $2.4 million, or 7.0%, to $36.5 million from $34.1 million in 1999. This increase is driven by higher sales and the fact that in 1999 a charge of $1.2 million related to excess inventory levels at Gareth Stevens was taken. World Almanac's gross profit as a percentage of net sales increased to 66.2% in 2000 from 64.5% in 1999. This increase is primarily driven by the inventory-related charge previously noted. Gross profit at Weekly Reader, not including World Almanac and American Guidance, of $37.5 million for the year ended December 31, 2000 was essentially flat compared to 1999.

Gross profit as a percentage of sales increased to 73.3% for the year ended December 31, 2000 from 72.9% in 1999, primarily due to the inventory related charge taken in 1999 at World Almanac previously noted.

Operating costs and expenses. For the year ended December 31, 2000, operating costs and expenses decreased by $1.8 million, or 2.1%, to $83.2 million from $85.0 million in 1999 primarily due to (1) a decrease in allocated PRIMEDIA Inc. corporate and group overhead expenses of $2.9 million; (2) lower depreciation and amortization expenses of $1.4 million due to intangible assets with lower amortization schedules in the later part of their lives and intangible assets that were fully amortized in 1999 partially offset by (a) an increase in sales and marketing expenses of $2.7 million primarily at American Guidance and World Almanac attributable to the higher sales volume described above.

Income from operations. For the year ended December 31, 2000, income from operations increased by $7.2 million, or 31.0%, to $30.3 million from $23.1 million in 1999 and operating income as a percentage of sales increased to 19.6% from 15.5% in 1999. These increases were primarily due to the factors described above.

Interest expense. For the year ended December 31, 2000, interest expense increased by $19.5 million, or 131.4%, to $34.3 million from $14.8 million in 1999 and interest expense as a percentage of sales increased to 22.2% from 9.9% in 1999. The interest expense for the year ended December 31, 2000 relates to debt associated with the Acquisition and Recapitalization. Since Weekly Reader is jointly and severally liable for that debt, the interest expense related to that debt is reflected in the financial statements of Weekly Reader. The interest expense for the year ended December 31, 1999 primarily represents interest charged by PRIMEDIA Inc. to Weekly Reader on outstanding intercompany debt.

Other, net. For the year ended December 31, 2000, other, net increased to $0.2 million from negative $0.6 million in 1999. This increase was primarily the result of a $0.4 million increase in other, net at Weekly Reader, excluding American Guidance and World Almanac and a $0.2 million increase in other, net at American Guidance.

Income tax provision. For the year ended December 31, 2000, provision for income taxes decreased by $3.9 million or 86.7% to an income tax provision of $0.6 million from a provision for income taxes of $4.5 million in 1999. The Company has a much lower income tax provision in the current period, primarily a result of a greater net loss for the year ended December 31, 2000 compared to 1999.

Net income (loss). For the year ended December 31, 2000, net income decreased by $7.6 million, or 236.7%, to a net loss of $4.4 million from net income of $3.2 million in 1999. Net income as a percentage of net sales decreased to negative 2.9% for the year ended December 31, 2000 from 2.2% in 1999. The decrease to net loss was primarily due to the factors described above.

Results of Operations for the year ended December 31, 1999 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, statements of consolidated operations data, expressed in millions of dollars and as a percentage of net sales. The financial information for Weekly Reader, through November 17, 1999, included in this annual report and used as a basis for the financial presentation and discussion of Weekly Reader's results of operations herein, reflect the contribution by PRIMEDIA of 100% of the capital stock of American Guidance and World Almanac to Weekly Reader Corp. For accounting purposes, such contribution has been reflected as a reorganization of entities under common control. Accordingly, all prior periods have been restated to reflect that reorganization using the historical carrying value of such stock. The financial statements of Weekly Reader include the operations of American Guidance since PRIMEDIA acquired its capital stock, which was effective on July 1, 1998. The presentation also reflects the recapitalization of Weekly Reader as of November 17, 1999, at prior to which PRIMEDIA contributed 100% of the outstanding capital stock of American Guidance and World Almanac to Weekly Reader Corp.

                                                                    Year Ended December 31,
                                                   ----------------------------------------------------------
                                                             1998                             1999
                                                   ---------------------------      -------------------------
                                                    Amount      % of Net Sales       Amount    % of Net Sales
                                                   ---------    --------------      ---------  --------------
                                                                        (Dollars in millions)
Sales, net                                         $   118.2           100.0%       $   148.3           100.0%
Cost of Goods Sold                                      30.6            25.9%            40.2            27.1%
                                                   ---------       ---------        ---------       ---------
Gross Profit                                            87.6            74.1%           108.1            72.9%
                                                   ---------       ---------        ---------       ---------

Operating Costs and Expenses:
    Marketing and selling                               17.6            14.9%            24.3            16.3%
    Distribution, circulation and fulfillment           10.9             9.2%            13.2             8.9%
    Editorial                                           10.6             9.0%            10.0             6.8%
    General and administrative                          15.3            12.9%            15.9            10.8%
    Corporate and group overhead (a)                     5.6             4.7%             6.2             4.2%
    Depreciation and amortization                       12.2            10.3%            15.4            10.4%
                                                   ---------       ---------        ---------       ---------
             Operating Income                           15.4            13.0%            23.1            15.5%
                                                   ---------       ---------        ---------       ---------

Other Income (Expense):
Intercompany interest expense (b)                       (9.2)           (7.7%)          (10.1)           (6.8%)
Interest expense                                          --              --             (4.5)           (3.0%)
Amortization of deferred financing costs                (0.2)           (0.2%)           (0.2)           (0.1%)
Other, net                                              (0.2)           (0.2%)           (0.6)           (0.4%)
                                                   ---------       ---------        ---------       ---------
Income before income tax provision                       5.8             4.9%             7.7             5.2%
Income tax provision                                    (3.9)           (3.3%)           (4.5)           (3.0%)
                                                   ---------       ---------        ---------       ---------
             Net income                            $     1.9             1.6%       $     3.2             2.2%
                                                   =========       =========        =========       =========
                 EBITDA (c)                        $    27.4            23.2%       $    38.9            26.2%
                                                   =========       =========        =========       =========

(a) Prior to the recapitalization on November 17, 1999, Weekly Reader was allocated a corporate and group overhead charge which included costs for:
      (1) amounts allocated as corporate overhead to Weekly Reader by PRIMEDIA for services and administrative functions shared with PRIMEDIA and its other operating companies including, but not limited to, executive management costs, salaries and fringe benefits for certain legal, financial, information technology and human resources personnel, information technology expenses, real estate expenses, and third-party costs; and (2) direct group overhead costs, such as salaries fringe benefits and expenses for PRIMEDIA staff directly involved in operating Weekly Reader. Subsequent to November 17, 1999 these charges were no longer being charged by PRIMEDIA.

(b) Allocation of interest expense arising from borrowings at the PRIMEDIA corporate level.

(c) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA for the year ended December 31, 1999 excludes $.4 million of non-recurring sales related to a discontinued contract, $.9 million of cost of goods sold related to a non-recurring charge to inventory and $.6 million of expenses related to non-recurring litigation. EBITDA for the year ended December 31, 1998 includes
      $.4 million of nonrecurring sales related to a discontinued contract. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate
      WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Sales, net. For the twelve months ended December 31, 1999, net sales increased $30.1 million, or 25.4%, to $148.3 million from $118.2 million for the same period in 1998. This increase was primarily due to the inclusion of an additional $23.0 million of sales attributable to American Guidance as it was included in Weekly Reader's operations for a full twelve months in 1999 compared to six months in 1998, as American Guidance was acquired on July 1, 1998. American Guidance's sales were $49.6 million for the twelve months ended December 31, 1999 compared with $26.6 million for the six months ended December 31, 1998. American Guidance's net sales also grew as a result of strong sales of supplemental testing materials. Additionally, Weekly Reader's net sales, not including World Almanac and American Guidance, increased by $2.0 million, or 4.6%, to $45.7 million in 1999 from $43.7 million in 1998, primarily due to an increase in Weekly Reader's subscription sales to schools resulting from a price increase, increased sales of sponsored instructional materials by Lifetime Learning Systems, Inc. and increased sales of Weekly Reader's skill books. Also, World Almanac's net sales increased by $5.0 million, or 10.4%, to $52.9 million in 1999 from $47.9 million in 1998, primarily due to increases in the sales of Millennium Almanac and licensing revenues, and increased sales by World Almanac's school library segments, World Almanac Education Library Services and Gareth Stevens, Inc.

Gross Profit. For the twelve months ended December 31, 1999, gross profit increased by $20.5 million, or 23.4%, to $108.1 million from $87.6 million for the same period in 1998. This increase was primarily due to the inclusion of an additional $17.5 million of gross profit attributable to American Guidance as it was included in the operations for twelve months in 1999, compared to six months in 1998. American Guidance's gross profit was $36.4 million for the twelve months ended December 31, 1999 compared with $18.9 million for the six months ended December 31, 1998. World Almanac's gross profit increased by $2.0 million, or 6.2%, to $34.1 million in 1999 from $32.1 million in 1998 as a result of increased sales, which was partially offset by a charge of $1.2 million related to excess inventory at World Almanac's Gareth Stevens, Inc. division. Weekly Reader's gross profit, not including World Almanac and American Guidance, increased by $1.0 million, or 2.7%, to $37.6 million in 1999 from $36.6 million in 1998, primarily due to increased sales at Lifetime Learning Systems, Inc. and Weekly Reader's increased subscription sales. Gross profit as a percentage of sales decreased to 72.9%, from 74.1% for the same period in 1998. This decrease was primarily a result of a lower gross profit percentage for Weekly Reader, not including World Almanac and American Guidance, due to a product mix change, as a greater percentage of sales consisted of Lifetime Learning Systems, Inc.'s sponsored instructional materials which are sold at a lower gross profit margin than Weekly Reader's classroom subscriptions. Additionally, World Almanac's gross profit margin decreased primarily due to the inventory related charge previously noted.

Operating Costs and Expenses. For the twelve months ended December 31, 1999, operating costs and expenses increased by $12.8 million, or 17.7%, to $85.0 million from $72.2 million for the same period in 1998. This increase was primarily due to the inclusion of an additional $13.0 million of operating expenses attributable to American Guidance as it was included in the operations for twelve months in 1999, compared to six months in 1998. American Guidance's operating costs and expenses were $30.1 million for the twelve months ended December 31, 1999 compared with $17.1 million for the six months ended December 31, 1998. For the twelve months ended December 31, 1999, operating costs and expenses as a percentage of sales decreased to 57.4% from 61.0% for the same period in 1998. This percentage decrease was primarily due to increased sales at Weekly Reader, while operating costs and expenses increased at a lower rate over the same period.

Operating Income. For the twelve months ended December 31, 1999, operating income increased by $7.7 million, or 50.0%, to $23.1 million from $15.4 million for the same period in 1998, and operating income as a percentage of sales increased to 15.5% from 13.0% for the same period in 1998. These increases were primarily due to the factors described above.

Intercompany Interest Expense. Intercompany interest expense was charged to Weekly Reader by PRIMEDIA based on the intercompany debt outstanding between Weekly Reader and PRIMEDIA and on PRIMEDIA's then current debt service rates. Intercompany debt on Weekly Reader's financial statements is included in the balance sheet line, "Investment by PRIMEDIA, net." Intercompany interest expense was no longer charged after the recapitalization on November 17, 1999. The intercompany interest charges between PRIMEDIA and Weekly Reader represent ordinary and usual activities between a parent company and a subsidiary.

For the twelve months ended December 31, 1999, intercompany interest expense increased by $0.9 million, or 9.8%, to $10.1 million from $9.2 million for the same period in 1998; and intercompany interest expense as a percentage of sales decreased to 6.8% from 7.7% for the same period in 1998. This increase was a result of the inclusion of additional PRIMEDIA allocations of intercompany interest expense related to the acquisition of American Guidance. Intercompany interest allocations by PRIMEDIA were discontinued upon the recapitalization of Weekly Reader on November 17, 1999.

Interest Expense. For the twelve months ended December 31, 1999, interest expense was $4.5 million and interest expense as a percentage of sales was 3.0%. Interest expense relates to the debt associated with the recapitalization of Weekly Reader on November 17, 1999. As Weekly Reader is jointly and severally liable for these new borrowings, the interest expense related to the debt is reflected in the financial statements of Weekly Reader.

Other, Net. For the twelve months ended December 31, 1999, other, net, increased by $0.4 million, to $0.6 million from $0.2 million for the same period in 1998. This increase was a result of an increase in miscellaneous taxes at Weekly Reader (not including World Almanac and American Guidance) and American Guidance.

Income Tax Provision. For the twelve months ended December 31, 1999, the income tax provision increased by $0.6 million to $4.5 million from $3.9 million, in 1998. As a percentage of net sales, the income tax provision decreased to 3.0% from 3.3% in 1998. The income tax provision as a percentage of net sales decreased due to Weekly Reader's recapitalization by WRC Media. As a result of the recapitalization, Weekly Reader files its income taxes as part of a consolidated return for which income in one consolidated entity can be offset by losses in others, thus lowering the income tax provision.

Net Income (Loss). For the twelve months ended December 31, 1999, net income increased by $1.3 million, to $3.2 million from $1.9 million, for the same period in 1998. Net income as a percentage of net sales increased to 2.2% from 1.6% for the same period in 1998. These increases were primarily due to the factors described above. Results of Operations for the year ended December 31, 2000 -- CompassLearning, Inc.

The following table sets forth, for the periods indicated, statement of operations data for CompassLearning and its predecessor, expressed in millions of dollars and as a percentage of net revenue.

                                                                                   Twelve Months Ended December 31
                                                                                1999(a)                            2000
                                                                       ---------------------------    -------------------------
                                                                       Amount       % of Net Sales     Amount    % of Net Sales
                                                                       --------     --------------    --------   --------------
                                                                                           (Dollars in millions)
Revenue, net (b)                                                       $   72.8          100.0%       $   64.0          100.0%
Cost of products sold (b)                                                  32.0           44.0%           27.2           42.5%
                                                                       --------       --------        --------       --------
Gross profit                                                           $   40.8           56.0%       $   36.8           57.5%
                                                                       --------       --------        --------       --------
Operating expenses:
       Sales and marketing                                                 21.5           29.5%           22.1           34.6%
       Research and development                                             7.7           10.6%            4.9            7.7%
       Write-off of in process research and development costs (c)           9.0           12.4%             --             --
       General and administrative                                           6.5            8.9%            6.2            9.7%
       Corporate overhead                                                    --             --             1.1            1.7%
       Amortization of intangible assets                                    4.1            5.7%            8.6           13.4%
                                                                       --------       --------        --------       --------
Total operating costs and expenses                                         48.8           67.1%           42.9           67.1%
                                                                       --------       --------        --------       --------
Loss from operations                                                       (8.0)         (11.1%)          (6.1)          (9.6%)
Interest expense                                                           (8.6)         (11.7%)         (34.4)         (53.8%)
Other income, net                                                           0.4            0.5%             --             --
                                                                       --------       --------        --------       --------
Loss before income tax expense and extraordinary item                     (16.2)         (22.3%)         (40.5)         (63.4%)
Income tax expense                                                           --            0.0%             --             --
                                                                       --------       --------        --------       --------
Loss before extraordinary item                                            (16.2)         (22.3%)         (40.5)         (63.4%)
Extraordinary item (d)                                                     (3.3)          (4.6%)            --             --
                                                                       --------       --------        --------       --------
Net loss                                                               $  (19.5)         (26.9%)      $  (40.5)         (63.4%)
                                                                       ========       ========        ========       ========
       EBITDA (e)                                                      $    8.2           11.3%       $    6.2            9.7%
                                                                       ========       ========        ========       ========

----------

(a) CompassLearning was acquired by WRC Media on July 13, 1999. From January 1, 1999 through July 13, 1999 the CompassLearning results are predecessor results and for the July 14, 1999 through December 31, 1999 CompassLearning results are under WRC Media ownership. For details of the predecessor period and the WRC media ownership period in 1999 see the financial statements.

(b) Certain amounts have been reclassified in accordance with EITF 99-19, "Reporting Revenue as Principal versus Net as an Agent".

(c) Immediately following the acquisition in July 1999, CompassLearning recognized a $9.0 million charge related to the research and development cost acquired in connection with the acquisition.

(d) On November 17, 1999, CompassLearning wrote-off deferred financing fees through an extraordinary charge as it refinanced all of its debt.

(e) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA for the year ended December 31, 2000 excludes $.4 million of non-recurring expenses related to changing CompassLearning's name from its predecessor's name and includes $.6 million of expenses for a reduction of expenses related to the reversal of accrued espenses originally recorded on the books of WRC Media Inc.
      in 1999. EBITDA for the year ended December 31, 1999 excludes $.4 million of million expenses related to non-recurring transition bonuses and $.4 million of other income related to the sale of investments. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate CompassLearning's ability to pay interest, repay debt and make capital expenditures.
      Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenue, net. For the year ended December 31, 2000, net revenue decreased $8.8 million, or 12.1%, to $64.0 million from $72.8 million for the same period in 1999. This decrease was due to (1) a decrease in software revenue of $0.2 million, or 0.6%, to $32.5 million for the year ended December 31, 2000, from $32.7 million in 1999 primarily as a result of slightly lower sales volume primarily due to lengthened sales cycles resulting from "buyer confusion" in the marketplace. This confusion results from an influx of new and startup companies which attempted to penetrate this space, who were overpromising and under delivering. Many of these companies have recently gone out of business, unable to raise additional financing to fund their operations, (2) a decrease in service revenue from technical support (of older software) of $5.4 million, or 26.6%, to $14.9 million for the year ended December 31, 2000, from $20.3 million in 1999 primarily as a result of lower service contract renewal sales and (3) a planned decrease in hardware revenue of $4.2 million, or 40.4%, to $6.2 million for the year ended December 31, 2000, from $10.4 million in 1999 partially offset by (4) an increase in service revenue from professional development services of $1.0 million or 10.6% to $10.4 million for the year ended December 31, 2000 from $9.4 million in 1999 . See below:

                                                            F (U) Variance
                               1999          2000          $              %
                              -------       -------     -------        ------
Software                      $  32.7       $  32.5        (0.2)         -0.6%
Professional Development          9.4          10.4         1.0          10.6%
Technical Support                20.3          14.9        (5.4)        -26.6%

Hardware                         10.4           6.2        (4.2)        -40.4%
                              -------       -------     -------        -------
Revenue, net                  $  72.8       $  64.0        (8.8)        -12.1%
Less: Non-core revenues:

Hardware (a)                    (10.4)         (6.2)        4.2
Technical Support (b)           (20.3)        (14.9)        5.4
                              -------       -------     -------        -------
Core Revenues                 $  42.1       $  42.9         0.8           1.9%
                              =======       =======     =======        =======

(a) CompassLearning's hardware business revenues are generally derived from reselling hardware to customers who request that CompassLearning provide a package of software and hardware. In prior years, CompassLearning offered hardware to customers as a wholesaler of private label and other products. However, because of the less profitable nature of the business compared to CompassLearning's other businesses and to reduce the need for inventory and the risk of technological change rendering inventory obsolete, CompassLearning began discontinuing its wholesale hardware business in the mid 1990's. Currently, CompassLearning is a reseller for Apple, IBM, Compaq and Dell computers in order to accommodate requests by customers for complete hardware and software solutions.

(b) CompassLearning's services revenues, particularly those attributable to renewals of existing services contracts, have been decreasing recently as a result of:

      o the improved quality of our software products, which require less technical support;

      o more customers supplying their own training and support services through in-house expertise; and

      o the allocation by customers of a greater amount of limited resources to upgrade their hardware and software systems for Year 2000 compliance.

It is our strategy to grow our core business which is the electronic courseware and the related professional development services of training our customers in implementing that electronic courseware most efficiently. Revenue from these sources increased $0.8 million or 1.8% to $42.9 million for the year ended December 31, 2000 compared to $42.1 million in 1999.

Gross profit. For the year ended December 31, 2000, gross margin decreased $4.0 million, or 9.8%, to $36.8 million from $40.8 million in 1999 primarily due to lower service revenue and the fixed costs associated with managing the service business. Gross profit as a percent of revenue increased to 57.5% from 56.0% for the same period in 1999.

Operating expenses. For the year ended December 31, 2000, operating expense decreased $5.9 million, or 12.1%, to $42.9 million from $48.8 million for in 1999, and operating expense as a percentage of revenue remained constant at 67.0% with 1999. The decrease was primarily due to $11.8 million decrease in research and development expense (including the write-off of $9.0 million of purchased research and development in 1999) and $0.3 million decrease in general and administrative expenses, offset by $4.5 million increase in amortization of goodwill and other intangibles, $0.6 million increase in sales and marketing expense, and $1.1 million of overhead expense allocation from WRC Media, Inc.

Sales and marketing expense increased $0.6 million, or 2.8%, to $22.1 million from $21.5 million and as a percentage of revenue increased to 34.5% from 29.5% in 1999. This increase was primarily due to $0.4 million increase in compensation, $0.7 million increase in travel and meeting expense, and $0.4 million company name change expense, offset by $0.9 million decrease in outside services and facilities expense.

Research and development expense decreased $11.8 million, or 70.7%, to $4.9 million from $16.7 million and as a percentage of revenue decreased to 7.7% from 23.0% in 1999. This decrease was primarily due to the $9.0 million write-off of purchased in-process research and development costs following the change in ownership, and $2.8 million decrease in expenses due to a change in the company strategy to exit LAN/WAN software development to pursue new WEB strategies.

General and administrative expense decreased $0.3 million, or 4.0%, to $6.2 million from $6.5 million and as a percentage of revenue decreased to 9.7% from 8.9% in 1999. There was a $0.4 million decrease in outside services offset by a $0.1 million increase in facilities and other expenses.

Loss from operations. For the year ended December 31, 2000, loss from operations decreased $1.9 million, or 23.8%, to $6.1 million from $8.0 million loss in 1999 and loss from operations as a percentage of net revenue decreased to a negative 9.5% from a negative 11.0% in 1999, primarily due to the factors described above.

Interest expense. For the year ended December 31, 2000, interest expense increased $25.8 million, or 300.0%, to $34.4 million from $8.6 million in 1999 primarily due to the change in debt structure following the change in ownership in 1999. Since CompassLearning is jointly and severally liable for debt associated with the Acquisition and Recapitalization, the interest expense related to that debt is reflected in the financial statements of CompassLearning.

Other income, net. For the year ended December 31, 2000, other income decreased to $0.0 from $0.4 million in 1999 due to a non-recurring gain resulting from a sale of a marketable security in 1999.

Extraordinary item. For the year ended December 31, 1999, CompassLearning recorded an extraordinary loss related to the write-off of deferred financing fees. The fees related to CompassLearning's old indebtedness that was written off on November 17, 1999, when CompassLearning refinanced its indebtedness.

Net loss. For the year ended December 31, 2000, net loss increased $21.0 million, or 107.7%, to $40.5 million from $19.5 million in 1999 and net loss as a percentage of net revenue decreased to a negative 63.3% from a negative 26.8% in 1999. These decreases were primarily due to the factors described above.

Results of Operations for the year ended December 31, 1999 -- CompassLearning, Inc.

On July 14, 1999, WRC Media acquired 100% of the capital stock of JLC Learning Corporation through a wholly owned subsidiary, EAC I Inc. EAC I Inc. then changed its name to JLC Learning Corporation, which subsequently changed its name to CompassLearning, Inc., on January 20, 2000. The following table sets forth, for the periods indicated, statement of operations data, expressed in millions of dollars and as a percentage of net revenue:

                                                                                     Year Ended December 31,
                                                              ----------------------------------------------------------
                                                                      1998                                1999(a)
                                                              ---------------------------      -------------------------
                                                               Amount      % of Net Sales       Amount    % of Net Sales
                                                              ---------    --------------      ---------  --------------
                                                                                    (Dollars in millions)
Revenue, net (b)                                               $    68.9           100.0%       $    72.8           100.0%
Cost of products sold (b)                                           29.4            42.7%            32.0            44.0%
                                                               ---------       ---------        ---------       ---------
Gross profit                                                        39.5            57.3%            40.8            56.0%
                                                               ---------       ---------        ---------       ---------
Operating expenses:
     Sales and marketing                                            24.0            34.8%            21.5            29.5%
     Research and development                                        8.0            11.6%             7.7            10.6%
     Write-off of purchased in-process research and
       development (c)                                                --              --              9.0            12.4%
     General and administrative                                      7.7            11.2%             6.5             8.9%
     Restructuring (d)                                               3.0             4.4%              --              --
     Amortization of intangible assets                               0.3             0.4%             4.1             5.7%
                                                               ---------       ---------        ---------       ---------
Operating expenses                                                  43.0            62.4%            48.8            67.1%
                                                               ---------       ---------        ---------       ---------
Loss from operations                                                (3.5)           (5.1%)           (8.0)          (11.1%)
Interest expense                                                    (4.3)           (6.2%)           (8.6)          (11.7%)
Other income, net                                                     --             0.0%             0.4             0.5%
                                                               ---------       ---------        ---------       ---------
Loss before income tax expense and extraordinary item               (7.8)          (11.3%)          (16.2)          (22.3%)
Income tax expense                                                    --             0.0%              --             0.0%
                                                               ---------       ---------        ---------       ---------
Loss before extraordinary item                                      (7.8)          (11.3%)          (16.2)          (22.3%)
Extraordinary item (e)                                                --             0.0%            (3.3)           (4.6%)
                                                               ---------       ---------        ---------       ---------
Net loss                                                       $    (7.8)          (11.3%)      $   (19.5)          (26.9%)
                                                               =========       =========        =========       =========
EBITDA (f)                                                     $     0.5             0.8%       $     8.2            11.3%
                                                               =========       =========        =========       =========

(a) CompassLearning was acquired by WRC Media on July 13, 1999. For the period January 1, 1999 through July 13, 1999 the CompassLearning results are predecessor results and for the period July 14, 1999 through December 31, 1999 CompassLearning results are under WRC Media ownership. For a detail discussion of the predecessor period and the WRC Media ownership period in 1999 refer to the financial statements.

(b) Certain amounts have been reclassified in accordance with EITF 99-19, "Reporting Revenue as Principal versus Net as an Agent". Certain hardware sales in 1998 were not reclassified since it was not practical to do so.

(c) Immediately following the acquisition in July 1999, CompassLearning recognized a $9.0 million charge related to the research and development cost acquired in connection with the acquisition.

(d) In 1998, CompassLearning adopted a formal action plan for restructuring its operations. The restructuring included a realignment of sales and service functions, certain on-line training and headcount reductions.

(e) On November 17, 1999, CompassLearning wrote off deferred financing fees through an extraordinary charge as it refinanced all of its debt.

(f) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA for the year ended December 31, 1999 excludes $.4 million of non-recurring expenses related to transition bonuses. EBITDA for the year ended December 31, 1998 includes nonrecurring expenses of $3.0 million relating to the restructuring described in Note
      (d). EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate CompassLearning's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net Revenue. For the year ended December 31, 1999, net revenue increased $3.9 million or 5.7% to $72.8 million from $68.9 million in 1998. The increase was due to (1) a $6.4 million increase in hardware revenue or 160.0% to $10.4 million in 1999 from $4.0 million in 1998, as the result of implementing EITF #99-19, Reporting Revenue as Principal versus Net as Agent, (2) growth of new software sales of $1.8 million, or 5.8% to $32.8 million in 1999 from $31.0 million in 1998, primarily due to higher sales volume from customers migrating to Compass and Tomorrow's Promise products, offset by an anticipated erosion of service-related revenue streams supporting older software versions that declined $4.3 million, or 12.7% to $29.6 million in 1999 from $33.9 million in 1998.

Gross profit. For the year ended December 31, 1999, gross profit increased $1.3 million or 3.3% to $40.8 million from $39.5 million in 1998. Gross profit as a percentage of revenue decreased to 56.0% in 1999 from 57.3% in 1998. This decrease was primarily due to the service revenue described above, which has a lower gross profit percentage partially offset by the increase in software, which has a higher gross profit percentage. For the year ended December 31, 1999, software-related sales, which have a higher margin, comprised 66.4% of total gross profit compared to 61.0% in 1998, while service-related sales, which have a lower margin, comprised 31.1% of total gross profit in 1999 compared to 37.0% of gross profit in 1998.

Operating Expenses. For the year ended December 31, 1999, operating expenses increased $5.8 million, or 13.5%, to $48.8 million from $43.0 million in 1998. Operating expenses as a percentage of net revenue increased to 67.0% in 1999 from 62.4% in 1998. This increase was primarily due to a $9.0 million write-off of purchased in-process research and development and a $3.8 million increase in amortization of intangibles related to the July 14, 1999 acquisition of CompassLearning by WRC Media. The increase was partially offset by a $3.0 million reduction in restructuring expenses, in 1999 when compared to 1998, and $4.0 million in associated effects of the restructuring and other general cost reductions including: $3.9 million reduction in compensation and outside services expenses, $0.4 million reduction in travel expenses, and a $0.3 million reduction in advertising expenses which was offset by a $0.3 million increase in commission expenses and $0.3 increase in other operating expenses.

Loss from operations. For the year ended December 31, 1999, loss from operations increased $4.5 million, or 128.6%, to $8.0 million from $3.5 million in 1998, and loss from operations as a percentage of net revenue increased to a negative 11.3% from a negative 5.2% in 1998. As described above, the increased loss from operations was primarily due to the $9.0 million write-off of purchased in-process research and development and the $3.8 million increase in amortization of intangible assets. This increased loss from operations was partially offset by higher gross margins and lower operating expenses excluding the write-off of purchased in-process research and development and amortization of intangible assets, previously mentioned.

Interest Expense. For the year ended December 31, 1999, interest expense increased $4.3 million, or 100.0%, to $8.6 million from $4.3 million in 1998 and interest expense as a percentage of net revenue increased to a negative 11.8% from a negative 6.2% in 1998. These increases were primarily due to higher loan balances during the first half of the year on subordinated debt, which carried a higher interest rate and increased borrowing relating to the acquisition of CompassLearning by WRC Media on July 14, 1999. As CompassLearning is jointly and severally liable for the new borrowings, the interest expense related to this debt is reflected in the financial statements of CompassLearning.

Loss before extraordinary item. For the year ended December 31, 1999, loss before extraordinary loss increased $8.4 million, or 107.7%, to $16.2 million from $7.8 million in 1998 and loss before extraordinary loss as a percentage of net revenue increased to a negative 22.3% from a negative 11.3% in 1998. As described above, the increase in net loss was primarily due to the $9.0 million write-off of in-process research and development and the $3.8 million increase in amortization of intangibles, offset by higher gross margin and lower expenses.

Extraordinary item. For the year ended December 31, 1999, CompassLearning recorded an extraordinary loss related to the write-off of deferred financing fees. The fees related to CompassLearning's old indebtedness were written off on November 17, 1999, when CompassLearning refinanced its indebtedness.

Net loss. For the year ended December 31, 1999, net loss increased $11.7 million, or 150.0%, to $19.5 million from $7.8 million in 1998 and net loss as a percentage of net revenue increased to a negative 26.8% from a negative 11.3% in 1998. These decreases were primarily due to the factors described above.

Liquidity and Capital Resources

WRC Media's sources of cash are its operating subsidiaries, Weekly Reader and CompassLearning, and a $30.0 million revolving credit facility. As of December 31, 2000, $0 of the revolving credit facility has been drawn. Additionally, we have applied for and received a stand-by letter of credit in the amount of $2.0 million in connection with a real estate lease. While this letter of credit is in effect, it reduces available borrowing under our revolving credit facility by $2.0 million.

For the January through June time period, WRC Media and its subsidiaries usually experience negative cash flow due to the seasonality of its business. As a result of this business cycle, borrowings usually increase during the period January through June time period, and borrowings generally will be at its lowest point in October. The Company's cash and cash equivalents decreased by $12.5 million during the year ended December 31, 2000.

WRC Media and its subsidiaries' principal uses of cash are for debt service, capital expenditures, working capital and acquisitions. For the year ended December 31, 2000, WRC Media and its subsidiaries' operations used $6.6 million in cash.

For the year ended December 31, 2000, WRC Media and its subsidiaries' investing activities consisted of capital expenditures of $3.0 million. Weekly Reader's capital expenditures, which consisted primarily of expenditures for prepublication costs at American Guidance, were $7.3 million and $5.9 million for the years ended December 31, 2000 and 1999, respectively. CompassLearning's capital expenditures, which consisted primarily of purchases of computer equipment, were $1.6 million for the year ended December 31, 2000, compared to $0.5 million of purchases of computer equipment for the same period in 1999.

WRC Media and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the year ended December 31, 2000, financing activities used cash of $3.0 million, which primarily resulted from repayments of $2.9 million of the senior secured term loans.

We believe that our current cash position, cash from operations and the availability under our revolving credit facility is sufficient to finance the Company's operations through December 31, 2001.

Working Capital

As of December 31, 2000, working capital for WRC Media and its subsidiaries was a deficit of $27.8 million. There are no unusual registrant or industry practices or requirements relating to working capital items.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted the provisions of EITF Issue No. 99-19, "Reporting Revenue as Principal versus Net as an Agent". As a result, the subsidiary financial statements of CompassLearning, Inc. have recorded all sales involving hardware components on the gross method for all periods ended in 1999 and 2000. CompassLearning could not restate its 1998 hardware revenue because of a lack of sufficient information. In 1999, the Company converted its financial systems to a new enterprise software-based system, which did not migrate the necessary hardware revenue information to properly restate 1998. This accounting change had no effect on gross profit in 1999 and 2000. The consolidated financial statements of WRC Media Inc. reflected this accounting change in its year
2000 results of operations.

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the Financial Accounting Standards Board Issued SFAS No. 138, which amended SFAS No. 133. These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company is required to adopt these standards in the first quarter of 2001. Based on Management's current understanding of the Statements, adoption is not expected to have a material impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 addresses various topics in revenue recognition including the recognition of revenue for contracts involving multiple deliverables. The adoption of SAB 101, which the Company adopted during 2000, did not have a material impact on the Company's financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including the following and other risks and factors identified from time to time in the Company's filings with the SEC:

o The Company's ability to continue to product successful supplemental education material and software products;

o The ability of the Company's print and electronic supplemental instructional materials to continue to successfully meet market needs;

o     The company's ability to maintain relationships with its creative talent;

o Changes in purchasing patterns in and the strength of educational, trade and software markets;

o     Competition from other supplemental education materials companies;

o Significant changes in the publishing industry, especially relating to the distribution and sale of supplemental educational materials;

o The effect on the Company of volatility in the price of paper and periodic increases in postage rates;

o The Company's ability to effectively use the internet to support its existing businesses and to launch successful new internet initiatives; and

o The general risks inherent in the market impact of rising interest rates with regard to its variable debt facilities.

The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

PART II

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk. Market risk, with respect to our business, is the potential loss arising from adverse changes in interest rates. We manage our exposure to this market risk through regular operating and financing activities and, when deemed appropriate, through the use of derivatives. We use derivatives as risk management tools and not for trading purposes.

We are subject to market risk exposure related to changes in interest rates on our $127.4 million (as of December 31, 2000) senior secured term loans under our senior credit facilities. Interest on borrowings under our senior credit facilities will bear interest at a rate per annum equal to:

      (1) for the revolving credit facility maturing in six years and the $28.7 million senior secured term loan A facility maturing in six years, the LIBO rate as defined in the credit agreement plus 3.25% or the alternate base rate as defined in the credit agreement plus 2.25% subject to performance-based step downs; and

      (2) for the $98.7 million senior secured term loan B facility maturing in seven years, the LIBO rate plus 4.00% or the alternate base rate plus 3.00%.

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

PART II

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements and
  Financial Statement Schedule

WRC MEDIA INC. AND SUBSIDIARIES (CO-ISSUER OF SENIOR
SUBORDINATED NOTES):
Report of Independent Public Accountants--Arthur Andersen
LLP
Consolidated Balance Sheets as of December 31, 1999 and 2000 Consolidated Statements of Operations for the period from May 14, 1999 (inception) to December 31, 1999 and for the Year Ended December 31, 2000
Consolidated Statements of Stockholders' Equity from
May 14, 1999 (inception) to December 31, 1999 and for the Year Ended December 31, 2000
Consolidated Statements of Cash Flows for the period from May 14, 1999 (inception) through December 31, 1999 and for the Year Ended December 31, 2000
Notes to Consolidated Financial Statements

WEEKLY READER CORPORATION AND SUBSIDIARIES (CO-ISSUER OF
SENIOR SUBORDINATED NOTES):
Report of Independent Public Accountants--Arthur Andersen
LLP
Report of Independent Auditors--Deloitte & Touche LLP
Consolidated Balance Sheets as of December 31, 1999 and
2000
Consolidated Statements of Operations for the Years Ended
December 31, 1998, 1999 and 2000
Consolidated Statements of Stockholders' Deficit for the

Years Ended December 31, 1998, 1999 and 2000
Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998, 1999 and 2000
Notes to Consolidated Financial Statements

COMPASSLEARNING, INC. (CO-ISSUER OF SENIOR SUBORDINATED NOTES):
Report of Independent Public Accountants--Arthur Andersen
LLP
Report of Independent Accountants--PricewaterhouseCoopers
LLP
Balance Sheets as of December 31, 1999 and 2000
Statements of Operations and Comprehensive Loss for the Year Ended December 31, 1998, for the period from
January 1, 1999 to July 13, 1999, for the period from
July 14, 1999 to December 31, 1999 and for the Year Ended
December 31, 2000
Statements of Stockholders' Deficit for the Year Ended
December 31, 1998 for the period from January 1, 1999 to July 13, 1999, for the period from May 12, 1999 to December 31, 1999 and for the Year Ended December 31, 2000 Statements of Cash Flows for the Year Ended December 31, 1998, for the period from January 1, 1999 to July 13, 1999, for the period from July 14, 1999 to December 31, 1999 and for the Year Ended December 31, 2000
Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of WRC Media Inc.:

We have audited the accompanying consolidated balance sheets of WRC Media Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from May 14, 1999 (inception) through December 31, 1999 and for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WRC Media Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the period from May 14, 1999 through December 31, 1999 and for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 23, 2001

WRC MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 2000
(dollars in thousands, except share data)

                                     ASSETS
CURRENT ASSETS:                                               1999        2000
                                                            --------    --------
     Cash and cash equivalents                              $ 15,521    $  2,968
     Accounts receivable, net (Note 3)                        47,394      42,930
     Inventories, net (Notes 2 and 4)                         14,682      14,605
     Prepaid expenses                                          2,961       3,454
     Other current assets (Note 18)                           20,258      17,409
                                                            --------    --------
                       Total current assets                  100,816      81,366

PROPERTY AND EQUIPMENT, net (Notes 2 and 7)                    7,898       8,105

PURCHASED SOFTWARE, net (Note 5)                               6,566       4,709

GOODWILL, net (Notes 1 and 2)                                295,384     229,498

IDENTIFIED INTANGIBLE ASSETS, net (Note 6)                   153,676     174,068

DEFERRED FINANCING COSTS, net (Note 2)                         7,843       6,693

OTHER ASSETS                                                      46          25
                                                            --------    --------
                       Total assets                         $572,229    $504,464
                                                            ========    ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

WRC MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 2000
(dollars in thousands, except share data)

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                                             1999         2000
                                                                              ---------    ---------
     Accounts payable                                                         $  21,999    $  19,767
     Accrued payroll, commissions and benefits                                   10,917        8,495
     Current portion of deferred revenue (Note 2)                                35,961       36,455
     Other accrued liabilities (Note 8)                                          38,990       39,991
     Current portion of long-term debt (Note 9)                                   2,939        4,488
                                                                              ---------    ---------
           Total current liabilities                                            110,806      109,196

DEFERRED REVENUE, net of current portion (Note 2)                                 1,780        1,868

DUE TO RELATED PARTY                                                              2,946        2,946

LONG-TERM DEBT (Note 9)                                                         273,617      269,469

OTHER LONG-TERM LIABILITIES                                                          14           --
                                                                              ---------    ---------
           Total liabilities                                                    389,163      383,479
                                                                              ---------    ---------

15% SERIES B PREFERRED STOCK SUBJECT TO REDEMPTION, including accrued dividends (Note 10) (Liquidation preference of $75,000 plus accrued dividends)
                                                                                 64,767       77,796
                                                                              ---------    ---------

WARRANTS ON PREFERRED STOCK                                                      11,751       11,751
                                                                              ---------    ---------

COMMON STOCK SUBJECT TO REDEMPTION  (Note 11)                                     1,265        1,190
                                                                              ---------    ---------

STOCKHOLDERS' EQUITY (Note 14):
     Common stock, ($.01 par value, 20,000,000 shares authorized; 6,855,853          69           69
         and 6,851,821 outstanding in 1999 and 2000, respectively)
     Additional paid-in capital                                                 126,063      126,063
     Accumulated comprehensive income                                                --            9
     Accumulated deficit                                                        (20,849)     (95,893)
                                                                              ---------    ---------
           Total stockholders' equity                                           105,283       30,248
                                                                              ---------    ---------
           Total liabilities and stockholders' equity                         $ 572,229    $ 504,464
                                                                              =========    =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

WRC MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM MAY 14, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999 AND FOR THE YEAR ENDED DECEMBER 31, 2000
(dollars in thousands)

                                                                            1999         2000
                                                                        ---------    ---------
REVENUES, net                                                           $  50,570    $ 218,847

COST OF GOODS SOLD                                                         16,102       68,512
                                                                        ---------    ---------
           Gross profit                                                    34,468      150,335
                                                                        ---------    ---------

OPERATING COSTS AND EXPENSES:
     Sales and marketing                                                   14,030       49,148
     Research and development                                               3,861        4,949
     Distribution, circulation and fulfillment                              1,959       13,019
     Editorial                                                              1,374       10,519
     General and administrative                                             5,571       25,233
     Write-off of in-process research and development costs (Note 13)       9,000           --
     Depreciation and amortization                                          6,243       73,798
                                                                        ---------    ---------
           Total operating costs and expenses                              42,038      176,666
                                                                        ---------    ---------

           Loss from operations                                            (7,570)     (26,331)

INTEREST EXPENSE, INCLUDING AMORTIZATION OF                                (8,457)     (35,315)
     DEFERRED FINANCING COSTS

OTHER, net                                                                     32          266
                                                                        ---------    ---------
           Loss before income tax provision and extraordinary item        (15,995)     (61,380)

INCOME TAX PROVISION                                                           --          635
                                                                        ---------    ---------
           Loss before extraordinary item                                 (15,995)     (62,015)

EXTRAORDINARY ITEM - WRITE-OFF OF DEFERRED FINANCING COSTS                 (3,336)          --
                                                                        ---------    ---------
           Net loss                                                     $ (19,331)   $ (62,015)
                                                                        =========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

WRC MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM MAY 14, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999 AND FOR THE YEAR ENDED DECEMBER 31, 2000
(in thousands)

                                                                Common Stock      Additional
                                                             -------------------   Paid-in      Accumulated    Comprehensive
                                                              Shares     Value     Capital        Deficit          Income
                                                             --------   --------   --------     -----------    -------------
Balance at May 14, 1999-                                           --   $     --   $     --       $     --        $     --
     Issuance of common stock, net                              6,649         67    122,354             --              --
     Value of stock issued in connection
       with senior notes                                           207         2      3,709             --              --
     Net loss                                                      --         --         --        (19,331)             --
     Preferred stock dividends                                     --         --         --         (1,406)             --
     Accretion of preferred stock warrants                         --         --         --           (112)             --
                                                             --------   --------   --------       --------        --------
Balance at December 31, 1999-                                   6,856         69    126,063        (20,849)             --
     Acquisition of common stock
       subject to redemption                                       (4)        --         --            --               --
     Net loss                                                      --         --         --        (62,015)
     Preferred stock dividends                                     --         --         --        (12,122)             --
     Accretion of preferred stock                                  --         --         --           (908)             --
     Unrealized gain on investments                                --         --         --             --               9
                                                             --------   --------   --------       --------        --------
Balance at December 31, 2000-                                   6,852   $     69   $126,063       $(95,893)       $      9
                                                             ========   ========   ========       ========        ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

WRC MEDIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM MAY 14, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999 AND FOR THE YEAR ENDED DECEMBER 31, 2000 (dollars in thousands)

                                                                                     1999         2000
                                                                                   ---------    ---------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss                                                                         $ (19,331)   $ (62,015)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                    9,067       75,966
      Write-off of in-process research and development costs                           9,000           --
      Extraordinary item                                                               3,336           --
      Gain on disposition of marketable securities                                        --          (16)
      Amortization of debt discount                                                       --          339
      Amortization of deferred financing fees                                            555        1,150
      Changes in assets and liabilities-
           Decrease in accounts receivable                                             9,354        4,464
           Decrease in inventories                                                        34           77
           (Increase) decrease in prepaid expenses and other current assets             (882)       2,377
           Increase in goodwill and other intangibles                                   (864)     (25,578)
           Increase (decrease) in accounts payable                                     3,345       (2,232)
           Increase  in due to related party                                           2,161           --
           Increase (decrease) in current and noncurrent deferred revenue             (5,189)         582
           Decrease in non-current assets                                                (46)        (230)
           Increase (decrease) in current and noncurrent accrued liabilities           4,964       (1,435)
                                                                                   ---------    ---------
                    Net cash provided by (used in) operating activities               15,504       (6,551)
                                                                                   ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of business, net of cash acquired                                        (466,919)          --
  Capital expenditures                                                                  (700)      (3,005)
  Proceeds from disposition of securities                                                 --           16
                                                                                   ---------    ---------
                    Net cash used in investing activities                           (467,619)      (2,989)
                                                                                   ---------    ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net proceeds from long-term debt                                                   303,894           --
  Repayments of long-term debt                                                       (27,338)      (2,938)
  Increase in deferred financing fees                                                (11,317)          --
  Proceeds from sale of preferred stock                                               75,000           --
  Proceeds from issuance of common stock                                             123,686           --
  Purchase of common stock subject to redemption                                          --          (75)
  Proceeds from issuance of warrants                                                   3,711           --
                                                                                   ---------    ---------
                    Net cash provided by (used in) financing activities              467,636       (3,013)
                                                                                   ---------    ---------
                    Increase (decrease) in cash and cash equivalents                  15,521      (12,553)

CASH AND CASH EQUIVALENTS, beginning of period                                            --       15,521
                                                                                   ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                           $  15,521    $   2,968
                                                                                   =========    =========

                                                          1999         2000
                                                       ---------    ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the period for interest         $   4,220    $  33,417
                                                       =========    =========
      Cash paid during the year for income taxes       $      --    $     635
                                                       =========    =========
      Preferred stock dividends accrued                $   1,406    $  12,122
                                                       =========    =========
      Accretion of preferred stock                     $     112    $     908
                                                       =========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

WRC MEDIA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS ORGANIZATION

The accompanying consolidated financial statements include the accounts of WRC Media Inc. (WRC) and its subsidiaries - Weekly Reader Corporation ("Weekly Reader"), and CompassLearning, Inc ("Compass"). WRC was incorporated on May 14, 1999. The term "Company" refers to WRC and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Business

The Company is in the business of developing, publishing and marketing print and electronic supplemental education materials. Certain of the Company's products have been sold in the education marketplace for as long as 70 years. The Company's customers are primarily concentrated within the United States.

Acquisitions

On July 14, 1999, WRC acquired Compass in a business combination accounted for as a purchase.

The total cost of the acquisition of Compass was $61,935 (including $2,687 of acquisition costs) and was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows-

      Net liabilities assumed               $ (6,290)
      Purchased software                       7,430
      In-process research and development      9,000
      Other intangible assets                 24,700
      Goodwill                                27,095
                                            --------
                                            $ 61,935
                                            ========

On November 17, 1999, WRC completed the recapitalization and purchase of Weekly Reader and its subsidiaries. As a result of these transactions, WRC owns 94.9% and PRIMEDIA Inc. ("PRIMEDIA") owns 5.1% of the common stock of Weekly Reader.

The recapitalization and purchase of Weekly Reader consisted of the following:

      o The issuance of $152,000 in aggregate principal amount of 12 3/4% Senior Subordinated Notes due 2009 by WRC, Weekly Reader and Compass.

      o WRC loaned Weekly Reader $112,363 of the principal amount of the 12 3/4% Senior Subordinated Notes.

      o The completion of the senior bank credit facility by WRC, Weekly Reader and Compass as borrowers, comprising of a $30,000 revolving credit facility, a $31,000 term A loan and a $100,000 term B loan.

      o The issuance of $75,000 of 15% Series B Preferred Stock by WRC and the related issuance of Weekly Reader Preferred Stock to WRC, with substantially identical terms to the WRC preferred stock.

      o The purchase by Weekly Reader of 71.7% of its common stock outstanding from PRIMEDIA for $287,363.

WRC MEDIA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

      o The purchase by WRC for $107,638 of the remaining 23.2% of Weekly Reader's common stock outstanding.

The acquisition of 94.9% of the stock of Weekly Reader by WRC Media has been reflected as a business combination accounted for as a purchase. The total cost of the acquisition, including transaction costs aggregated $429,201. An allocation of the purchase cost has been allocated to major categories of assets and liabilities acquired based on estimated fair market value as follows-

      Net assets acquired (including acquired goodwill)   $142,786
      Identified intangibles                               240,019
      Goodwill                                              46,396
                                                          --------
                                                          $429,201
                                                          ========

During 2000, the allocation of the purchase price was finalized. The most significant adjustment to the preliminary allocation was the valuation of the non-compete agreement with PRIMEDIA. The net effect of the allocation was the reclass of approximately $76,000 related to the non-compete agreement from goodwill.

Unaudited proforma information, assuming that the acquisition of Compass and the recapitalization and acquisition of Weekly Reader had occurred on January 1, 1999, is as follows:

                                                                Year Ended
                                                            December 31, 1999
                                                            -----------------
      Revenues                                                  $ 217,982
      Gross profit                                                148,844
      Loss from operations                                        (24,331)
      Loss before extraordinary item                              (58,606)
      Net loss                                                    (61,942)

The unaudited pro forma information is presented for informational purposes only and does not purport to present what the results of operations would have been had the acquisition of Compass and the acquisition and recapitalization of Weekly Reader, in fact, occurred on January 1, 1999 or to project the results of operations for any future period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

WRC MEDIA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. The Company periodically evaluates the realizability of inventories and adjusts its allowance for excess or obsolete inventory as necessary.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. The carrying values of cash, accounts receivable, and accounts payable approximate fair value based on the short-term nature of these financial instruments.

The carrying values of the Company's Senior Bank Credit Facilities are assumed to approximate the market value due to the variable interest rates on these instruments. The estimated fair values of other financial instruments as of December 31, 2000 are as follows:

                                             Carrying Amount  Fair Value
                                             ---------------  ----------
12 3/4 % Senior Subordinated Notes             $146,194        $121,600

There is no market value information available for the preferred stock and a reasonable estimate could not be made without incurring excessive costs.

Securities

The Company classifies its securities as available for sale. Accordingly, the securities are reflected at fair value with unrealized gains or losses, net of the related tax effect, excluded from income and reported as other comprehensive income (loss).

Software Development Costs

R&D costs are charged to expense when incurred. The Company capitalizes software development costs by project commencing when technological feasibility is established and concluding when the product is ready for commercial release. Additionally, the Company capitalizes acquired technologies that meet the provisions of SFAS No. 86. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. Software development costs are amortized on a straight-line basis over four years or the expected life of the product, whichever is less. The Company periodically evaluates the net realizable value of capitalized software development costs based on factors such as budgeted sales, product development cycles and management's market emphasis.

WRC MEDIA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

Goodwill

Goodwill represents the excess of the purchase price of companies acquired over the fair value of their net assets at the acquisition date. Goodwill associated with the acquisition of Compass is being amortized on a straight-line basis over 7 years while goodwill associated with the acquisition of Weekly Reader is being amortized on a straight-line basis over 40 years. Goodwill amortization charged to operations from the period from May 14, 1999 (inception) through December 31, 1999 was $2,271 and for the year ended December 31, 2000 was $9,728.

Deferred Financing Fees

Deferred financing fees are related to direct costs paid by the Company in connection with their financing agreements. These costs are deferred and are being amortized on a straight-line basis over the term of the related debt. Amortization expense charged to operations for the period from November 17, 1999 (the date of the financing) through December 31, 1999 was $138 and for the year ended December 31, 2000 was $1,150.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets. Depreciation is provided principally on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Leasehold improvements are depreciated over the shorter of their useful life or lease term.

Long-Lived Assets

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, long-lived assets and identifiable intangible assets, including goodwill, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. The Company does not believe that any events or circumstances have occurred in 2000 which would indicate an impairment loss.

Revenue Recognition

Subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription. Sales of books, tests and other items are generally recognized as revenue upon shipment, net of an allowance for returns.

The Company recognizes software-based product revenues in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2. Under SOP 97-2, the Company recognizes revenue for hardware and software sales upon shipment of the product, provided collection of the receivable is probable, payment is due within one year and the fee is fixed or determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If significant post-delivery obligations exist, revenues are deferred until no significant obligations remain. Revenue from service contracts, instruction and user training is recognized ratably as the services are performed and post-contract support is recognized ratably over the related contract. Deferred revenue represents the Company's obligation to perform under signed contracts.

WRC MEDIA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

For contracts with multiple obligations (e.g., deliverable and undeliverable products, maintenance and other postcontract support), the Company allocates revenue to each component of the contract based on vendor specific objective evidence of its fair value, which is specific to the Company, or for products not being sold separately, the price established by management. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is required to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

Expense Recognition and Direct-Response Advertising Costs

Marketing, selling, distribution, editorial, and other general and administrative expenses are generally expensed as incurred. Certain editorial costs relating to the American Guidance product lines are deferred and amortized using both straight-line and accelerated methods over a period of up to ten years. Capitalized editorial costs are recorded as prepublication costs. As of December 31, 1999 and 2000, other intangible assets on the accompanying balance sheets, include prepublication costs, net of amortization, of $5,337 and $9,366.

Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogs and subscription promotions. These direct-response advertising costs are capitalized and amortized over the estimated period of future benefit using a ratio of current period revenues to total current and estimated future period revenues. The amortization periods range from ten months to twelve months subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and selling expenses on the accompanying statements of consolidated operations. Direct-response advertising costs, net of accumulated amortization of approximately $2,700 and $2,887 at December 31, 1999 and 2000, respectively, are included in other intangible assets on the accompanying consolidated balance sheets.

Recent Accounting Pronouncements

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the Financial Accounting Standards Board Issued SFAS No. 138, which amended SFAS No. 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company is required to adopt these standards in the first quarter of 2001. Based on Management's current understanding of the statements, adoption is not expected to have a material impact on the Company's financial statements.

WRC MEDIA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 addresses various topics in revenue recognition including the recognition of revenue for contracts involving multiple deliverables. The adoption of SAB 101, which the Company adopted during 2000, did not have a material impact on the Company's financial statements.

Concentration of Credit Risk

The Company's customers include schools and other institutions. Accounts receivable are generally unsecured and a provision for estimated doubtful accounts is provided. There are no concentrations of business transacted with a particular customer or supplier, nor concentrations of revenue from a particular service or geographic area.

Segment Reporting

The Company has determined that it has one reportable segment in accordance with SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which is educational publishing.

Reclassifications

Certain reclassifications have been made to the prior years consolidated financial statements to conform them to the current year presentation.

3. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1999 and 2000, are as follows:

                                                         1999        2000
                                                       -------     -------
      Accounts receivable-gross                        $53,274     $47,387
      Less-
           Allowance for doubtful accounts               2,306       1,794
           Allowance for returns and rebates             3,574       2,663
                                                       -------     -------
                                                       $47,394     $42,930
                                                       =======     =======

4. INVENTORIES

Inventories at December 31, 1999 and 2000, are as follows:

                                                         1999        2000
                                                       -------     -------
      Finished goods                                   $16,293     $16,173
      Raw materials                                      1,183       1,471
      Less - allowance for obsolescence                  2,794       3,039
                                                       -------     -------
                                                       $14,682     $14,605
                                                       =======     =======

WRC MEDIA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

5. PURCHASED SOFTWARE

Purchased software at December 31, 1999 and 2000, consists of the following:

                                                        1999         2000
                                                       ------       ------
      Purchased software                               $7,430       $7,430
      Less - accumulated amortization                     864        2,721
                                                       ------       ------
                                                       $6,566       $4,709
                                                       ======       ======

Amortization of purchased software and capitalized software development costs are included in cost of products sold.

6. IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets consist of identified intangible assets resulting from the acquisitions described in Note 1. As of December 31, 1999 and 2000, identified intangible assets consisted of the following:

                                   -----------------------------------------------------------------------
                                              December 31, 1999              December 31, 2000
                                   -----------------------------------------------------------------------
                                      Amount              Life          Amount                Life
                                   -----------------------------------------------------------------------

Customer lists                       $ 62,911      7-9 Years            $   62,911       7-9 Years
Trademarks                             49,991      1 1/2 to 40 Years        49,991       1 1/2 to 40 Years
Copyrights                             14,633      8 Years                  14,633       8 Years
Product titles                         13,475      7 Years                  13,475       7 Years
Pre-publication costs                   5,952      5 Years                  11,786       5 Years
Tradename                               3,520      4 Years                   3,520       4 Years
Workforce in place                      2,980      3 Years                   2,980       3 Years
Direct response advertising             3,877      1 Year                    7,426       1 Year
Non-compete agreements (See Note 1)     1,107      2 Years                  77,550       2 Years
Databases                                 560      4-10 Years                  560       4-10 Years
Other                                      61                                  174
                                   ----------                           ----------
            Total                     159,067                              245,006
Less - accumulated amortization        (5,391)                             (70,938)
                                   ----------                           ----------
            Total                    $153,676                           $  174,068
                                   ==========                           ==========

WRC MEDIA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

7. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1999 and 2000, are as follows:

                                             -----------------------------------------------------------------
                                                 December 31, 1999                  December 31, 2000
                                             -----------------------------------------------------------------
                                              Amount              Life           Amount          Life
                                             -----------------------------------------------------------------
Land and buildings                           $  707                             $   707
Machinery, equipment and
  computer equipment                           4,840           3-10 Years         6,567       3-10 Years
Leasehold improvements                           833           3 Years            1,223       3 Years
Furniture and fixtures                           690           3-10 Years         1,418       3-10 Years
Internal use software                          1,368           5 Years            1,471       5 Years
                                             -------                           -------
           Total                               8,438                             11,386
Less - accumulated depreciation
    and amortization                            (540)                            (3,281)
                                             -------                            -------
           Property and equipment, net       $ 7,898                            $ 8,105
                                             ======                             =======

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 1999 and 2000, are as follows:

                                                        1999         2000
                                                      -------      -------
      Rabbi Trust (Note 18)                           $18,220      $16,757
      Royalties                                         1,973        1,284
      Accrued acquisition costs                         6,243       11,510
      Accrued interest payable                          3,682        4,421
      Pension liability (Note 16)                       1,635        1,978
      Taxes payable, other than income                    547          513
      Other                                             6,690        3,528
                                                      -------      -------
                                                      $38,990      $39,991
                                                      =======      =======

9. LONG-TERM DEBT

In connection with the recapitalization and purchase of Weekly Reader during November 1999, the Company, Weekly Reader and Compass entered into the Senior Subordinated Note and Senior Bank Credit Facility.

WRC MEDIA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

At December 31, long-term debt consists of the following:

                                As of December 31, 1999                             As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------
Debt                Face      Unamortized    Principal      Book         Face      Unamortized   Principal       Book
Instrument          Value       Discount     Payments       Value        Value       Discount     Payments       Value
------------------------------------------------------------------------------------------------------------------------
Senior Bank-
Term A (b)        $  31,000     $      --    $     387    $  30,613     $  30,613    $      --    $   1,938    $  28,675
Senior Bank-
Term B (b)          100,000            --          250       99,750        99,750           --        1,000       98,750
Revolving
Credit (b)               --            --           --           --            --           --           --           --
Senior
Subordinated
Notes (a)           152,000         5,807           --      146,193       152,000        5,468           --      146,532
                  ------------------------------------------------------------------------------------------------------
Total debt          283,000         5,807          637      276,556       282,363        5,468        2,938      273,957
Less - current
portion              (2,939)           --           --       (2,939)        4,488           --           --        4,488
                  ------------------------------------------------------------------------------------------------------
Long-term
debt              $ 280,061     $   5,807    $     637    $ 273,617     $ 277,875    $   5,468    $   2,938    $ 269,469
                  =========     =========    =========    =========     =========    =========    =========    =========

(a) In connection with the recapitalization of the Company in 1999, the Company, Weekly Reader and Compass were all co-issuers of 152,000 units consisting of $152,000 in aggregate principal amount of 12 3/4% Senior Subordinated Notes (the Notes) due 2009 and 205,656 shares of common stock. Interest on the Notes is payable semi-annually, on May 15 and November 15. For the year ending December 31, 2000, $19,380 of interest was paid on the Notes.

      Based upon an independent valuation, $148,289 was allocated to the value of the Notes while $3,711 was the value ascribed to the common stock. The Notes were issued net of a $2,096 discount, which is being accreted to maturity using the effective interest method.

      Prior to November 15, 2002, the Company may redeem up to 35% of the Notes with net cash proceeds of certain sales of equity securities at a price of 112.75% of the principal amount, plus accrued and unpaid interest.

      On or after November 15, 2004, the Company may redeem the Notes at a redemption price of 106.375% of the principal amount, plus accrued interest thereon decreasing annually to 100% in 2007 and thereafter.

      The Notes are unconditionally guaranteed by the subsidiaries of the Company.

(b) The Senior Bank Credit Facilities are comprised of the $30,000 revolving credit facility maturing in 2005, the $31,000 term loan A facility maturing in 2005 and the $100,000 term loan B facility maturing in 2006. During 2000, the Company applied for and received an annually renewable stand-by letter of credit in the amount of $2,000 in connection with a real estate lease entered into by the Company. While this letter of credit is in effect, the Company's available borrowing under the revolving credit facility is reduced by $2,000. As of December 31, 2000 there had been no drawings against this letter of credit. As of December 31, 2000, the revolving credit facility balance was $0. The term loan A facility and the term loan B facility amortize in quarterly installments.

WRC MEDIA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

Loans under the senior bank credit facilities bear interest at a rate per annum equal to the following:

      1. For the revolving credit facility and the term loan A facility, the LIBO rate as defined in the credit agreement, plus 3.25% or the alternate base rate as defined in the credit agreement, plus 2.25% (subject to performance-based step downs). As of December 31, 2000, term loan A loans outstanding had interest rates that ranged from 9.89% to 10.05%.

      2. For the term loan B facility, the LIBO rate plus 4.00% or the alternate base rate plus 3.00%. As of December 31, 2000, term loan B loans outstanding had interest rates that ranged from 10.64% to 10.76%.

      In addition to paying interest on outstanding loans under the Senior Bank Credit Facilities, the Company is required to pay a commitment fee to the lenders associated with the revolving credit facility in respect to the unused commitments thereunder at a rate of 0.5% per annum (subject to performance-based step downs).

The Senior Bank Credit Facilities are subject to mandatory prepayment with:

      o     the proceeds of the incurrence of certain indebtedness

      o     the proceeds of certain asset sales or other dispositions

      o     the proceeds of issuances of certain equity offerings

      o annually beginning in 2000, 50% of the Company's excess cash flow (as defined in the credit agreement) from the prior year.

No events occurred during 2000 to cause mandatory prepayments to be required.

The borrowing agreements provides for certain restrictions, including restrictions on asset sales, dividend payments, additional indebtedness payments for restricted investments. In addition, the borrowing agreements provide for the maintenance of certain financial covenants, including a limit on the consolidated leverage ratio and maintenance of a minimum fixed charged coverage ratio.

Maturities of long-term debt are as follows:

         2001                                         $  4,488
         2002                                            6,037
         2003                                            7,588
         2004                                            8,362
         2005                                           25,750
         Thereafter                                    227,200
                                                      ---------
         Total                                        $279,425
                                                      ========

WRC MEDIA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

10. PREFERRED STOCK

The Company has authorized the issuance of up to 20,000,000 shares of preferred stock in one or more series as designed by the board of directors. In connection with the recapitalization described in Note 1, the Company issued 3,000,000 shares of 15% Series B Preferred Stock, due in 2011 with a liquidation preference of $25.00 per share. The Preferred Stock shall accrue dividends at a rate of 15% per annum, subject to adjustment under certain conditions.

In connection with the issuance of the Series B Preferred Stock described above, the Company issued to the senior preferred stockholders, Preferred Stock Warrants, which entitle the senior preferred stockholders to acquire 422,784 shares of Weekly Reader voting common stock and 1,495 shares of Compass common stock. These warrants entitle the holders to acquire 13% of voting common stock of Weekly Reader and Compass at an exercise price of $0.01 per share. Based upon an independent valuation, the Company allocated the $75,000 proceeds from the issuance of the preferred stock as follows:

           15% Series B Preferred Stock      $63,249
           Weekly Reader Warrants              9,133
           Compass Warrants                    2,618
                                             -------
                                             $75,000
                                             =======

The present value of the preferred stock is being accreted to maturity using the effective interest method. Accretion expense for the period from November 17, 1999 through December 31, 1999 amounted to $112 and for the year ended December 31, 2000 was $908.

Prior to December 31, 2004, or such earlier dividend date as the Company may elect, the Company will pay dividends in-kind. After December 31, 2004, dividends will be paid in cash. During the period from November 17 through December 31, 1999, accrued preferred stock dividends amounted to $1,406 and for the year ended December 31, 2000, amounted to $12,122, and are payable in additional shares of preferred stock. The Company may redeem the preferred stock, including unpaid dividends, prior to November 17, 2002, or after November 17, 2004, subject to certain conditions.

11. COMMON STOCK SUBJECT TO REDEMPTION

In connection with the recapitalization of Weekly Reader in 1999 and merger with the Company, the Company sold 68,008 shares of common stock to certain executives at a price of $18.60 per share. During the year ended December 31, 2000, 9,408 of such shares were repurchased from two former executives for $175, and 5,376 shares were sold to a newly hired executive for $100. Under certain conditions, the shareholders can require the Company to repurchase the shares.

WRC MEDIA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

12. INCOME TAXES

For the period ended December 31, 2000, the Company had net operating loss carryforwards of approximately $97,500. No tax benefit has been reflected in the accompanying financial statements as the utilization of the operating loss carryforwards is not considered more likely than not. Accordingly, this amount has been fully offset by a valuation allowance. To the extent that the Company generates book taxable income in future years, the income tax provision will reflect the realization of such benefits.

The reconciliation of the federal statutory rate with the effective income tax rate reflected in the financial statements is as follows:

                                                            1999        2000
                                                           -----      ------
            Federal income tax benefit at statutory rate    35.0%       35.0%
            State income tax (net of federal benefit)       (1.0)        2.4
            Write-off of in process R&D                    (16.3)         --
            Goodwill amortization                           (5.5)      (25.9)
            Other                                           (0.7)       (0.4)
            Valuation allowance                            (11.5)     (11.14)
                                                           =====      ======
                                                              --%         --%
                                                           =====      ======

Deferred tax assets and liabilities are comprised of the following at December 31, 1999 and 2000:

                                                     1999        2000
                                                   --------    --------
            Goodwill amortization                  $    303    $     --
            Deferred financing fees                     263          --
            Other                                     1,163          --
                  Gross deferred tax liabilities      1,729          --
                                                   --------    --------

            Net operating loss carryforward           3,784      36,476
            Depreciation and amortization               234      26,545
            Accrued liabilities                         473         241
            Other                                        70       3,182
                                                   --------    --------
                    Gross deferred tax assets         4,561      66,444
                                                   --------    --------

            Net deferred tax assets                   2,832      66,444
            Valuation allowance                      (2,832)    (66,444)
                                                   --------    --------
            Net deferred tax assets                $     --    $     --
                                                   ========    ========

WRC MEDIA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

13. IN-PROCESS RESEARCH AND DEVELOPMENT

During the period from July 14, 1999, through December 31, 1999, the Company charged to operations $9,000 related to the write-off of purchased in-process research and development (R&D) costs acquired in connection with the acquisition of Compass (Note 1).

The nature of the efforts required to develop the acquired in-process technologies into commercially viable products principally relate to the completion of all planning, designing, coding, and testing activities that are necessary to establish that the products can be produced to meet their design requirements, including functions, features and technical and economic performance requirements.

The valuation of the in-process research and development as a result of Compass acquisition was predicated on a determination that the developmental projects at the time of the acquisition were not technologically feasible and had no alternative use. This conclusion was attributable to the fact that Compass had not completed a working model that had been tested and proven to work at performance levels which were expected to be commercially viable and that the technologies of the projects have no alternative use other than as a software application. The value is attributable solely to the development efforts completed as of the acquisition date.

The Company allocated values to the in-process R&D based on an assessment by an independent valuation expert of the R&D projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction on next generation internet-based technologies and products.

The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flow to their present values. The present value calculations were then adjusted to reflect the estimated percent complete of each project, a procedure designed to reflect the value creation efforts of the target companies prior to the close of the acquisition.

The developmental projects were evaluated in the context of Statement of Financial Accounting Standards (SFAS) No. 2, Accounting for Research and Development Costs, including its related interpretation, and SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold Leased, or Otherwise Marketed. In process R&D involves products which fall under the following definitions of R&D (as defined in SFAS No. 2):

      o Research is defined as the planned search or critical investigation aimed at discovery of new knowledge with the hope that such knowledge will be useful in developing a new product, service, process, technique or bringing about a significant improvement to an existing product or process.

      o Development is defined as the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. It includes the conceptual formulation, design, and testing of product alternatives, construction of prototypes, and operation of pilot plants.

Activities specifically excluded from R&D include engineering follow-through in an early phase of commercial production; routine, ongoing efforts to refine or enhance an existing product; and the adaptation of existing capabilities to a particular customer's needs.

WRC MEDIA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

In order to calculate the value of the in-process R&D, the income approach was employed. Each of the significant ongoing R&D projects was identified and valued through interviews and analysis of product development data provided by management concerning project descriptions, their respective stage of development, the time and resources needed to complete the project, expected income generating ability and associated risks.

The resulting cash flows were discounted to their present value by applying appropriate discount rates considering each asset's relative risk. The discount rate selected for the in-process technologies was 20%. In the selection of the appropriate discount rate, consideration was given to the weighted average cost of capital. The discount rate utilized for the in-process technologies was higher than the Company's overall rates of return due to the risk of realizing cash flows from products that had yet to reach technological feasibility. The returns on all the acquired assets were established and weighted to ensure the rates were reasonable in the context of the overall required return.

14. STOCKHOLDERS' EQUITY

Stock Options

During 1999, the Company granted options to purchase 301,724 at $18.60 per share. The options vest as follows: 33%, in 1999, 33% in 2000 and 34% in 2001. No options were exercised in 1999.

In 2000, the Company adopted the WRC Media Inc. and Subsidiaries Year 2000 Stock Option Plan (the "Plan"). The purpose of the Plan is to encourage and enable the officers, employees, directors, consultants and other key persons of WRC Media Inc., and its Parents, Subsidiaries and Affiliates, upon whose judgment, initiative and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. The Plan shall be administered by the Board of Directors ("Board"), or by a committee or committees of the Board, comprised of not less than two Directors.

The exercise price per share for the Stock covered by a Stock Option shall be determined by the Board at the time of grant but shall not be less than 100% of the Fair Market Value on the date of grant in the case of Incentive Stock Options. "Fair Market Value" of the Stock on any given date means the fair market value of the Stock determined in good faith by the Board. During 2000, the Company granted options to purchase 307,523 options at $18.60 per share. The options vest evenly over four years from the date of grant.

The Company accounts for options issued to employees under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by the statement, the Company has chosen to continue to account for stock based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had the fair value method of accounting been applied to the Company's stock plan, which requires recognition of compensation cost using a pricing model, the net loss would have increased by $60 and $388, respectively for the period from May 14, 1999, (inception) to December 31, 1999, and the year ended December 31, 2000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.7% and 6.1% for 1999 and 2000; expected dividend yield of zero percent for 1999 and 2000; and expected term of 5 years and 4 years with no expected volatility for 1999 and 2000, respectively.

WRC MEDIA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

A summary of the option plan is as follows:

                                                  Year Ended                    Year Ended
                                              December 31, 1999              December 31, 2000
                                           ------------------------     --------------------------
                                                     Weighted Average              Weighted Average
Employee Stock Options                      Shares   Exercise Price      Shares     Exercise Price
----------------------                     --------  ----------------   --------   ----------------
Outstanding, beginning of year                    --            --       301,724      $   18.60

     Granted                                 301,724   $     18.60       307,523          18.60
     Forfeited                                    --            --        (7,123)         18.60
                                           ---------                    --------
Outstanding, end of year                     301,724   $     18.60       602,124          18.60
                                           =========                    ========

Options exercisable at year end               99,598                     298,778
                                           =========                    ========

Weighted-average fair value of options
      granted during the period            $   18.60                    $  18.60
                                           =========                    ========

The following table summarizes information about employee stock options outstanding at December 31, 2000:

                                      Options Outstanding                            Options Exercisable
                 ---------------------------------------------------------   ----------------------------------
   Range of                              Weighted Average                    Number
  Exercise       Number Outstanding at   Remaining                           Exercisable at
   Prices        December 31, 2000       Contractual Life   Exercise Price   December 31, 2000   Exercise Price
---------------  ---------------------   ----------------   --------------   -----------------   --------------
   $ 18.60            602,124               2.5 years         $ 18.60            298,778            $ 18.60
===============  =====================   ================   ==============   =================   ==============

15. RELATED PARTY TRANSACTIONS

Management Agreements

In connection with the acquisition of Weekly Reader and Compass, the Company entered into management agreements with a significant shareholder. The significant provisions of these management agreements are as follows-

Since the date of the acquisition of Compass, the shareholder has been providing to Compass management consulting and financial advisory services, and Compass has been paying to the shareholder an annual management fee of $150,000, payable quarterly, and has reimbursed the shareholder for reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services. On November 17, 1999, Compass and the shareholder amended the terms of Compass management agreement with the shareholder, which relieved Compass of its obligation to pay management fees to the shareholder.

WRC MEDIA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

In accordance with Weekly Reader's management agreement, the shareholder provides to Weekly Reader management consulting and financial advisory services. As a result of Weekly Reader's management agreement and the amendment of CompassLearning's management agreement, Compass and Weekly Reader will reimburse the shareholder for reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services and, beginning in the first quarter of 2001, will be obligated to pay to the shareholder annual aggregate management fees for services to both Compass and Weekly Reader totaling $950,000, payable quarterly.

16. RETIREMENT PLANS

Substantially all of the Company's employees are eligible to participate in a defined contribution plan of the Company as of January 1, 2000. In 1998 and 1999 all of Weekly Reader's employees were eligible to participate in a PRIMEDIA defined contribution plan. On January 1, 2000, all active employees of the Company enrolled in PRIMEDIA's defined contribution plan were eligible to be transferred to the Company's plan. The expense recognized by the Company for the Company's plan was $753 for the year ended December 31, 2000.

A subsidiary of Weekly Reader sponsors a defined benefit pension plan (the "American Guidance Plan") for the benefit of its employees. The benefits to be paid under the American Guidance Plan are based on years of service and compensation amounts for the average of the highest five consecutive plan years. The American Guidance Plan is funded by means of contributions to the plan's trust. The pension funding policy is consistent with the funding requirements of U.S. Federal and other governmental laws and regulations. Plan assets consist primarily of fixed income, equity and other short-term investments.

The following tables set forth the American Guidance Plan's funded status as of December 31, 2000, and the amounts recognized in the Company's consolidated statements of operations and accumulated deficit from the acquisition date through December 31, 2000:

                                                                    1999        2000
                                                                  --------    --------
Change in benefit obligation-
     Projected benefit obligation at acquisition date             $  8,455    $  8,567
         Service cost                                                   85         544
         Interest cost                                                  76         671
         Actuarial loss                                                (17)        872
         Benefits paid                                                 (32)       (384)
                                                                  --------    --------
              Projected benefit obligation at December 31, 2000   $  8,567    $ 10,270
                                                                  ========    ========


Change in plan assets-
     Fair value of plan assets at acquisition date                $  8,521    $  8,585
         Actual return on plan assets                                   96         (80)
         Employer contribution                                          --          97
         Benefits paid                                                 (32)       (384)
                                                                  --------    --------
              Fair value of plan assets at December 31, 2000      $  8,585    $  8,218
                                                                  ========    ========

WRC MEDIA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

                                                         1999        2000
                                                       -------     -------
Funded status                                          $    19     $(2,052)
Unrecognized actuarial loss                             (1,654)        126
                                                       -------     -------
              Accrued pension cost                     $ 1,635     $(1,926)
                                                       =======     =======

Components of net periodic pension expense
     Service cost                                      $    85     $   544
     Interest cost                                          76         671
     Expected return on plan assets                        (85)       (763)
     Amortization of unrecognized net(gain)/loss            --         (64)
                                                       -------     -------
              Net periodic pension expense             $    76     $   388
                                                       =======     =======

Weighted-average assumptions as of December 31, 2000
Discount rate                                              8.0%        7.5%
Expected return on plan assets                             9.0%        9.0%
Rate of compensation increase                              4.5%        4.5%

17. COMMITMENTS AND CONTINGENCIES

Leases

The Company has operating leases for equipment, office and warehouse space that include remaining noncancelable minimum rental commitments as follows:

      Twelve Months
         Ending
      December 31,
      ------------

         2001                                            $  6,941
         2002                                               6,581
         2003                                               5,653
         2004                                               5,152
         2005                                               4,898
         Thereafter                                        20,686
                                                         --------
         Total minimum lease payments                      49,911
         Total minimum noncancelable sublease rentals        (391)
                                                         --------
                                                         $ 49,520
                                                         ========

Rent expense, net of sublease rentals, for all operating leases was approximately $4,341 for the year ended December 31, 2000.

WRC MEDIA, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

Litigation

The Company is a party to litigation arising in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on its results of operations and financial position, if any, for the disposition of these matters, will not be material.

18. RABBI TRUST

In 1998, as part of its acquisition of American Guidance, a subsidiary of Weekly Reader, approximately $19,600 of the American Guidance purchase price was paid through contributions to several Rabbi Trusts to settle American Guidance's obligations due to employees under American Guidance's predecessor company stock option, employee stock ownership and deferred compensation plans. Payments to the beneficiaries of the Rabbi Trusts are taxable upon distribution from the Rabbi Trusts with Weekly Reader receiving a corresponding deduction for income tax purposes. The assets of the Rabbi Trusts predominantly consist of marketable mutual fund investments that are subject to claims of general creditors of Weekly Reader in the event of bankruptcy. Accordingly, the assets of the Rabbi Trusts and a related liability are presented in other current assets and accrued expenses and other current liabilities, respectively on the consolidated balance sheets. The balance of the asset and liability as of December 31, 1999 and 2000 was approximately $18,220 and $16,757, respectively. The marketable securities in the Rabbi Trusts have been classified as trading securities and investment income of $ 1,875 and $24 has been offset with the related compensation expense for the same amount on the accompanying consolidated statements of operations for the years ended December 31, 1999 and 2000, respectively. Marketable securities in the Rabbi Trust have been recorded at fair value, based on quoted market prices, on the accompanying consolidated balance sheets.

19. QUARTERLY DATA (Unaudited)

                                                  Three Months Ended(Unaudited)
                                    ---------------------------------------------------------
                                     March 31        June 30       September 30    December 31        Year
                                    ----------      ----------      ----------     ----------     ----------
2000
Revenues                            $   50,234      $   50,397      $   56,921     $   61,295     $  218,847
Gross profit                        $   32,800      $   34,371      $   39,451     $   43,713     $  150,335
Operating costs and expenses        $   35,628      $   44,552      $   52,211     $   44,275     $  176,666
Income / (loss) from operations     $   (2,828)     $  (10,181)     $  (12,760)    $     (562)    $  (26,331)
Net Income / (loss)                 $  (11,621)     $  (19,275)     $  (21,246)    $   (9,873)    $  (62,015)

1999
Revenues                            $       --      $       --      $   14,847     $   35,723     $   50,570
Gross profit                        $       --      $       --      $    9,518     $   24,950     $   34,468
Operating costs and expenses        $       --      $       --      $   18,916     $   23,122     $   42,038
Income / (loss) from operations     $       --      $       --      $   (9,398)    $    1,828     $   (7,570)
Net Income / (loss)                 $       --      $       --      $  (10,296)    $   (9,035)    $  (19,331)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Board of Directors of Weekly Reader Corporation:

We have audited the accompanying consolidated balance sheets of Weekly Reader Corporation and subsidiaries ("the Company"), a 94.9% owned subsidiary of WRC Media Inc., as of December 31, 1999 and 2000 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Weekly Reader's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 23, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Weekly Reader Corporation
New York, New York

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Weekly Reader Corporation and subsidiaries ("Weekly Reader") for the year ended December 31, 1998. These consolidated financial statements are the responsibility of Weekly Reader's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As further described in Notes 1 and 15, the consolidated financial statements have been prepared depicting Weekly Reader as a separate business unit of PRIMEDIA Inc.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Weekly Reader for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New York, New York
August 30, 1999
(November 17, 1999 as to Note 1)

WEEKLY READER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

                                                                     December 31,
                                                               ----------------------
                                ASSETS                           1999         2000
                                                               ---------    ---------
Current assets:
     Cash                                                      $  14,143    $   2,914
     Accounts receivable, net                                     27,440       26,758
     Inventories, net                                             13,952       14,124
     Due from related party                                          500        4,632
     Prepaid expenses                                              1,642        3,219
     Other current assets                                         20,234       17,409
                                                               ---------    ---------
                       Total current assets                       77,911       69,056

PROPERTY AND EQUIPMENT, net                                        6,245        5,729

OTHER INTANGIBLE ASSETS, net                                      44,338       41,282

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, net           107,801      104,881

OTHER NON-CURRENT ASSETS                                              46           25
                                                               ---------    ---------
                                                               $ 236,341    $ 220,973
                                                               =========    =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                          $  19,491    $  17,382
     Deferred revenues                                            18,989       20,119
     Accrued expenses and other                                   36,274       29,592
     Current portion of long-term debt                             2,939        4,488
                                                               ---------    ---------
                       Total current liabilities                  77,693       71,581
                                                               ---------    ---------

LONG-TERM DEBT                                                   273,617      269,469
                                                               ---------    ---------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, PLUS ACCRUED DIVIDENDS
  (Liquidation preference of $75,000 plus accrued dividends)      76,406       88,528
                                                               ---------    ---------

SHAREHOLDERS' (DEFICIT):
     Common stock ($.01 par value, 20,000,000 shares
       authorized; 2,800,000 issued and outstanding as of
       December 31, 1999 and 2000)                                    28           28
     Additional paid-in capital                                    9,133        9,133
     Due from parent                                             (68,684)     (69,374)
     Accumulated deficit                                        (131,852)    (148,392)
                                                               ---------    ---------
                       Total shareholders' deficit              (191,375)    (208,605)
                                                               ---------    ---------
                                                               $ 236,341    $ 220,973
                                                               =========    =========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

WEEKLY READER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

                                                                  Year Ended December 31,
                                                            -----------------------------------
                                                              1998         1999         2000
                                                            ---------    ---------    ---------
SALES, net                                                  $ 118,236    $ 148,287    $ 154,819

COST OF GOODS SOLD                                             30,646       40,211       41,326
                                                            ---------    ---------    ---------
                       Gross profit                            87,590      108,076      113,493
                                                            ---------    ---------    ---------
OPERATING COSTS AND EXPENSES:
     Marketing and selling                                     17,636       24,316       27,060
     Distribution, circulation and fulfillment                 10,881       13,172       13,019
     Editorial                                                 10,596       10,046       10,519
     General and administrative                                15,281       15,947       15,392
     Corporate and group overhead                               5,577        6,211        3,284
     Depreciation and amortization                             12,212       15,345       13,983
                                                            ---------    ---------    ---------
                       Total operating costs and expenses      72,183       85,037       83,257
                       Operating income                        15,407       23,039       30,236

OTHER INCOME (EXPENSE):
     Intercompany interest expense                             (9,232)     (10,133)          --
     Interest expense                                              --       (4,504)     (34,293)
     Amortization of deferred financing costs                    (184)        (184)          --
     Other, net                                                  (184)        (570)         231
                                                            ---------    ---------    ---------
                       Income before income tax provision       5,807        7,648       (3,826)

INCOME TAX PROVISION                                            3,942        4,459          592
                                                            ---------    ---------    ---------
                       Net income (loss)                    $   1,865    $   3,189    $  (4,418)
                                                            =========    =========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
(in thousands)

                                           Common Stock       Additional                        Due
                                       --------------------     Paid-in     Investment by       From      Accumulated
                                        Shares      Value       Capital     PRIMEDIA, Inc.     Parent       Deficit
                                       -------    ---------   ----------    --------------    ---------   -----------
Balance, December 31, 1997              10,000    $     100    $      --      $  91,397       $      --    $ (18,426)
     Push-down accounting relating
         to acquisitions                    --           --           --        107,411              --           --
     Transfers from PRIMEDIA and
         subsidiaries, net                  --           --           --        (14,955)             --           --
     Net loss                               --           --           --             --              --        1,865
                                       -------    ---------    ---------      ---------       ---------    ---------
Balance, December 31, 1998              10,000          100           --        183,853              --      (16,561)
     Net income                             --           --           --             --              --        3,189
     Recapitalization                   (7,200)         (72)       9,133             --              --     (117,074)
     Transfer from WRC Media, net           --           --           --             --         (68,684)          --
     Transfers from PRIMEDIA and
         subsidiaries, net                  --           --           --       (183,853)             --           --
                                       -------    ---------    ---------      ---------       ---------    ---------
Balance, December 31, 1999               2,800           28        9,133             --         (68,684)    (131,852)
     Net loss                               --           --                          --                       (4,418)
     Preferred stock dividends              --           --                          --                      (12,122)
     Change in due from parent              --           --           --             --            (690)          --
                                       -------    ---------    ---------      ---------       ---------    ---------
Balance, December 31, 2000               2,800    $      28    $   9,133      $      --       $ (69,374)   $(148,392)
                                       =======    =========    =========      =========       =========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                                           Year Ended December 31,
                                                                                    -----------------------------------
                                                                                      1998         1999         2000
                                                                                    ---------    ---------    ---------
OPERATING ACTIVITIES:
     Net (loss) income                                                              $   1,865    $   3,189    $  (4,418)
     Adjustments to reconcile net (loss) income to net cash provided by operating activities-
         Depreciation and amortization                                                 12,212       15,345       13,983
         Amortization of deferred financing costs                                         184          184           --
         Amortization of debt discount                                                     --           --          338
         Intercompany interest expense                                                  9,232        2,779           --
         Corporate and group overhead                                                   5,577           --           --
         Deferred income taxes                                                          3,142        2,608           --
         Other, net                                                                        (4)          --           11
     Changes in operating assets and liabilities-
         (Increase) decrease in-
              Accounts receivable                                                      (2,578)      (2,507)         682
              Inventories                                                              (1,211)        (311)        (172)
              Prepaid expenses and other assets                                         1,710         (255)       1,019
         Increase (decrease) in-
              Accounts payable                                                          3,976        3,164       (2,109)
              Deferred revenues                                                         1,746       (2,281)       1,130
              Accrued expenses and other liabilities                                   (3,662)       4,654       (6,682)
                                                                                    ---------    ---------    ---------
                       Net cash provided by operating activities                       32,189       26,569        3,782
                                                                                    ---------    ---------    ---------
INVESTING ACTIVITIES:
    Payments for businesses acquired                                                 (105,584)        (667)          --
    Additions to property, equipment and other, net                                    (4,299)      (5,870)      (7,251)
                                                                                    ---------    ---------    ---------
                       Net cash used in investing activities                         (109,883)      (6,537)      (7,251)
                                                                                    ---------    ---------    ---------

FINANCING ACTIVITIES:
     Intercompany, net                                                                 79,224      (72,043)          --
     Proceeds from term loans                                                              --      131,000           --
     Proceeds from issuance of senior subordinated notes                                   --      146,193           --
     Proceeds from issuance of preferred stock                                             --       75,000           --
     Increase in due from parent                                                           --           --         (690)
     Increase in due from related party                                                    --           --       (4,132)
     Recapitalization                                                                      --     (287,363)          --
     Repayments of debt                                                                    --         (638)      (2,938)
                                                                                    ---------    ---------    ---------
                       Net cash provided by (used in) financing activities             79,224       (7,851)      (7,760)
                                                                                    ---------    ---------    ---------
                       Increase (decrease) in cash                                      1,530       12,181      (11,229)

CASH, beginning of period                                                                 432        1,962       14,143
                                                                                    ---------    ---------    ---------

CASH, end of period                                                                 $   1,962    $  14,143    $   2,914
                                                                                    =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                                       $     211    $  10,399    $  33,417
                                                                                    =========    =========    =========
     Cash paid during the period for income taxes                                   $      --    $      --    $     592
                                                                                    =========    =========    =========

     Preferred stock dividends accrued                                              $       0    $   1,406    $  12,122
                                                                                    =========    =========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Weekly Reader Corporation ("the Company") is a 94.9% owned subsidiary of WRC Media, Inc. ("the Parent"). On November 17, 1999, the Parent completed its recapitalization of the Company. The consolidated financial statements include the accounts of the Company and its subsidiaries, Lifetime Learning ("Lifetime Learning"), PRIMEDIA Reference, Inc. ("PRI") and its subsidiaries, Funk & Wagnalls Yearbook Corporation and Gareth Stevens, Inc.("Gareth Stevens"), and American Guidance Service Inc. ("American Guidance") and its subsidiary, AGS International Sales, Inc. As a result of the recapitalization, the Parent owns 94.9% and PRIMEDIA ("PRIMEDIA") owns 5.1% of the common stock of the Company. On November 17, 1999, PRIMEDIA Reference, Inc. legally changed its name to World Almanac Education Group ("WAE"). Before November 17, 1999, the Company, WAE and American Guidance were wholly-owned subsidiaries of PRIMEDIA. On August 13, 1999, PRIMEDIA entered into a Redemption, Stock Purchase and Recapitalization Agreement (as amended as of October 26, 1999, the "Recapitalization Agreement") with the Parent. The terms of the Recapitalization Agreement required that all of the outstanding capital stock of WAE and American Guidance be contributed to the Company prior to the Parent's purchase of a majority interest in the Company for a purchase price of $395,000. The presentation of these financial statements reflects the capital contribution made by PRIMEDIA to the Company of all the WAE and American Guidance shares at their historical carrying values. In addition, on October 5, 1999, the authorized capital of the Company was amended to consist of 20,000,000 shares of common stock, par value $.01/share, and the Company declared a 10,000-for-one stock split effective on October 5, 1999. This amendment was retroactively reflected on the accompanying financial statements. In connection with the Recapitalization, the Parent issued 3,000,000 shares of 15% Series B Preferred Stock, due 2011 with a liquidation preference of $25.00 per share, with preferred stock warrants, which entitled the preferred shareholders to acquire 422,874 shares of the Company's voting common stock. The assets and liabilities of the Company have not been revalued as a result of the Recapitalization.

Weekly Reader Corporation is a publisher of classroom periodicals and skills books serving the Pre-Kindergarten through twelfth grade ("Pre K-12") market. The Company's subsidiary, Lifetime Learning , creates and distributes sponsored instructional materials primarily for use in the Pre K-12 market. WAE is a publisher and distributor of reference and informational materials targeted to kindergarten through twelfth grade ("K-12") students, as well as other general reference and informational materials. American Guidance is a publisher of individually administered testing products primarily for K-12 students and supplemental instructional materials primarily for low-performing students in middle and secondary schools. Substantially all of the Company's sales are in the United States.

All material intercompany accounts and transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use Of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Significant accounting estimates used include estimates for sales returns and allowances, bad debts and estimates for the realization of deferred income tax assets. However, actual results may differ from these estimates.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands

Recent Accounting Pronouncements

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the Financial Accounting Standards Board Issued SFAS No. 138, which amended SFAS No. 133. These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company is required to adopt these standards in the first quarter of 2001. Based on Management's current understanding of the Statements, adoption is not expected to have a material impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 addresses various topics in revenue recognition including the recognition of revenue for contracts involving multiple deliverables. The adoption of SAB 101, which the Company adopted during 2000, did not have a material impact on the Company's financial statements.

Inventories

Inventories, including paper, are valued at the lower of cost or market on a first-in, first-out ("FIFO") basis.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment and the amortization of leasehold improvements are provided at rates based on the estimated useful lives or lease terms, if shorter, using the straight-line method. Improvements are capitalized while maintenance and repairs are expensed as incurred.

Internal Use Software

In 1998, Weekly Reader adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under Weekly Reader's previous accounting policy, internal use software costs, whether developed or obtained, were generally expensed as incurred. In compliance with SOP 98-1, Weekly Reader expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than five years and are subject to impairment evaluation in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SOP 98-1, which primarily related to the non-recurring replacement of a marketing and fulfillment system, resulted in an increase in net income of approximately $700 and $123 for the years ended December 31, 1998 and 1999, respectively.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands

Purchase Accounting

With respect to acquisitions, the total purchase price has been allocated to tangible and intangible assets and liabilities based on their respective fair values. The consolidated financial statements include the operating results of these acquisitions subsequent to their respective date of acquisition (See Note
3).

Excess of Purchase Price Over Net Assets Acquired and Other Intangible Assets

Intangible assets are being amortized using both accelerated and straight-line methods over periods ranging from 3 years to 40 years. The excess of purchase price over net assets acquired is being amortized on a straight-line basis over 40 years. The recoverability of the carrying values of the excess of the purchase price over the net assets acquired and intangible assets is evaluated periodically to determine if an impairment in value has occurred. An impairment in value will be considered to have occurred when it is determined that the undiscounted future operating cash flows generated by the business are not sufficient to recover the carrying values of such intangible assets. If it has been determined that an impairment in value has occurred, the excess of the purchase price over the net assets acquired and intangible assets would be written down to an amount which will be equivalent to the present value of the future operating cash flows to be generated by the business.

Revenue Recognition

Subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription. Sales of books, tests and other items are generally recognized as revenue upon shipment, net of an allowance for returns. Advertising revenues are recognized as income on the issue date, net of provisions for rebates, adjustments and discounts.

Expense Recognition and Direct-Response Advertising Costs

Marketing, selling, distribution, editorial, and other general and administrative expenses are generally expensed as incurred. Certain editorial costs relating to the American Guidance product lines are deferred and amortized using both straight-line and accelerated methods over a period of up to ten years. Capitalized editorial costs are recorded as prepublication costs. As of December 31, 1999 and 2000, other intangible assets on the accompanying balance sheets, include prepublication costs, net of amortization, of $5,337 and $9,366. Amortization of prepublication costs, which is included in depreciation and amortization on the accompanying consolidated statements of operations was $12, $1,017 and $1,805 for the years ended December 31, 1998, 1999 and 2000, respectively.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands

Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogs and subscription promotions. These direct-response advertising costs are capitalized and amortized over the estimated period of future benefit using a ratio of current period revenues to total current and estimated future period revenues. The amortization periods range from ten months to twelve months subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and selling expenses on the accompanying consolidated statements of operations. Direct response advertising costs of approximately $2,700 and $2,887 at December 31, 1999 and 2000, respectively, are included in other intangible assets on the accompanying consolidated balance sheets, and are net of accumulated amortization of approximately $9,400 and $4,549 at December 31, 1999 and 2000, respectively. Marketing and selling expenses, includes amortization of direct response advertising of approximately $6,400, $5,900 and $7,955 in 1998, 1999 and 2000, respectively.

Concentration of Credit Risk

The Company's customers include schools and other institutions. Accounts receivable are generally unsecured and a provision for estimated doubtful accounts is provided. There are no concentrations of business transacted with a particular customer or supplier, nor concentrations of revenue from a particular service or geographic area.

Income Taxes

The Company's subsidiaries file their Federal income taxes as members of the Parent's consolidated return and file their state and local income taxes on either a separate basis or a combined basis in various jurisdictions. Income taxes are presented in accordance with SFAS No. 109, "Accounting for Income Taxes", using the asset and liability approach. Deferred taxes reflect the tax consequences in future years of differences between the financial reporting and tax bases of assets and liabilities.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. The carrying values of cash, accounts receivable, and accounts payable approximate fair value based on the short-term nature of these financial instruments.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands

The carrying values of the Company's Senior Bank Credit Facilities are assumed to approximate the market value due to the variable interest rates on these instruments. The estimated fair values of other financial instruments as of December 31, 2000 are as follows:

                                             Carrying Amount       Fair Value
                                             ---------------       ----------

12 3/4% Senior Subordinated Notes               $ 146,194           $121,600

There is no market value information available for the preferred stock and a reasonable estimate could not be made without incurring excessive costs.

Segment Reporting

The Company has determined that it has one reportable segment in accordance with SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which is educational publishing.

Reclassifications

Certain reclassifications have been made to the prior years consolidated financial statements to conform them to the current year presentation.

3. ACQUISITIONS

The Company acquired American Guidance in 1998. This acquisition was financed through borrowings from PRIMEDIA, the former parent of the Company. The cash payment for this acquisition on an aggregate basis was $105,584 (net of liabilities assumed of approximately $34,700). The excess purchase price over net assets acquired was approximately $73,400.

Approximately $19,600 of the American Guidance purchase price was paid through contributions to several Rabbi Trusts to settle American Guidance's obligations due to employees under American Guidance's predecessor company stock option, employee stock ownership and deferred compensation plans. Payments to the beneficiaries of the Rabbi Trusts are taxable upon distribution from the Rabbi Trusts with Weekly Reader receiving a corresponding deduction for income tax purposes. The assets of the Rabbi Trusts predominantly consist of marketable mutual fund investments that are subject to claims of general creditors of Weekly Reader in the event of bankruptcy. Accordingly, the assets of the Rabbi Trusts and a related liability are presented in other current assets and accrued expenses and other current liabilities, respectively on the consolidated balance sheets. The balance of the asset and liability as of December 31, 1999 and 2000 was approximately $18,220 and $16,757, respectively. The marketable securities in the Rabbi Trusts have been classified as trading securities and investment income of $1,875 and $24 has been offset with the related compensation expense for the same amount on the accompanying consolidated statement of operations for the years ended December 31, 1999 and 2000, respectively. Marketable securities in the Rabbi Trust have been recorded at fair value, based on quoted market prices, on the accompanying consolidated balance sheets.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands

The following unaudited pro forma information presents the results of operations of the Company for the year ended December 31, 1998, as if the acquisition of American Guidance had taken place on January 1, 1998:

                                                                    1998
                                                                  --------
      Sales, net                                                  $137,820
                                                                  ========
      Operating income                                            $ 14,334
                                                                  ========
      Net income                                                  $    664
                                                                  ========

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following-

                                                          December 31,
                                                       -------------------
                                                        1999        2000
                                                       -------     -------
      Accounts receivable                              $32,807     $30,982
      Less-
           Allowance for doubtful accounts               1,793       1,561
           Allowance for returns and rebates             3,574       2,663
                                                       -------     -------
                                                       $27,440     $26,758
                                                       =======     =======

5. INVENTORIES, NET

Inventories consist of the following-

                                                          December 31,
                                                      --------------------
                                                       1999         2000
                                                      -------      -------
      Finished goods                                  $15,720      $15,762
      Raw materials                                     1,026        1,401
      Less- allowance for obsolescence                  2,794        3,039
                                                      -------      -------
                                                      $13,952      $14,124
                                                      =======      =======

6. OTHER CURRENT ASSETS

Other current assets consist of the following-

                                                        December 31,
                                                   -----------------------
                                                    1999            2000
                                                   -------         -------
      Rabbi Trust (Note 3)                         $18,200         $16,757
      Other                                          2,034             652
                                                   -------         -------
                                                   $20,234         $17,409
                                                   =======         =======

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following-

                                                       Range of  December 31,
                                                        Lives  -----------------
                                                       (Years)   1999      2000
                                                       ------- -------   -------
      Machinery, equipment and other                    3-10   $ 7,841   $ 8,602
      Furniture and fixtures                            5-10     2,214     2,617
      Leasehold improvements                            5-10     1,306     1,505
      Buildings and improvements                         32        730       730
                                                               -------   -------
                                                                12,091    13,454
      Less- accumulated depreciation and amortization            5,846     7,725
                                                               -------   -------
                                                               $ 6,245   $ 5,729
                                                               =======   =======

Depreciation and amortization of property and equipment was $1,258, $1,750 and $1,927 for the years ended December 31, 1998, 1999 and 2000, respectively.

8. OTHER INTANGIBLE ASSETS AND EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, NET

Other intangible assets consist of the following-

                                                              Range of      December 31,
                                                               Lives    ---------------------
                                                              (Years)     1999         2000
                                                              --------  --------     --------
      Customer and subscriber lists                            3-14     $ 59,821     $ 36,118
      Non-compete agreements                                    3-6       25,100       17,944
      Product titles                                             7        22,400       22,400
      Trademarks                                                40        18,363       18,363
      Copyrights                                                 9        11,100       11,100
      Databases                                                 10         5,812        5,812
      Trademark license agreements                              40         3,000        3,000
      Other, including deferred direct advertising and
           pre-publication costs                               0-10        8,918       19,636
                                                                        --------     --------
                                                                         154,514      134,373
      Less- accumulated amortization                                     110,176       93,091
                                                                        --------     --------
                                                                        $ 44,338     $ 41,282
                                                                        ========     ========

In 2000, certain subscriber lists, non-compete agreements and deferred direct advertising, in the amount of $23,703, $7,000 and $11,195, respectively, were fully amortized and retired.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands

The excess of purchase price over the fair market value of the net assets acquired is net of accumulated amortization of $27,731 and $30,649 at December 31, 1999 and 2000, respectively. Amortization of other intangible assets and excess of purchase price over net assets acquired was $10,942, $10,369 and $7,337 for the years ended December 31, 1998, 1999 and 2000, respectively.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                           December 31,
                                                       -------------------
                                                         1999        2000
                                                       -------     -------
      Rabbi Trust (see Note 3)                         $18,220     $16,757
      Payroll and related employee benefits              4,222       4,780
      Acquisition costs                                  3,579       1,866
      Pension liability (see Note 12)                    1,635       1,978
      Royalties                                          1,092       1,144
      Accrued interest                                   1,259       1,891
      Other                                              6,267       1,176
                                                       -------     -------
                                                       $36,274     $29,592
                                                       =======     =======

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income tax accounts include accelerated depreciation and amortization for certain assets offset by allowances for uncollectable accounts receivable and sales returns.

Certain deferred tax assets are subject to a valuation allowance, as management believes it is more likely than not that these assets will not be realized.

The net deferred tax assets of the Company at the Recapitalization, except those relating to American Guidance and Gareth Stevens, remained with PRIMEDIA as a result of a certain tax elections relating to the recapitalization.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands

The provision for Federal and state income taxes consists of the following:

                                             1998        1999        2000
                                            ------      ------      ------
      Current - Federal                     $  800      $1,851      $   --

      Deferred-
      State and local                          246         900         592
      Federal                                2,896       1,708          --
                                            ------      ------      ------
                                             3,142       2,608         592
                                            ------      ------      ------
      Income tax provision                  $3,942      $4,459      $  592
                                            ======      ======      ======

The Company's provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to income before income tax provision as follows:

                                                         1998       1999      2000
                                                       -------    -------   -------
      Provision for taxes at the statutory rate        $ 2,032    $ 2,236   $(1,339)
      State income taxes, net of Federal tax benefit       160        315       592
      Non-deductible goodwill amortization                 555        800     3,013
      Non-deductible interest                                0          0     2,268
      Change in valuation allowance                      1,205        868    (3,913)
      Other                                                (10)       240       (29)
                                                       -------    -------   -------
      Total                                            $ 3,942    $ 4,459   $   592
                                                       =======    =======   =======

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising Weekly Reader's deferred tax assets are as follows:

Deferred income tax assets

                                                             December 31, 2000
                                                      --------------------------------
                                                       Federal      State       Total
                                                      --------    --------    --------
Difference between book and tax basis of intangible
  assets                                              $ 11,816    $    855    $ 12,671
Difference between book and tax basis of accrued
  expenses and other                                     2,672         193       2,865
Difference between book and tax depreciation               661          49         710
Net operating losses                                     2,050         148       2,198
                                                      --------    --------    --------
                                                        17,199       1,245      18,444
Less: Valuation allowances                             (17,199)     (1,245)    (18,444)
                                                      --------    --------    --------
      Net                                             $      0    $      0    $      0
                                                      ========    ========    ========

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands

As of December 31, 2000, the Company had net operating loss carryforwards of approximately $5,900. These carryforwards begin expiring in 2013. These losses are subject to various limitations, and no tax benefit has been reflected in the accompanying financial statements to give effect to the utilization of these operating loss carryforwards or the Company's other deferred tax assets as realization is not considered more likely than not.

11. LONG-TERM DEBT

In connection with the recapitalization and merger of the Company during November, 1999, the Parent, the Company and CompassLearning, a wholly owned subsidiary of the Parent, entered into the senior subordinated note and senior bank credit facility. Since each Company is jointly and severally liable for the borrowing, they are considered to be obligated. Accordingly, the debt and related interest expense is reflected in the financial statements of each entity. For the Company, a corresponding entry in the financial statements has been recorded as Due from Parent.

At December 31, long-term debt consisted of the following:

                                                   As of December 31, 1999
-------------------------------------------------------------------------------------------
                                      Face        Unamortized     Principal        Book
Debt Instrument                       Value         Discount      Payments         Value
-------------------------------------------------------------------------------------------
Senior Bank-Term A (b)             $  31,000       $      --      $     387      $  30,613
Senior Bank-Term B (b)               100,000              --            250         99,750
Revolving Credit (b)                      --              --             --             --
Senior Subordinated Notes (a)        152,000           5,807             --        146,193
                                   --------------------------------------------------------
Total debt                         $ 283,000       $   5,807      $     637      $ 276,556
Less: Current Portion                 (2,939)             --             --         (2,939)
                                   --------------------------------------------------------
Long term debt                     $ 280,061       $   5,807      $     637      $ 273,617
                                   ========================================================
-------------------------------------------------------------------------------------------

                                                   As of December 31, 2000
-------------------------------------------------------------------------------------------
                                     Face         Unamortized     Principal        Book
Debt Instrument                      Value         Discount       Payments         Value
-------------------------------------------------------------------------------------------
Senior Bank-Term A (b)             $  30,613       $      --      $   1,938      $  28,675
Senior Bank-Term B (b)                99,750              --          1,000         98,750
Revolving Credit (b)                      --              --             --             --
Senior Subordinated Notes (a)        152,000           5,468             --        146,532
                                   --------------------------------------------------------
Total debt                         $ 282,363       $   5,468      $   2,938      $ 273,957
Less: Current Portion                 (4,488)             --             --         (4,488)
                                   --------------------------------------------------------
Long term debt                     $ 277,875       $   5,468      $   2,938      $ 269,469
                                   ========================================================
-------------------------------------------------------------------------------------------

(a) In connection with the recapitalization of the Company in 1999, the Company, CompassLearning Inc. and the parent were all co-issuers of 152,000 units consisting of $152,000 in aggregate principal amount of 12 3/4% Senior Subordinated Notes (the Notes) due 2009 and 205,656 shares of common stock. Interest on the Notes is payable semi-annually, on May 15 and November 15. For the year ending December 31, 2000, $19,380 of interest was paid on the Notes.

      Based upon an independent valuation, $148,289 was allocated to the value of the Notes while $3,711 was the value ascribed to the common stock. The Notes were issued net of a $2,096 discount, which is being accreted to maturity using the effective interest method.

      Prior to November 15, 2002, the Company may redeem up to 35% of the Notes with net cash proceeds of certain sales of equity securities at a price of 112.75% of the principal amount, plus accrued and unpaid interest.

      On or after November 15, 2004, the Company may redeem the Notes at a redemption price of 106.375% of the principal amount, plus accrued interest thereon decreasing annually to 100% in 2007 and thereafter.

      The Notes are unconditionally guaranteed by the subsidiaries of the Company.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands

 (b) The senior bank credit facilities are comprised of the $30,000 revolving credit facility maturing in 2005, the $31,000 term loan A facility maturing in 2005 and the $100,000 term loan B facility maturing in 2006. During 2000, the Company applied for and received an annually renewable stand-by letter of credit in the amount of $2,000 in connection with a real estate lease entered into by the Parent. While this letter of credit is in effect, the Company's available borrowing under the revolving credit facility is reduced by $2,000. As of December 31, 2000 there had been no drawings against this letter of credit. As of December 31, 2000, the revolving credit facility balance was $0. The term loan A facility and the term loan B facility amortize in quarterly installments.

      Loans under the senior bank credit facilities bare interest at a rate per annum equal to:

      1. For the revolving credit facility and the term loan A facility, the LIBO rate as defined in the credit agreement, plus 3.25% or the alternate base rate as defined in the credit agreement, plus 2.25% (subject to performance-based step downs).

            As of December 31, 2000, Term loan A loans outstanding had interest rates that ranged from 9.89% to 10.05%.

      2. For the term loan B facility, the LIBO rate plus 4.00% or the alternate base rate plus 3.00%.

            As of December 31, 2000, Term loan B loans outstanding had interest rates that ranged from 10.64% to 10.76%.

            In addition to paying interest on outstanding loans under the senior bank credit facilities, the Company is required to pay a commitment fee to the lenders associated with the revolving credit facility in respect of the unused commitments thereunder at a rate of 0.5% per annum (subject to performance-based step downs).

            The senior bank credit facilities are subject to mandatory prepayment with:

            o     the proceeds of the incurrence of certain indebtedness

            o     the proceeds of certain asset sales or other dispositions

            o     the proceeds of issuances of certain equity offerings

            o annually beginning in 2000, 50% of the Company's excess cash flow (as defined in the credit agreement) from the prior year.

The borrowing agreements provides for certain restrictions, including restrictions on asset sales, dividend payments, additional indebtedness payments for restricted investments. In addition, the borrowing agreements provide for the maintenance of certain financial covenants, including a limit on the consolidated leverage ratios and maintenance of minimum fixed charged coverage ratios.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands

Maturities of long-term debt are as follows-

         2001                                     $    4,488
         2002                                     -    6,037
         2003                                     -    7,588
         2004                                     -    8,362
         2005                                     -   25,750
         Thereafter                               -  227,200
                                                  ----------
         Total                                    $  279,425
                                                  ==========

12. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock in series and to designate accordingly the dividend, voting, conversion, redemption and liquidations rights for each series. In connection with the Recapitalization described in Note 1, The Company issued to its parent 3,000,000 shares of 15% Preferred Stock is due in 2011. The Preferred stock has an aggregate liquidation preference of $25.00 per share. The Parent, holds all of the 3,000,000 shares of preferred stock outstanding and is entitled to receive dividends at 15% per annum, subject to adjustment under certain conditions. During the years ended December 31, 1999 and 2000, accrued preferred stock dividends amounted to $1,406 and $12,122, respectively, and are payable in additional shares of preferred stock. The Company may redeem the preferred stock, including unpaid dividends, prior to November 17, 2002 or after November 17, 2004, subject to certain conditions.

13. RETIREMENT PLANS

Substantially all of the Company's employees are eligible to participate in a defined contribution plan of the Parent as of January 1, 2000. In 1999 all of the Company's employees were eligible to participate in PRIMEDIA defined contribution plan. On January 1, 2000, all employees enrolled in PRIMEDIA's defined contribution plan were transferred to the Parents plan. The expense recognized by the Company for the plans was $425 in 1998, $444 in 1999 and $753 in 2000.

American Guidance sponsors a defined benefit pension plan (the "American Guidance Plan") for the benefit of its employees. The allocation of the purchase price of American Guidance included a liability of $792 related to this plan. The benefits to be paid under the American Guidance Plan are based on years of service and compensation amounts for the average of the highest five consecutive plan years. The American Guidance Plan is funded by means of contributions to the plan's trust. The pension funding policy is consistent with the funding requirements of U.S. Federal and other governmental laws and regulations. Plan assets consist primarily of fixed income, equity and other short-term investments.

The following tables set forth the American Guidance Plan's funded status as of December 31, 2000 and the amounts recognized in the Company 's statement of consolidated operations and accumulated deficit from the acquisition date through December 31, 2000:

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands

                                                                       1999         2000
                                                                     --------     --------
      Change in benefit obligation-
           Projected benefit obligation                              $  8,455     $  8,567
               Service cost                                                85          544
               Interest cost                                               76          671
               Actuarial loss                                             (17)         872
               Benefits paid                                              (32)        (384)
                                                                     --------     --------
                    Projected benefit obligation                     $  8,567     $ 10,270
                                                                     ========     ========

      Change in plan assets-
           Fair value of plan assets                                 $  8,521     $  8,585
               Actual return on plan assets                                96          (80)
               Employer Contribution                                       --           97
               Benefits paid                                              (32)        (384)
                                                                     --------     --------
                    Fair value of plan assets at December 31, 2000   $  8,585     $  8,218
                                                                     ========     ========

      Funded status                                                  $     19     $ (2,052)
      Unrecognized actuarial loss                                      (1,654)         126
                                                                     --------     --------
                    Accrued pension cost                             $  1,635     $ (1,926)
                                                                     ========     ========

      Components of net periodic pension expense-
           Service cost                                              $     85     $    544
           Interest cost                                                   76          671
           Expected return on plan assets                                 (85)        (763)
           Amortization of Unrecognized Net(Gain)/Loss                     --          (64)
                                                                     --------     --------
                    Net periodic pension expense                     $     76     $    388
                                                                     ========     ========

      Weighted-average assumptions as of December 31, 2000
      Discount rate                                                       8.0%         7.5%
      Expected return on plan assets                                      9.0%         9.0%
      Rate of compensation increase                                       4.5%         4.5%

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands

14. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has operating leases for office, warehouse space and equipment that include original or remaining non-cancelable minimum rental contracts as follows:

         Years Ending December 31,
         -------------------------
         2001                                                  $   2,213
         2002                                                      1,910
         2003                                                      1,828
         2004                                                      1,849
         2005                                                      1,508
         Thereafter                                                2,780
                                                               ---------
         Total minimum lease payments                          $  12,088
                                                               =========

Total rent expense under operating leases was $1,836, $1,934 and $2,383 for the years ended December 31, 1998, 1999 and 2000, respectively.

Contingencies

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the consolidated financial statements of the Company.

15. RELATED PARTY TRANSACTIONS

Investment by PRIMEDIA

The consolidated financial statements at December 31, 1998 include the net investment by PRIMEDIA which relates to net transfers of cash under a centralized cash management system, allocations of PRIMEDIA's debt with related deferred financing fees, interest and allocations of PRIMEDIA's equity. Outstanding intercompany debt was approximately $167,000 at December 31, 1998. PRIMEDIA's borrowings under its bank credit facilities and senior notes are guaranteed by Weekly Reader and each of PRIMEDIA's other domestic wholly-owned subsidiaries. Deferred financing fees are being amortized by the straight-line method over the terms of the related indebtedness of PRIMEDIA.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands

The consolidated financial statements also included costs allocated to Weekly Reader from PRIMEDIA consisting of: (1) corporate overhead for services and administrative functions shared with PRIMEDIA and its other operating companies including, but not limited to, executive management costs, salaries and fringe benefits for certain legal, financial, information technology and human resources personnel, information technology expenses, real estate expenses and third party costs; and (2) direct group overhead costs such as the salaries and fringe benefits and expenses for PRIMEDIA staff directly involved in operating Weekly Reader. Corporate overhead costs were allocated based on relative budgeted profitability measures. Management believes that these allocations were made on a reasonable basis. This accounting treatment is common in subsidiary financial statements and may not reflect the actual access to financial resources and actual expenses which Weekly Reader might have incurred as a stand-alone operation. These allocations were discontinued subsequent to the recapitalization of Weekly Reader on November 17, 1999.

Payment of trade payables and other disbursements were processed through the centralized cash management system operated by PRIMEDIA. All receipts from customers were collected in Weekly Reader's lock boxes and then transferred to PRIMEDIA.

The activity in the Investment by PRIMEDIA, net account for the years ended December 31, 1998 and 1999 is as follows:

                                                         1998         1999
                                                      ---------    ---------
      Balance, beginning of year                      $  91,397    $ 183,853
      Push down accounting relating to acquisitions     107,411           --
      Transfers to PRIMEDIA and subsidiaries, net       (14,955)    (183,853)
                                                      ---------    ---------
      Balance, end of year                            $ 183,853    $      --
                                                      =========    =========

PRIMEDIA did not assess interest to the Company on its outstanding intercompany balances other than on the outstanding intercompany debt.

Certain management members of Weekly Reader receive stock options for the purchase of PRIMEDIA common stock. The stock options were granted with exercise prices equal to the quoted market price at the time of issuance. The number of stock options exercised during 1998 was 600. The number of stock options outstanding at December 31, 1998 was 303,100.

On November 17, 1999, as a result of the recapitalization of the Company, the investment by PRIMEDIA, net account was eliminated.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands

16. QUARTERLY DATA (Unaudited)

                                                       Three Months Ended
                                       ------------------------------------------------
                                       March 31     June 30   September 30  December 31    Year
                                       --------     -------   ------------  -----------  --------
2000
Revenues                               $35,708      $29,269      $43,483      $46,359    $154,819
Gross profit                           $26,005      $20,906      $31,903      $34,679    $113,493
Operating costs and expenses           $20,538      $18,291      $21,435      $22,993    $ 83,257
Income/(loss) from operations          $ 5,467      $ 2,615      $10,468      $11,686    $ 30,236
Net Income/(loss)                      $(3,166)     $(6,197)     $ 2,248      $ 2,697    $ (4,418)


1999
Revenues                               $33,099      $28,735      $39,796      $46,657    $148,287
Gross profit                           $24,812      $21,054      $27,809      $34,401    $108,076
Operating costs and expenses           $20,594      $19,673      $20,983      $23,787    $ 85,037
Income/(loss) from operations          $ 4,218      $ 1,381      $ 6,826      $10,614    $ 23,039
Net Income/(loss)                      $   314      $(2,014)     $ 1,065      $ 3,824    $  3,189

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To: Board of Directors of CompassLearning, Inc.

We have audited the accompanying balance sheets of COMPASSLEARNING, INC. (formerly JLC Learning Corporation and formerly EAC I Inc.) (a Delaware corporation) (the Company) as of December 31, 1999 and 2000, and the related statements of operations and comprehensive loss, and cash flows for the periods from January 1, 1999 to July 13, 1999 for the Predecessor Company, from July 14, 1999 (commencement of operations) to December 31, 1999, and for the year ended December 31, 2000 for the Company. We have also audited the accompanying statements of stockholders' deficit for the periods from December 31, 1998 to July 13, 1999, from May 12, 1999 (inception) to December 31, 1999, and for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 2000, and the results of the Company's and its predecessor's operations and cash flows for the periods from January 1, 1999 to July 13, 1999, from July 14, 1999 to December 31, 1999 and for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Phoenix, Arizona
February 23, 2001

Report of Independent Accountants

To the Board of Directors and Shareholders of CompassLearning, Inc.

In our opinion, the accompanying statements of operations and comprehensive loss, of stockholders' deficit and of cash flows of CompassLearning, Inc. (formerly JLC Learning Corporation) for the year ended December 31, 1998 present fairly, in all material respects, the results of operations and cash flows of JLC Learning Corporation (prior to being acquired by WRC Media Inc.) (the "Predecessor Company") for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the financial statements of the Predecessor Company for any period subsequent to December 31, 1998.


PricewaterhouseCoopers LLP

Phoenix, Arizona
July 14, 1999

COMPASSLEARNING, INC.

Balance Sheets
December 31, 1999 and 2000
(Dollars in Thousands)

                                                                             1999         2000
                                                                           ---------    ---------
                                Assets

Current Assets:
        Cash                                                               $     102    $      54
        Accounts receivable, net of allowance for doubtful accounts of
             $513 and $233 in 1999 and 2000, respectively                     19,954       15,410
        Inventories                                                              730          481
        Prepaid expenses                                                       1,319          233
        Investment in marketable securities                                       24           --
                                                                           ---------    ---------
        Total current assets                                                  22,129       16,178

Other Assets:
        Software development costs, net                                        6,566        4,709
        Intangible assets, net                                                48,156       39,571

Fixed Assets, net                                                              1,653        2,376
                                                                           ---------    ---------
                                                                           $  78,504    $  62,834
                                                                           =========    =========

                Liabilities and Stockholders' Deficit

Current Liabilities:
        Accounts payable                                                   $   2,508    $   2,385
        Due to related party                                                     500        4,630
        Accrued expenses                                                      12,652        6,942
        Current portion of deferred revenue                                   16,971       16,336
        Current portion of long-term debt                                      2,939        4,488
                                                                           ---------    ---------
                        Total current liabilities                             35,570       34,781

Deferred Revenue                                                               1,780        1,868

Long-term Debt                                                               273,617      269,469

Due to Related Party                                                           2,160        2,160

Other Long-Term Liabilities                                                       15           --
                                                                           ---------    ---------
                        Total liabilities                                    313,142      308,278
                                                                           ---------    ---------

Commitments and Contingencies

Stockholders' Deficit:
        Preferred stock, $0.01 par value; 10,000,000 shares authorized,
           no shares issued and outstanding in 1999 and 2000                      --           --
        Class A Common Stock, $0.01 par value; 20,000 shares authorized,
           10,000 shares issued and outstanding in 1999 and 2000
        Additional paid-in capital                                            31,316       31,316
        Accumulated deficit                                                  (18,708)     (59,240)
        Due from parent                                                     (247,234)    (217,520)
        Cumulative other comprehensive loss                                      (12)          --
                                                                           ---------    ---------
                        Total stockholders' deficit                         (234,638)    (245,444)
                                                                           ---------    ---------
                                                                           $  78,504    $  62,834
                                                                           =========    =========

The accompanying notes are an integral part of these financial statements.

COMPASSLEARNING, INC.

Statements of Operations and Comprehensive Loss
(Dollars in Thousands)

                                                                                                   July 14, 1999
                                                                      Year Ended   January 1, 1999      to          Year Ended
                                                                      December 31,    to July 13,   December 31,   December 31,
                                                                          1998           1999           1999           2000
                                                                      ------------ ---------------  ------------   ------------
Net Revenue:
        Software license                                                $ 30,949       $ 16,231       $ 16,521       $ 32,509
        Service                                                           33,935         16,123         13,502         25,354
        Hardware                                                           4,014          4,786          5,649          6,165
                                                                        --------       --------       --------       --------

                                                                          68,898         37,140         35,672         64,028
                                                                        --------       --------       --------       --------
Cost of Products Sold:
        Software license                                                   6,936          2,783          2,937          5,814
        Service                                                           19,235          9,295          7,622         15,860
        Hardware                                                           3,229          4,413          4,994          5,512
                                                                        --------       --------       --------       --------

                                                                          29,400         16,491         15,553         27,186
                                                                        --------       --------       --------       --------

                        Gross profit                                      39,498         20,649         20,119         36,842
                                                                        --------       --------       --------       --------

Operating Expenses:
        Sales and marketing                                               24,034         11,038         10,444         22,088
        Research and development                                           8,022          3,831          3,861          4,949
        Write-off of purchased in-process research and development            --             --          9,000             --
        General and administrative                                         7,705          3,978          2,534          7,357
        Amortization of intangible assets                                    245            131          4,014          8,585
        Restructuring                                                      3,012             --             --             --
                                                                        --------       --------       --------       --------
                                                                          43,018         18,978         29,853         42,979
                                                                        --------       --------       --------       --------

Income (Loss) From Operations                                             (3,520)         1,671         (9,734)        (6,137)

Interest Expense                                                          (4,286)        (2,854)        (5,654)       (34,430)

Other Income, net                                                             33            405             16             35
                                                                        --------       --------       --------       --------

Loss Before Income Taxes and Extraordinary Item                           (7,773)          (778)       (15,372)       (40,532)

Income Taxes                                                                  --             --             --             --
                                                                        --------       --------       --------       --------


Loss before Extraordinary Item                                            (7,773)          (778)       (15,372)       (40,532)

Extraordinary Loss on Debt Extinguishment, net of income taxes                --             --         (3,336)            --
                                                                        --------       --------       --------       --------

Net Loss                                                                  (7,773)          (778)       (18,708)       (40,532)

Other Comprehensive Loss, net of income tax:
        Unrealized holding gain (loss) arising during the period             314            119            (12)            --

        Less: reclassification adjustment for gains included
           in net loss                                                        --           (396)            --             12
                                                                        --------       --------       --------       --------

Comprehensive Loss                                                      $ (7,459)      $ (1,055)      $(18,720)      $(40,520)
                                                                        ========       ========       ========       ========

The accompanying notes are an integral part of these financial statements.

COMPASSLEARNING, INC.

Statements of Stockholders' Deficit
Predecessor
For the Period from December 31, 1997 to July 13, 1999
(Dollars in Thousands)

                                    Mandatorily
                                Redeemable Class B    Redeemable Class A          Class A
                                  Preferred Stock       Preferred Stock         Common Stock      Additional
                                ------------------    ------------------     -----------------      Paid-in    Accumulated
                                 Shares     Amount     Shares     Amount     Shares     Amount      Capital      Deficit
                                 ------     ------     ------     ------     ------     ------      -------      -------
Balance, December 31, 1997       10,000   $  10,153    20,000   $      --     1,000   $      --    $  75,803   $(101,041)
  Accrued dividends on
  mandatorily redeemable
  preferred stock                    --       1,000        --          --        --          --           --      (1,000)
  Accretion of stock issuance
  costs and related discount         --          77        --          --        --          --           --         (77)
  Other comprehensive income         --          --        --          --        --          --           --          --
  Net loss                           --          --        --          --        --          --           --      (7,773)
                                ------   ---------    ------   ---------     -----   ---------    ---------   ---------
Balance, December 31, 1998       10,000      11,230    20,000          --     1,000          --       75,803    (109,891)
  Accrued dividends on
  mandatorily redeemable
  preferred stock                    --         500        --          --        --          --           --        (500)
  Accretion of stock issuance
  costs and related discount         --          39        --          --        --          --           --         (39)
  Other comprehensive loss           --          --        --          --        --          --           --          --
  Net loss                           --          --        --          --        --          --           --        (778)
                                 ------   ---------    ------   ---------     -----   ---------    ---------   ---------
Balance, July 13, 1999           10,000   $  11,769    20,000   $      --     1,000   $      --    $  75,803   $(111,208)
                                 ======   =========    ======   =========     =====   =========    =========   =========


                                                  Cumulative
                                  Unallocated       Other
                                   Purchase      Comprehensive
                                  Consideration      Income          Total
                                  -------------      ------          -----
Balance, December 31, 1997         $ (17,981)      $      --       $ (33,066)
  Accrued dividends on
  mandatorily redeemable
  preferred stock                         --              --              --
  Accretion of stock issuance
  costs and related discount              --              --              --
  Other comprehensive income              --             314             314
  Net loss                                --              --          (7,773)
                                   ---------       ---------       ---------
Balance, December 31, 1998           (17,981)            314         (40,525)
  Accrued dividends on
  mandatorily redeemable
  preferred stock                         --              --              --
  Accretion of stock issuance
  costs and related discount              --              --              --
  Other comprehensive loss                --            (277)           (277)
  Net loss                                --              --            (778)
                                   ---------       ---------       ---------
Balance, July 13, 1999             $ (17,981)      $      37       $ (41,580)
                                   =========       =========       =========

Company
For the Period from May 12, 1999 (inception) to December 31, 2000
(Dollars in Thousands)

                                             Class A
                                           Common Stock     Additional                  Other        Total           Total
                                         ----------------    Paid-in     Accumulated   Due from   Comprehensive  Stockholders'
                                         Shares    Amount    Capital       Deficit      Parent        Loss          Deficit
                                         ------   -------   ----------   -----------   ---------  -------------  ------------
Balance, May 12, 1999 (inception)            --   $    --   $      --     $      --    $      --    $     --       $      --
  Issuance of Class A Common Stock       10,000        --      28,698            --           --          --          28,698
  Issuance of warrants                       --        --       2,160            --           --          --           2,160
  Transfer of warrants to related party      --        --      (2,160)           --           --          --          (2,160)
  Issuance of parent's long-term debt
    and warrants                             --        --       2,618            --     (247,234)         --        (244,616)
  Other comprehensive loss                   --        --          --            --           --         (12)            (12)
  Net loss                                   --        --          --       (18,708)          --          --         (18,708)
                                         ------   -------   ---------     ---------    ---------    --------       ---------

Balance, December 31, 1999               10,000        --      31,316       (18,708)    (247,234)        (12)       (234,638)
  Change in due from parent                  --        --          --            --       29,714          --          29,714
  Other comprehensive loss                   --        --          --            --           --          12              12
  Net loss                                   --        --          --       (40,532)          --          --         (40,532)
                                         ------   -------   ---------     ---------    ---------    --------       ---------

Balance, December 31, 2000               10,000   $    --   $  31,316     $ (59,240)   $(217,520)   $     --       $(245,444)
                                         ======   =======   =========     =========    =========    ========       =========

The accompanying notes are an integral part of these financial statements.

COMPASSLEARNING, INC.

Statements of Cash Flows
(Dollars in Thousands)


                                                                                                   January 1, 1999
                                                                                    Year Ended       to July 13,
                                                                                 December 31, 1998      1999
                                                                                 ----------------- ---------------
Cash Flows From Operating Activities:
Net loss                                                                             $  (7,773)      $    (778)
Adjustments to reconcile net loss to net cash used in
   operating activities-
      Depreciation and amortization                                                      4,025           1,713
      Write-off of purchased in-process research and development                            --              --
      Write-off of debt issuance costs - extraordinary item                                 --              --
      (Gain) loss on disposition of marketable securities                                   --            (396)
      Amortization of deferred financing fees and debt discount                            286             204
   Changes in assets and liabilities, net of effect of business acquired:
        Decrease (increase) in accounts receivable                                       8,353           1,191
        Decrease in inventories                                                             39             269
        Decrease in prepaid expenses                                                       106           1,107
        (Decrease) increase in accounts payable                                           (139)           (554)
        (Decrease) increase in deferred revenue                                         (6,862)         (6,267)
        (Decrease) increase in accrued expenses and other long-term liabilities          1,710          (1,052)
                                                                                     ---------       ---------
                        Net cash used in operating activities                             (255)         (4,563)
                                                                                     ---------       ---------
Cash Flows From Investing Activities:
     Purchase of business                                                                   --              --
     Capital expenditures                                                                 (536)           (142)
     Proceeds from disposition of marketable securities                                     --             396
     Cash paid for trademark                                                                --              --
                                                                                     ---------       ---------
                        Net cash provided by (used in) investing activities               (536)            254
                                                                                     ---------       ---------
Cash Flows From Financing Activities:
     Proceeds from issuance of common stock                                                 --              --
     Decrease in due to former parent                                                     (162)             --
     Borrowings under revolving line of credit, net                                      2,238           4,904
     Borrowings under senior subordinated notes, net                                        --              --
     Borrowings (payments) under senior credit facility, net                                --              --
     Retirement of previous line of credit, net                                         (8,500)             --
     Borrowings on long-term note payable to bank                                        7,500              --
     Payment of financing fees                                                          (1,145)             --
     (Increase) decrease in due from parent                                                 --              --
     Increase in due to related party                                                       --              --
                                                                                     ---------       ---------
                        Net cash provided by (used in) financing activities                (69)          4,904
                                                                                     ---------       ---------

Increase (decrease) in cash                                                               (860)            595

Cash, beginning of period                                                                  860              --
                                                                                     ---------       ---------

Cash, end of period                                                                  $      --       $     595
                                                                                     =========       =========

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for interest                                       $   1,561       $     925
                                                                                     =========       =========
      Cash paid during the period for income taxes                                   $      --       $      --
                                                                                     =========       =========
Non-cash investing and financing activity:
                                                                                     =========       =========
     Note payable issued for equity securities                                       $   2,251       $      --
                                                                                     =========       =========
     Equity securities exchanged for prepaid royalty                                 $   2,285       $      --
                                                                                     =========       =========



                                                                                  July 14, 1999
                                                                                       to           Year Ended
                                                                                    December 31,   December 31,
                                                                                       1999            2000
                                                                                  ---------------  ------------
Cash Flows From Operating Activities:
Net loss                                                                            $ (18,708)      $ (40,532)
Adjustments to reconcile net loss to net cash used in
   operating activities-
      Depreciation and amortization                                                     5,135          11,304
      Write-off of purchased in-process research and development                        9,000              --
      Write-off of debt issuance costs - extraordinary item                             3,336              --
      (Gain) loss on disposition of marketable securities                                  --              20
      Amortization of deferred financing fees and debt discount                           297             340
   Changes in assets and liabilities, net of effect of business acquired:
        Decrease (increase) in accounts receivable                                       (800)          4,544
        Decrease in inventories                                                            13             249
        Decrease in prepaid expenses                                                        5           1,086
        (Decrease) increase in accounts payable                                           384            (123)
        (Decrease) increase in deferred revenue                                         2,702            (547)
        (Decrease) increase in accrued expenses and other long-term liabilities        (7,440)         (5,725)
                                                                                    ---------       ---------
                        Net cash used in operating activities                          (6,076)        (29,384)
                                                                                    ---------       ---------
Cash Flows From Investing Activities:
     Purchase of business                                                             (55,493)             --
     Capital expenditures                                                                (374)         (1,585)
     Proceeds from disposition of marketable securities                                    --              16
     Cash paid for trademark                                                             (375)             --
                                                                                    ---------       ---------
                        Net cash provided by (used in) investing activities           (56,242)         (1,569)
                                                                                    ---------       ---------
Cash Flows From Financing Activities:
     Proceeds from issuance of common stock                                            28,698              --
     Decrease in due to former parent                                                      --              --
     Borrowings under revolving line of credit, net                                        --              --
     Borrowings under senior subordinated notes, net                                  146,193              --
     Borrowings (payments) under senior credit facility, net                          130,363          (2,939)
     Retirement of previous line of credit, net                                            --              --
     Borrowings on long-term note payable to bank                                          --              --
     Payment of financing fees                                                         (1,473)             --
     (Increase) decrease in due from parent                                          (244,616)         29,714
     Increase in due to related party                                                   2,660           4,130
                                                                                    ---------       ---------
                        Net cash provided by (used in) financing activities            61,825          30,905
                                                                                    ---------       ---------
Increase (decrease) in cash                                                              (493)            (48)

Cash, beginning of period                                                                 595             102
                                                                                    ---------       ---------
Cash, end of period                                                                 $     102       $      54
                                                                                    =========       =========
Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for interest                                      $   1,306       $      --
                                                                                    =========       =========
      Cash paid during the period for income taxes                                  $      --       $      --
                                                                                    =========       =========
Non-cash investing and financing activity:
     Note payable issued for equity securities                                      $      --       $      --
                                                                                    =========       =========
     Equity securities exchanged for prepaid royalty                                $      --       $      --
                                                                                    =========       =========

The accompanying notes are an integral part of these financial statements.

COMPASSLEARNING, INC.

Notes to Financial Statements
(Dollars in Thousands, Except Share Amounts)

1. NATURE OF BUSINESS

CompassLearning, Inc. (formerly JLC Learning Corporation, a Delaware corporation, and formerly EAC I Inc.) (the Company) is a provider of technology-based educational programs to schools and school districts for kindergarten through twelfth grade. Prior to July 14, 1999, the Company's predecessor (the Predecessor) was a wholly-owned subsidiary of Software Systems Corporation, a wholly-owned subsidiary of JLC Holdings, Inc. (Holdings).

The Company operates in the education software industry. The Company's products and services include fully integrated software systems, standalone CD ROM delivery, internet solutions and a full service offering, including installation, teacher training, onsite and remote diagnostics and maintenance.

The Company focuses its market efforts in the United States and several U.S. territories, and is exploring opportunities in inter-national markets. The Company's selling and distribution efforts include a direct sales force, telemarketing and catalog sales.

JLC Learning Corporation, an Illinois corporation was acquired by WRC Media Inc. (the Parent) on July 14, 1999 (the Purchase Date). The Company's statements of operations and comprehensive loss and of cash flows for the period from July 14, 1999 to December 31, 1999 include the operations of the Predecessor since the Purchase Date. The Securities and Exchange Commission deems an acquired business to be a predecessor when the registrant is in substantially the same business of the entity acquired and the registrant's own operations prior to the acquisition appear insignificant relative to the business acquired. A predecessor must present audited financial statements for the interim period between the predecessor's most recent year-end and the date of the acquisition by the registrant. Accordingly, the accompanying financial statements for the period from January 1, 1999 to July 13, 1999 of the Predecessor, and for the period from July 14, 1999 to December 31, 1999 of the Company are presented.

The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows of two separate entities.

On November 17, 1999, the Parent completed a recapitalization (the Recapitalization) of Primedia Inc.'s Supplemental Education Group, consisting of the businesses of Weekly Reader, American Guidance and World Almanac. In connection with the Recapitalization, the Company's existing indebtedness incurred in connection with the purchase of the Predecessor was extinguished. Accordingly, the Company has recognized an extraordinary loss on debt extinguishment of $3,336 in its accompanying statement of operations during the period July 14, 1999 to December 31, 1999.

As a result of the Recapitalization, the Company became, along with certain other Parent subsidiaries, a co-issuer of the Parent's 12 3/4% Senior Subordinated Notes, due 2009 (Notes) and Senior Bank Credit Facilities (see Note
8). The Company relies on the Parent's and its subsidiaries (including the other co-issuer subsidiaries) ability to fund the debt service. The Company's Parent has agreed to provide, if and when necessary, the financial support to sustain the company's operations under the normal course of business through December 31, 2001. However, the inability of the Parent and its subsidiaries (including the other co-issuer subsidiaries) to meet the debt service requirements would adversely impact the Company's financial position and results of operations.

COMPASSLEARNING, INC.

Notes to Financial Statements
(Dollars in Thousands, Except Share Amounts)

Formation of the Company

The Company was incorporated on May 12, 1999, for the purpose of acquiring the Predecessor. The acquisition was consummated by EAC I Inc. (a wholly-owned subsidiary of the Parent) merging with the Predecessor, with EAC I Inc. being the surviving entity. EAC I Inc. then changed its name to JLC Learning Corporation, which subsequently changed its name to CompassLearning, Inc. on January 20, 2000.

Acquisition of the Predecessor

On July 14, 1999, the Parent purchased all the outstanding common stock and preferred stock of the Predecessor for approximately $55,200. The purchase price and acquisition costs were funded by approximately $28,700 in equity contributions, and a senior credit facility and senior subordinated notes of approximately $29,537. There was approximately $350 in cash after the acquisition. Concurrent with the closing, the Predecessor's existing line of credit, term note payable to the bank, senior subordinated notes and notes payable to related parties were refinanced (see Note 8).

The acquisition of the Predecessor was accounted for using the purchase method of accounting. The total cost of the acquisition of $61,935 (including $6,735 of acquisition costs) was allocated to assets and liabilities based on an independent valuation of their estimated fair values as of the Purchase Date as follows:

      Net liabilities assumed                              $ (6,290)
      Purchased software                                      7,430
      In-process research and development                     9,000
      Other acquired intangible assets                       24,700
      Goodwill                                               27,095
                                                           --------
                                                           $ 61,935
                                                           ========

Included in goodwill above are obligations related to bonuses payable as a result of the acquisition and Stock Appreciation Rights (SARs) (see Note 12).

Immediately following the acquisition, the Company recognized a $9,000 charge related to the write-off of purchased in-process research and development (R&D) costs acquired in connection with the acquisition described above.

The nature of the efforts required to develop the acquired in-process technologies into commercially viable products principally relate to the completion of all planning, designing, coding, and testing activities that are necessary to establish that the products can be produced to meet their design requirements, including functions, features and technical and economic performance requirements.

The valuation of the acquired in-process research and development was predicated on the determination that the developmental projects at the time of the acquisition were not technologically feasible and had no alternative future use. This conclusion was attributable to the fact that the Company had not completed a working model that had been tested and proven to work at performance levels which were expected to be commercially viable and that the technologies of the projects have no alternative use other than as a software application. The value is attributable solely to the development efforts completed as of the acquisition date.

COMPASSLEARNING, INC.

Notes to Financial Statements
(Dollars in Thousands, Except Share Amounts)

As of the acquisition date, the Predecessor's significant ongoing R&D projects included the development of:

o     Curriculum: Next-generation reading system (5-8)
o     Assessment: Web-based JCAT platform
o     Management: Compass 4.x and Compass 5.0 (next-generation)

The Company allocated values to the in-process R&D based on an assessment by an independent valuation expert of the R&D projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of the Predecessor's next-generation Internet-based technologies and products.

The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The present value calculations were then adjusted to reflect the estimated percent complete of each project, a procedure designed to reflect the value creation efforts of the target companies prior to the close of the acquisition.

The developmental projects were evaluated in the context of Statement of Financial Accounting Standards (SFAS) No. 2, Accounting for Research and Development Costs, including its related interpretation, and SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold Leased, or Otherwise Marketed. In-process R&D involves products that fall under the following definitions of R&D as defined in SFAS No. 2:

o Research is defined as the planned search or critical investigation aimed at discovery of new knowledge with the hope that such knowledge will be useful in developing a new product, service, process, or technique, or in bringing about a significant improvement to an existing product or process.

o Development is defined as the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. It includes the conceptual formulation, design, and testing of product alternatives, construction of prototypes, and operation of pilot plants.

Activities specifically excluded from R&D include engineering follow-through in an early phase of commercial production; routine, ongoing efforts to refine or enhance an existing product; and the adaptation of existing capabilities to a particular customer's needs.

In order to calculate the value of the in-process R&D, the income approach was employed. Each of the significant ongoing R&D projects was identified and valued through interviews and analysis of product development data provided by management concerning project descriptions, their respective stage of development, the time and resources needed to complete the projects, expected income generating ability, and associated risks. Of the $9,000 write-off of in-process R&D, $220, $80 and $8,700 was allocated to the management, assessment, and curriculum described above.

The resulting cash flows were discounted to their present value by applying appropriate discount rates considering each asset's relative risk. The discount rate selected for the in-process technologies was 20%. In the selection of the appropriate discount rate, consideration was given to the weighted average cost of capital. The discount rate utilized for the in-process technologies was higher than the Company's overall rates of return due to the risk of realizing cash flows from products that had yet to reach technological feasibility. The returns on all the acquired assets were established and weighted to ensure the rates were reasonable in the context of the overall required return.

Accordingly, the assets, including in-process R&D, and liabilities, are recorded based on their fair values at the date of acquisition and the results of operations for the acquisition has been included in the financial statements for the periods subsequent to acquisition. The Company allocated the fair values of the net assets acquired between acquired in-process R&D, developed technology and goodwill.

COMPASSLEARNING, INC.

Notes to Financial Statements
(Dollars in Thousands, Except Share Amounts)

Unaudited Proforma Information

The following unaudited proforma information includes the combined results of operations of the Company and its Predecessor for the period from January 1, 1999 to December 31, 1999, and gives effect to the acquisition of the Predecessor as if it had been consummated on January 1, 1999 and the completion of the Recapitalization on November 17, 1999.

      Net revenue                                                $ 72,812
      Loss from operations                                         (3,176)
      Net loss                                                     (7,044)

The unaudited pro forma information excludes the effect of the $9,000 charge related to the write-off of purchased in-process research and development and has been adjusted for interest expense, depreciation and amortization expense resulting from the acquisition of the Predecessor and the completion of the Recapitalization. The unaudited pro forma information is provided for illustrative purposes only and is not necessarily indicative of the combined results of operations that would have been achieved had the acquisition occurred on the date indicated, nor does it purport to project the results of operations of the Company for the year or for any future period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. The carrying amounts of cash, accounts receivable, and accounts payable approximate fair values. The book value of the senior bank credit facility approximates fair value due to the variable rate interest charged on the facility. Fair value of the senior subordinated notes is estimated at $121,600 as of December 31, 2000.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. The Company periodically evaluates the realizability of inventories.

Investment in Marketable Securities

The Company classifies its investments in marketable securities as available for sale. Accordingly, the investment is recorded at fair value with unrealized gains or losses, net of the related tax effect, excluded from income and reported as other comprehensive income (loss).

COMPASSLEARNING, INC.

Notes to Financial Statements
(Dollars in Thousands, Except Share Amounts)

Software Development Costs

In accordance with SFAS No. 86, the Company capitalizes software development costs by project commencing when technological feasibility is established and concluding when the product is ready for commercial release. Additionally, the Company capitalizes acquired technologies that meet the provisions of SFAS No.
86. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. Software development costs are amortized on a straight-line basis over four years or the expected life of the product, whichever is less. The Company periodically evaluates the net realizable value of capitalized software development costs based on factors such as budgeted sales, product development cycles and management's market emphasis. Research and Development costs are charged to expense when incurred.

Intangible Assets

Intangible assets include goodwill and other acquired intangible assets. Goodwill represents the excess of the purchase price over the fair value of assets acquired as a result of the acquisition of the Predecessor on July 14, 1999. Intangible assets are being amortized on a straight-line basis over 18 months to seven years.

Deferred Financing Fees

Deferred financing fees are direct costs paid by the Company in connection with their revolving credit agreement. These costs were being amortized over the term of the related debt until the debt was extinguished in 1999. Amortization was approximately $286 for the year ended December 31, 1998, $204 for the period from January 1, 1999 to July 13, 1999, and $230 for the period from July 14, 1999 to November 17, 1999. On November 17, 1999, the Company wrote-off deferred financing fees of $3,336 through an extraordinary charge as the Parent refinanced all the Company's debt.

Fixed Assets

Fixed assets are recorded at cost and depreciated over the estimated useful lives of the related assets. Depreciation is provided principally on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Leasehold improvements are depreciated over the shorter of their useful life or lease term.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Under SFAS No. 121, long-lived assets and certain identifiable intangible assets, including goodwill, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated.

COMPASSLEARNING, INC.

Notes to Financial Statements
(Dollars in Thousands, Except Share Amounts)

Revenue Recognition

The Company recognizes revenues in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under SOP 97-2, the Company recognizes revenue for hardware and software sales upon shipment of the product, provided collection of the receivable is probable, payment is due within one year and the fee is fixed or determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or acceptance has occurred. Revenue from service contracts, instruction and user training is recognized as the services are performed and post-contract support is recognized ratably over the related contract. Deferred revenue represents the Company's obligation to perform under signed contracts.

For contracts with multiple elements (e.g., deliverable and undeliverable products, maintenance and other post-contract support), the Company allocates revenue to each undelivered element of the contract based on vendor specific objective evidence of its fair value, which is specific to the Company, or for products not being sold separately, the price established by management. The Company recognizes revenue allocated to delivered products on the residual method when the criteria for product revenue set forth above are met.

Several of the Company's customers are subject to fiscal funding requirements. If the funding requirements are subject to governmental approval, the likelihood of cancellation is assessed. If the likelihood of cancellation is assessed as remote, revenue is recognized. If the likelihood of cancellation is assessed as other than remote, revenue is deferred. If the funding requirements are subject to non-governmental approval, revenue is deferred and recognized in accordance with the remaining provisions of SOP 97-2.

In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on EITF #99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. As a result, the Company has reported all revenue involving hardware components on the gross method for 1999 and 2000. The Company could not restate its 1998 hardware revenue because of a lack of information. In 1999, the Company converted its financial systems to a new enterprise software-based system, which did not migrate the necessary hardware revenue information to properly restate 1998. This had no effect on revenue for 1999 and 2000.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is required to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. The Company will consider the elimination of the valuation allowance when available evidence indicates the deferred assets will be realized.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $705 for the year ended December 31, 1998, $509 for the period from January 1, 1999 to July 13, 1999, $740 for the period from July 14, 1999 to December 31, 1999, and $707 for the year ended December 31, 2000.

COMPASSLEARNING, INC.

Notes to Financial Statements
(Dollars in Thousands, Except Share Amounts)

New Accounting Pronouncements

In 1998, the Predecessor adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires that an entity measure and disclose all elements of comprehensive income that result for recognized transactions and other events in the financial statements. Accordingly, the Company has reported unrealized gains on marketable securities as a separate component of stockholders deficit.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 (as amended by SFAS No. 138), Accounting for Derivative Instruments and Hedging Activities, which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company did not experience any material impact resulting from the adoption of SFAS No. 133, as amended.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which was subsequently updated by SAB 101A. SAB 101 and SAB 101A summarize certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company did not experience any material impact resulting from the adoption of SAB 101.

Reclassification of Certain Amounts

Certain amounts in prior periods presented have been reclassified in the accompanying financial statements to conform to the 2000 presentation.

3. INVENTORIES

Inventories are as follows:

                                                      December 31,
                                                   -----------------
                                                   1999         2000
                                                   ----         ----
Materials and supplies                             $157         $ 70
Finished products                                   573          411
                                                   ----         ----
                                                   $730         $481
                                                   ====         ====

4. SOFTWARE DEVELOPMENT COSTS

Software development costs are as follows:

                                                  December 31,
                                              ---------------------
                                               1999          2000
                                              -------       -------
Purchased software                            $ 7,430       $ 7,430
Less - accumulated amortization                  (864)       (2,721)
                                              -------       -------
                                              $ 6,566       $ 4,709
                                              =======       =======

Amortization of capitalized software development costs are included in cost of products sold and was approximately $2,189 for the year ended December 31, 1998, $887 for the period from January 1, 1999 to July 13, 1999, $864 for the period from July 14, 1999 to December 31, 1999 and $1,857 for the year ended December 31, 2000.

COMPASSLEARNING, INC.

Notes to Financial Statements
(Dollars in Thousands, Except Share Amounts)

No product currently under development met the technological feasibility criteria during the years ended December 31, 1999 or 2000. Therefore, no costs were capitalized in these periods.

5. INTANGIBLE ASSETS

Intangible assets at December 31, 2000 are as follows:

                                                                             December 31,
                                                                          -------------------
                                                       Life                 1999       2000
                                                    ---------             -------    --------
Tradenames                                          4 years               $ 3,520    $  3,520
Customer lists                                      7 years                18,200      18,200
Workforce in place                                  3 years                 2,980       2,980
Trademark                                           18 months                 375         375
Goodwill                                            7 years                27,095      27,095
                                                                          -------    --------
                                                                          $52,170    $ 52,170
Less - accumulated amortization                                            (4,014)    (12,599)
                                                                          -------    --------
                                                                          $48,156    $ 39,571
                                                                          =======    ========

Amortization of intangibles was approximately $245 for the year ended December 31, 1998, $131 for the period from January 1, 1999 to July 13, 1999, $4,014 for the period from July 14, 1999 to December 31, 1999, and $8,585 for the year ended December 31, 2000.

6. FIXED ASSETS

Fixed assets are comprised of the following:

                                                                            December 31,
                                                                       ----------------------
                                                        Life             1999          2000
                                                       -------         --------      --------
Computer equipment                                     3 years         $  1,610      $  2,679
Leasehold improvements                                 3 years              102           293
Other furniture and fixtures                           3 years              198           523
                                                                       --------      --------
                                                                       $  1,910      $  3,495
Less - accumulated depreciation                                            (257)       (1,119)
                                                                       --------      --------
                                                                       $  1,653      $  2,376
                                                                       ========      ========

Depreciation expense was approximately $1,591 for the year ended December 31, 1998, $695 for the period from January 1, 1999 to July 13, 1999, and $257 for the period from July 14, 1999 to December 31, 1999 and $862 for the year ended December 31, 2000.

COMPASSLEARNING, INC.

Notes to Financial Statements
(Dollars in Thousands, Except Share Amounts)

7. ACCRUED EXPENSES

Accrued expenses are as follows:

                                                               December 31,
                                                         ----------------------
                                                           1999            2000
                                                         -------         -------
Salaries and compensation                                $ 5,895         $ 3,715
Acquisition-related accruals                               2,965             222
Other accrued expenses                                     3,742           3,005
                                                         -------         -------
                                                         $12,652         $ 6,942
                                                         =======         =======

8. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                (a)                  (b)
                                     Senior Credit Facilities      Senior
                                     ------------------------    Subordinated
                                        Term A       Term B         Notes        Total
                                     ------------------------    ------------  ---------
Original Issue, November 17, 1999     $  31,000    $ 100,000      $ 152,000    $ 283,000
Unamortized Discount                         --           --         (5,807)      (5,807)
1999 Principal Payments                    (387)        (250)            --         (637)
                                      ---------    ---------      ---------    ---------

Book Value, December 31, 1999            30,613       99,750        146,193      276,556
2000 Principal Payments                  (1,939)      (1,000)            --       (2,939)
Accretion of Discount                        --           --            340          340
                                      ---------    ---------      ---------    ---------

Book Value, December 31, 2000         $  28,674    $  98,750      $ 146,533    $ 273,957
                                      =========    =========      =========    =========

(a) The senior bank credit facilities are comprised of a $30 million revolving credit facility maturing in 2005, a $31 million term loan A facility maturing in 2005 and a $100 million term loan B facility maturing in 2006. During 2000, the Parent applied for and received an annually renewable standby letter of credit in the amount of $2 million in connection with a real estate lease. While this letter of credit is in effect, the Parent's available borrowing under the revolving credit facility is reduced by $2 million. As of December 31, 2000 there had been no drawdowns against the letter of credit. The term loan A facility and the term loan B facility are payable in quarterly installments on the last business day of March, June, September, and December.

      Loans under the senior bank credit facilities bear interest as follows:

      1. for the revolving credit facility and the term loan A facility, the LIBOR as defined in the credit agreement, plus 3.25% or the alternate base rate as defined in the credit agreement, plus 2.25% (subject to performance-based step downs); and

      2. for the term loan B facility, the LIBOR plus 4.00% or the alternate base rate plus 3.00%.

      Term loan A, loans outstanding, as of December 31, 2000, had interest rates that ranged from 9.89% to 10.05%. Term loan B, loans outstanding, as of December 31, 2000, had interest rates that ranged from 10.64% to 10.76%.

COMPASSLEARNING, INC.

Notes to Financial Statements
(Dollars in Thousands, Except Share Amounts)

      In addition to paying interest on outstanding loans under the senior bank credit facilities, the Parent is required to pay a commitment fee to the lender associated with the revolving credit facility in respect of the unused commitments thereunder at a rate of 0.5% per annum (subject to performance-based step downs). Interest expense incurred during the year ended December 31, 2000 reduced the contra-equity account, Due from Parent.

      The senior bank credit facilities are subject to mandatory prepayment with:

      o     the proceeds of the incidence of certain indebtedness
      o     the proceeds of certain asset sales or other dispositions
      o     the proceeds of issuance's of certain equity offerings
      o annually beginning in 2000, 50% of the Parent's excess cash flow (as defined in the credit agreement) from the prior year.

(b) In connection with the Recapitalization, the Parent and the Company issued 152,000 Units consisting of $152,000 in aggregate principal amount of Notes and 205,656 shares of common stock of the Parent. The Notes bear interest at 12.75% and pay interest semi-annually in arrears commencing on May 15, 2000. The Notes are payable in full in 2009. Interest expense incurred during the year ended December 31, 2000 reduced the contra-equity account, Due from Parent. The Notes are joint and several obligations of the Parent and the Company.

      Based upon an independent valuation, $148,289 was allocated to the value of the Notes while $3,711 was the value ascribed to the common stock. The Notes were issued net of a $2,096 discount, which is being accreted to maturity using the effective interest method. Accretion for period from November 17, 1999 through December 31, 1999 was not significant. Accretion attributable to the stock and the discount for the period January 1, 2000 through December 31, 2000 was $340.

      Prior to November 15, 2002, the Parent may repay up to 35% of the Notes with net cash proceeds of certain sales of equity securities at a price of 112.75% of the principal amount, plus accrued and unpaid interest.

      On or after November 15, 2004, the Parent may repay the Notes at a redemption price of 106.375% of the principal amount, plus accrued interest thereon decreasing annually to 100% in 2007 and thereafter.

The borrowing agreements provide for certain restrictions, including restrictions on asset sales, dividend payments, additional indebtedness payments for restricted investments. In addition, the borrowing agreements provide for the maintenance of certain financial covenants, including a limit on the consolidated leverage rates and maintenance of minimum fixed charged coverage ratios. For the year ended December 31, 2000, the Company was in compliance with all financial covenants.

Maturities of long-term debt are as follows:

           2001                                               $   4,488
           2002                                                   6,037
           2003                                                   7,588
           2004                                                   8,361
           2005                                                  25,750
           Thereafter                                           227,200
                                                              ---------
                                                              $ 279,424
           Less: Discount                                         5,467
                                                              ---------
                                                              $ 273,957
                                                              =========

COMPASSLEARNING, INC.

Notes to Financial Statements
(Dollars in Thousands, Except Share Amounts)

9. INCOME TAXES

Due to the losses incurred from operations, the Predecessor and the Company have no provision for (benefit from) income taxes for any period presented in the accompanying financial statements.

The Company accounts for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets. The differences are measured using the income tax rate in effect during the year of measurement.

The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to the pretax loss and benefit for income taxes:

                                               January 1, 1999       July 14, 1999 to         Year Ended
                                                  to July 13,          December 31,          December 31,
                                                     1999                 1999                  2000
                                               ---------------       ----------------        ------------
Benefit at federal statutory rate                 $      342            $  6,548              $  2,133
State income tax benefit, net                             49                 935                   305
Write-off of in-process R&D                                -              (3,600)                    -
Goodwill amortization                                      -                (710)               (1,544)
Other permanent differences                              (50)                (50)                  (71)
Valuation allowance                                     (341)             (3,123)             $   (823)
                                                  ----------            --------              --------

                                                  $        -            $     -               $      -
                                                  ==========            ========              ========

The income tax effects of loss carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities are as follows:

                                                             December 31,
                                                       ------------------------
                                                         1999            2000
                                                       --------        --------
Net operating loss carryforward                        $  9,460        $ 10,190
Depreciation and amortization                             7,171           7,939
Bad debt expense                                            205              93
Accrued liabilities                                         940             645
Other                                                       500             778
                                                       --------        --------
Gross deferred tax assets                              $ 18,276        $ 19,645
Deferred tax asset valuation allowance                  (18,276)        (19,645)
                                                       --------        --------

Net deferred tax assets                                $     --        $     --
                                                       ========        ========

In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some or all of such assets will be realized. As a result of historical operating losses, the Company has fully reserved its net deferred tax assets as of December 31, 1999 and 2000.

COMPASSLEARNING, INC.

Notes to Financial Statements
(Dollars in Thousands, Except Share Amounts)

The Company had a net operating loss carryforward (NOLC) for federal income tax purposes of approximately $75,650 as of December 31, 2000. The Company experienced an ownership change as a result of the acquisition of the Predecessor on July 14, 1999. As a result of the change, the NOLC existing as of that change date is subject to an annual limitation of approximately $710. As a result of the ownership change, the Company projects that approximately all but $25,475 of the NOLC will expire. The Company has reduced its gross deferred tax asset related to the NOLC to reflect the exclusion of that portion of the loss that is expected to expire as a result of the change of ownership limitation.

10. COMMITMENTS AND CONTINGENCIES

Leases

The Company has operating leases for equipment, office and warehouse space that include original or remaining noncancelable minimum rental commitments as follows:

Twelve months ending December 31:

       2001                                                         $   3,408
       2002                                                             3,344
       2003                                                             2,498
       2004                                                             1,976
       2005                                                             2,040
       Thereafter                                                       5,199
                                                                    ---------

       Total minimum lease payments                                    18,465

       Total minimum noncancelable sublease rentals                      (391)
                                                                    ---------

                                                                    $  18,074
                                                                    =========

Rent expense, net of sublease rentals, for all operating leases, was approximately $3,060 for the year ended December 31, 1998, $1,482 for the period from January 1, 1999 to July 13, 1999, and $933 for the period from July 14, 1999 to December 31, 1999 and $1,958 for the year ended December 31, 2000.

Litigation

During 1999, the U.S. Department of Labor commenced an investigation into the issue of whether the Company was properly treating certain employees as exempt employees under the Fair Labor Standards Act. As a result of the acquisition of the Predecessor in 1999, the Parent recorded a reserve of approximately $500. Management believes that this reserve is adequate to cover any potential losses.

In the normal course of business, the Company is a party to various litigation. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on its results of operations and financial position, if any, for the disposition of these matters, will not be material.

COMPASSLEARNING, INC.

Notes to Financial Statements
(Dollars in Thousands, Except Share Amounts)

Warrants

In connection with the Recapitalization, the Parent issued warrants to acquire 13% of the voting common stock of the Company at an exercise price of $0.01 per share. Based upon an independent valuation, the Parent allocated $2,618 to these warrants. The warrants are not exercisable after the twelfth anniversary of the issuance date and contain antidilution provisions.

11. RELATED PARTY TRANSACTIONS

Trademark License Agreement

The Company entered into a trademark license agreement with the Predecessor's former parent to permit the Company to use specific trademarks until December 31, 2000 in return for $375 in cash payments. The $375 was recorded as an intangible asset and became fully amortized at December 31, 2000 (see Note 5).

Due from Parent

As a result of the November 17, 1999 Recapitalization, the Company became a co-issuer on its Parent's long-term debt. Therefore, the long-term debt and related cost were pushed down to the Company and an offsetting contra-equity account, Due from Parent, was recorded. Additionally, included in Due from Parent, are certain operating expenses paid by the Company and subsequently charged back as these expenses relate to operations of the Parent. $598 and $7,921 were charged back for 1999 and 2000, respectively.

Due to Related Party

The Predecessor benefited from a management and advisory services agreement between Holdings and an affiliate of Holding's shareholders. Out-of-pocket expenses were paid to this affiliate of $25 and $5 during the years ended December 31, 1998 and 1999, respectively. The Predecessor incurred consulting expenses of $499 for the year ended December 31, 1998 relating to a consulting arrangement with an investor. In addition to the consulting arrangement, the Predecessor entered into a sales and marketing agreement with this investor whereby the Predecessor would sell product to the investor at a discount. Approximately $354 and $69 in sales were made to the investor during the years ended December 31, 1998 and 1999, respectively.

The Company borrowed $500 and $4,350 in 1999 and 2000 respectively from the Parent's subsidiary, Weekly Reader Corporation. Borrowings for 2000 were offset by $220 in charges between the Company and subsidiaries of the Parent.

During November 1999, the Company transferred certain warrants valued at $2,160 to EAC III Inc., an investor in the Parent, in connection with the debt restructuring on November 17, 1999.

COMPASSLEARNING, INC.

Notes to Financial Statements
(Dollars in Thousands, Except Share Amounts)

12. EMPLOYEE BENEFIT PLANS

Stock Appreciation Rights

In February 1999, the Predecessor's Board of Directors adopted the 1998 Stock Appreciation Rights (SAR) Plan. SARs in the aggregate of 1,500,000 were created and 1,013,500 SARs, at a base value of $4.00 per SAR, as determined by the Board of Directors, were granted. As a result of the acquisition of the Predecessor by the Company, the SARs became 100% vested and are no longer subject to value changes. The SARs were valued at $5.50 per share at the time of the acquisition. In connection with the acquisition, approximately $1,520 was ascribed to the value of the SARs. Of the $1,520 value ascribed to the SARs, $1,120 was paid to employees in November 1999 and the balance was paid in July 2000.

Sale Bonus

In January 1999, the Predecessor entered into agreements to pay a sale bonus to select members of management. As a result of the acquisition of the Predecessor by the Company, $913 was paid in November 1999.

401(k) Retirement Plan

The Parent has a retirement savings plan covering substantially all eligible employees of the Company. This 401(k) Plan provides for a 33% matching contribution by the Company, limited to eligible contributions by the employees. The Predecessor accrued $175 and the Company accrued $198 during the period January 1, 1999 to July 13, 1999, and July 14, 1999 to December 31, 1999, respectively, for 1999 contributions to be paid in 2000. The Company accrued $348 as of December 31, 2000 for matching contributions to be paid in 2001.

13. RESTRUCTURING

During July 1998 the Predecessor recorded a restructuring charge of $3,012 related to the adoption by the Predecessor of a formal action plan for restructuring its operations. This restructuring was adopted in an effort to establish a more competitive cost structure in response to current sales levels.

In connection with the plan in 1998 the Predecessor paid employee severance and benefit costs of approximately $1,400 when it decreased its workforce by approximately 90 employees.

14. QUARTERLY DATA (Unaudited)

                                                  Three Months Ended
                                  --------------------------------------------------
                                  March 31     June 30    September 30   December 31      Year
                                  ---------   ---------   ------------   -----------    ---------
2000
Revenues                          $ 12,731    $ 19,578      $ 12,908      $ 18,811      $ 64,028
Gross profit                      $  6,795    $ 13,465      $  7,548      $  9,034      $ 36,842
Operating costs and expenses      $ 12,277    $ 12,085      $  8,140      $ 10,477      $ 42,979
Income/(loss) from operations     $ (5,482)   $  1,380      $   (592)     $ (1,443)     $ (6,137)
Net Income/(loss)                 $(13,698)   $ (7,168)     $ (9,413)     $(10,253)     $(40,532)

1999
Revenues                          $ 15,353    $ 19,916      $ 18,714      $ 18,829      $ 72,812
Gross profit                      $  7,228    $ 12,497      $ 10,442      $ 10,601      $ 40,768
Operating costs and expenses      $  8,669    $  9,449      $ 19,776      $ 10,937      $ 48,831
Income/(loss) from operations     $ (1,441)   $  3,048      $ (9,334)     $   (336)     $ (8,063)
Net Income/(loss)                 $ (2,346)   $  1,675      $(13,739)     $ (5,076)     $(19,486)

PART II

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to the persons who, as of the date of this annual report, were serving or are expected to serve in the near future as directors and executive officers of each of WRC Media, Weekly Reader and CompassLearning, as well as those executive officers and employees of American Guidance and World Almanac. Each director will hold office until the next annual meeting of shareholders or until his successor has been elected and qualified.

NAME                              AGE                                 POSITION
----                              ---                                 --------
Timothy C. Collins............     45       Director, WRC Media, Weekly Reader and CompassLearning
D. Ronald Daniel..............     71       Non-Executive Chairman, WRC Media, Weekly Reader and CompassLearning
Ralph D. Caulo................     61       Non-Executive Vice-Chairman, WRC Media
Charles L. Laurey.............     31       Director, WRC Media, Weekly Reader and CompassLearning; and Secretary,
                                            WRC Media, Weekly Reader and CompassLearning
Martin E. Kenney, Jr..........     54       Director, WRC Media, Weekly Reader and CompassLearning; Chief Executive Officer,
                                            WRC Media and CompassLearning;
                                            Executive Vice President, Weekly  Reader
Robert S. Lynch...............     44       Director, WRC Media, Weekly Reader and CompassLearning;
                                            Executive Vice President, Chief Operating Officer WRC Media and CompassLearning;
                                            and Treasurer, WRC Media, Weekly Reader and CompassLearning
James N. Lane.................     48       Director, WRC Media, Weekly Reader and CompassLearning
David F. Burgstahler..........     32       Director, WRC Media, Weekly Reader and CompassLearning
Richard Nota..................     40       Vice President, Finance, WRC Media
Peter E. Bergen...............     49       President and Chief Executive Officer, Weekly Reader
Larry J. Rutkowski............     52       President and Chief Executive Officer, American Guidance
Alfred De Seta................     38       President and Principal Executive Officer, World Almanac
Mark R. Hubble................     40       President, CompassLearning

TIMOTHY C. COLLINS, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. Since June 2, 1999, Timothy C. Collins has served as a Director of WRC Media and CompassLearning. Mr. Collins was named a Director of Weekly Reader as of November 17, 1999. Since October 1995, he has served as Senior Managing Director and Chief Executive Officer of Ripplewood Holdings L.L.C., which specializes in private equity investments and is the general partner of Ripplewood Partners, L.P. which controls EAC III, the majority owner of WRC Media. He currently serves as Co-head of RHJ Industrial Partners, an investment fund managed by Ripplewood Holdings L.L.C., with which he has been affiliated since November 1999. In October 1995, he founded Ripplewood Holdings L.L.C., to continue the industrial partnership approach to leveraged acquisitions pioneered at Onex Corporation where he served as Senior Managing Director from January 1990 until September 1995. Prior to joining Onex Corporation, he was a Vice President at Lazard Freres & Company.

D. RONALD DANIEL, NON-EXECUTIVE CHAIRMAN, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. As of November 17, 1999, Mr. Daniel was named Non-Executive Chairman of WRC Media, Weekly Reader and CompassLearning. Mr. Daniel is a Director of McKinsey & Company, Inc., having served as Managing Director from 1976 to 1988. He has been a management consultant for over 42 years. He serves as the non-executive chairman of Ripplewood Holdings L.L.C., which specializes in private equity investments and is the general partner of Ripplewood Partners, L.P., which controls EAC III, the majority owner of WRC Media. Since September 1998, he has served as an advisory board member of IMG Chase Sports Capital, LLC. Since October 1997, Mr. Daniel has served on the Board of Directors of TRICON Global Restaurants, Inc. He has also served on the Board of Directors of Alliant FoodService since 1996. In addition, he serves as Treasurer of Harvard University, a member of Harvard University's seven-person Corporation, a member of the Harvard University Board of Overseers, Chairman of the Harvard Management Company and Chairman of the Board of Fellows of the Harvard Medical School.

RALPH D. CAULO, NON-EXECUTIVE VICE-CHAIRMAN, WRC MEDIA. Since 1998, Mr. Caulo has served as an outside consultant at Ripplewood Holdings L.L.C., which specializes in private equity investments and is the general partner of Ripplewood Partners, L.P. which controls EAC III, the majority owner of WRC Media. From 1991 to 1998, Mr. Caulo held the dual position of Executive Vice President of Simon & Schuster and President of its Educational Publishing Group. In this position, Mr. Caulo oversaw one of the world's largest educational publishers and its Allyn & Bacon, Prentice Hall, Silver Burdett Ginn, Modern Curriculum, Computer Curriculum Corporation (CCC) and Educational Management Group (EMG) imprints. From 1989 until 1991, Mr. Caulo was President and Chief Executive Officer of Harcourt Brace Jovanovich. He began his career at Harcourt Brace Jovanovich in sales in 1974, and then moved through marketing, editorial, development and senior management to become President and Chief Operating Officer in 1988.

CHARLES L. LAUREY, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING AND SECRETARY, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. Since June 2, 1999, Charles L. Laurey has served as a Director of WRC Media and CompassLearning. As of November 17, 1999, Mr. Laurey was named a Director of Weekly Reader and Secretary of CompassLearning and Weekly Reader. In October 1997, he joined Ripplewood Holdings L.L.C., which specializes in private equity investments and is the general partner of Ripplewood Partners, L.P. which controls EAC III, the majority owner of WRC Media. Prior to joining Ripplewood Holdings L.L.C., Mr. Laurey worked from August 1994 until September 1997 in Morgan Stanley & Co.'s Corporate Finance Department in New York and in the Mergers, Acquisitions and Restructurings Department in London, most recently as an associate. He started his career as a strategy consultant in The Hague, The Netherlands.

MARTIN E. KENNEY, JR., DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING, CHIEF EXECUTIVE OFFICER, WRC MEDIA AND COMPASSLEARNING, PRESIDENT, COMPASSLEARNING, AND EXECUTIVE VICE PRESIDENT, WEEKLY READER. Since July 14, 1999 Martin E. Kenney, Jr. has served as a Director of WRC Media and both Director and Chief Executive Officer of CompassLearning. As of November 17, 1999, Mr. Kenney was named Chief Executive Officer of WRC Media, a Director of Weekly Reader and Executive Vice President of Weekly Reader. He has held several executive and management positions, including serving as Executive Vice President of the Education Publishing Group and President of the Education Technology Group both from May 1995 to December 1998 at Simon & Schuster. From May 1994 to May 1995, he held the dual positions of President of the Business, Training and Healthcare Group and Senior Vice President of Marketing at Simon & Schuster.

ROBERT S. LYNCH, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING, EXECUTIVE VICE PRESIDENT/CHIEF OPERATING OFFICER, WRC MEDIA AND COMPASSLEARNING, AND TREASURER, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. Since June 2, 1999, Robert S. Lynch has served as a Director of WRC Media and CompassLearning. As of November 17, 1999, Mr. Lynch was named a Director of Weekly Reader, Vice President of WRC Media and CompassLearning and Treasurer of WRC Media, Weekly Reader and CompassLearning. Effective September 1, 2000, Mr. Lynch joined WRC Media as Executive Vice President and Chief Operating Officer. Mr. Lynch was previously a Managing Director of Ripplewood Holdings L.L.C., which specializes in private equity investments and is the general partner of Ripplewood Partners, L.P. which controls EAC III, the majority owner of WRC Media, in April 1998. Prior to joining Ripplewood, he was a partner at Arthur Andersen L.L.P., where he was in charge of the Metropolitan New York Industrial Products Industry Program.

JAMES N. LANE, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. Since July 13, 1999, James N. Lane has served as a Director of WRC Media. As of November 17, 1999, Mr. Lane was named a Director of Weekly Reader and CompassLearning. Since August 1998, he has served as President and Chief Executive Officer of SG Capital Partners LLC which is the general partner of SG Merchant Banking Fund L.P. which controls SGC Partners II LLC, which in turn owns 24.7% of WRC Media common stock. He has also served as the Head of Merchant Banking for Societe Generale Groupe in the Americas since March 1997. Prior to joining Societe Generale, his career spanned approximately 20 years at Goldman Sachs & Co., where he was a General Partner, a founding member and co-head of the Principal Investment Area, and managed the Leveraged Finance Group in New York and the European Corporate Finance and Merchant Banking businesses in London.

DAVID F. BURGSTAHLER, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. As of May 31, 2000, David F. Burgstahler was named a director of WRC Media, Weekly Reader and CompassLearning. Since January 2001, Mr. Burgstahler has been a principal of DLJ Merchant Banking Partners II, L.P. From January 1999 to January 2001, he was a Vice President of DLJ Merchant Banking Partners II, L.P. From March 1997 to January 1999, he was an Associate of DLJ Merchant Banking Partners II, L.P. From August 1995 to March 1997, he was an Associate in Donaldson, Lufkin and Jenrette, Inc.'s investment banking group. Mr. Burgstahler serves as a Director of Von Hoffmann Press, Inc. and Haights Cross Communications, Inc.

RICHARD NOTA, VICE PRESIDENT, FINANCE, WRC MEDIA. Since July 17, 2000, Richard Nota has served as Vice President, Finance of WRC Media. Mr. Nota has held several executive and management positions, including serving as Vice President, Accounting and Taxation from December 1989 to November 1995 at Pergament Home Centers, Inc., a retail company. From November 1995 until joining WRC Media, Mr. Nota served as Controller at Heating Oil Partners, L.P., a retail distributor. He was a supervisor at Arthur Andersen L.L.P., from 1985 until December 1989.

PETER E. BERGEN, PRESIDENT AND CHIEF EXECUTIVE OFFICER, WEEKLY READER. Peter E. Bergen was named President and Chief Executive Officer of Weekly Reader in April 1998. He has held several executive and management positions, including serving as Chief Executive Officer from March 1992 to October 1997 at Krames Communications, Inc., a publishing company, which PRIMEDIA owned until 1997. From 1989 to 1992, he held positions at Newbridge Communications, Inc., a book club and continuity publisher, where he helped start Newbridge Educational Publishing, serving as Vice President of New Member Marketing and Senior Vice President of Marketing. From 1979 to 1989, he served as Advertising Manager and Director of Advertising at Macmillan Book Clubs, Inc., a publishing company. He began his career at publisher Doubleday and Company.

LARRY J. RUTKOWSKI, PRESIDENT AND CHIEF EXECUTIVE OFFICER, AMERICAN GUIDANCE. Larry Rutkowski has been President and Chief Executive Officer of American Guidance since January 1999. Since joining American Guidance in 1993 as Vice President of Sales and Marketing, he also served as Vice President and Publisher from January 1996 to January 1999. In these capacities, he was responsible for development, marketing and sale of all products. Prior to joining American Guidance, he served as Vice President and Director of Sales at NTC Publishing Group where he was responsible for school, college, library, trade, business-to-business, special markets and international sales. He has also been a teacher and principal.

ALFRED DE SETA, PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER, WORLD ALMANAC. As of November 17, 1999, Alfred De Seta was named President of World Almanac. Since joining World Almanac in 1993, he served as Director from 1993 to 1995, Vice President from 1995 to 1997 and General Manager and Senior Vice President from 1998 until November 1999. Mr. De Seta played a key role in the acquisitions of Facts On File News Services and Gareth Stevens, Inc. He also has had operational responsibility for World Almanac Education Library Services, Facts On File News Services, World Almanac Books and, most recently, Gareth Stevens, Inc. Prior to joining PRIMEDIA, he held several positions at AT&T Bell Laboratories including Strategic Planning Manager, Product Manager, and Systems Engineer.

MARK HUBBLE, PRESIDENT, COMPASSLEARNING. Mark Hubble was named President of CompassLearning in September 2000. From 1998 to July 2000, he has held several executive and management positions, including serving as Group President of Thompson Financial Media Solutions, a provider of global financial information and as President and Chief Executive

Officer of Thompson Financial, Sheshunoff Information Services, Inc. a provider of financial performance databases and regulatory compliance software tools for the banking and insurance industries. From 1996 to 1998 he served as Group President of Higher Education at Addison Wesley Longman. From 1983 to 1996, he held several executive and management positions in the postsecondary publishing field with South Western College Publishing including serving as President and Chief Executive Officer.

PART III

ITEM 11 EXECUTIVE COMPENSATION

The following table summarizes, for the fiscal year ended the last day of December 2000, all plan and non-plan compensation paid to (i) the chief executive officer of each registrant for fiscal year 2000, (ii) the six most highly compensated executive officers serving at the end of December 2000 in all capacities in which they served, including those executive officers of World Almanac and American Guidance, who performed policy making functions for Weekly Reader and were serving as such at the end of December 2000 in all capacities in which they served, (iii) the four most highly compensated executive officers other than the president of CompassLearning serving at the end of December 2000 in all capacities in which they served and (iv) up to two additional individuals employed by each registrant who were not serving as executive officers at the end of December 2000 but received at least as much compensation as the fourth most highly compensated executive officer of the registrant for whom they were employed:

                           SUMMARY COMPENSATION TABLE

                                                                                                                   LONG-TERM
                                             SECURITIES                     ANNUAL COMPENSATION                  COMPENSATION
                                                       --------------------------------------------------------      AWARDS
                                                                                                   OTHER ANNUAL    UNDERLYING
                                                                                     COMMISSIONS/  COMPENSATION     OPTIONS/
NAME AND PRINCIPAL POSITION                     YEAR   SALARY ($)     BONUS ($)(a)      401 k($)        ($)        SARS(#)(b)
                                                ----   ----------     ------------      --------        ---        ----------
Martin E. Kenney, Jr                            2000   480,000          200,000         3,168(c)         --          204,294
Director, Chief Executive Officer WRC Media     1999   209,983               --            --            --          204,294
Robert Lynch                                    2000   132,407(d)            --            --         4,000(h)       107,523
Director, Chief Operating Officer WRC Media     1999        --               --            --            --               --
Richard Nota                                    2000    77,404(g)            --            --         5,452(h)        15,000
Vice President of Finance                       1999        --               --            --            --               --
Larry J. Rutkowski                              2000   286,570          179,150         5,100(i)     10,791(h)        12,264
President and Chief Executive Officer,          1999   260,000          182,650         4,800(I)     11,507(h)         8,064
American Guidance
Alfred De Seta                                  2000   254,519          138,000        11,050(j)         --           11,706
President and Principal Executive Officer,      1999   173,036           83,793        10,400(j)         --            7,706
World Almanac
Peter E. Bergen                                 2000   274,521           99,264        11,050(e)         --            9,076
President and Chief Executive Officer, Weekly   1999   250,000          100,922        10,400(e)         --            5,376
Reader
Mark Hubble                                     2000    75,111(f)            --            --            --           15,000
President CompassLearning                       1999        --               --            --            --               --

(a)   Represents bonuses paid in 1999 and 2000.

(b) Represents 1999 and 2000 stock option awards issued. Such awards include contingent options which could revert back to the company if certain financial objectives are not met.

(c)   Represents the company contribution to the 401 (k) retirement plan.

(d)   Represents partial year from September 1 through December 31, 2000.

(e)   Represents the company contribution to the 401 (k) retirement plan.

(f)   Represents partial year from September 18, 2000 through December 31, 2000.

(g)   Represents partial year from July 17, 2000 through December 31, 2000.

(h)   Represents other miscellaneous W-2 compensation.

(i)   Represents the company contribution to the 401 (k) retirement plan.

(j)   Represents the company contribution to the 401 (k) retirement plan.

DIRECTOR COMPENSATION

Our directors do not receive compensation, except as officers or employees. However, WRC Media has entered into a letter agreement with Mr. Caulo, the Non-Executive Vice-Chairman of WRC Media providing terms for a consulting agreement beginning on January 1, 2000 through December 31, 2002. Under this arrangement, Mr. Caulo will be paid, among other compensation, an annual salary of $200,000 by WRC Media and $150,000 by Ripplewood Holdings L.L.C. for services in connection with the identification, evaluation and completion of new investment opportunities. See "Certain Relationships and Related Transactions--Other Transactions."

PART III

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                               OWNERSHIP OF STOCK

As used in the three sections below describing the beneficial ownership of WRC Media, Weekly Reader and CompassLearning, "beneficial ownership" means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared investment power with respect to a security. An example is the power to dispose of, or direct the disposition of, a security. A person is deemed as of any date to have "beneficial ownership" of any security that the person has the right to acquire within 60 days after that date. For purposes of computing the percentages of outstanding shares held by each person named in the three sections below, any security that the person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, although this security is not deemed to be outstanding for purposes of calculating the percentage ownership of any other person.

BENEFICIAL OWNERSHIP OF WRC MEDIA

The following tables list, as of the date of this annual report, information known to us regarding the beneficial ownership of WRC Media common stock by:

o each person known by WRC Media to be the beneficial owner of more than 5% of the outstanding WRC Media common stock;

o each of the directors and the executive officers listed under "Management--Executive Compensation;" and

o all directors and the executive officers listed under "Management--Executive Compensation," as a group.

As of the date of this annual report, the total number of outstanding shares of WRC Media common stock was 6,851,821. Except as otherwise noted, the persons named in the tables have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information concerning beneficial ownership is based on statements furnished to us by the beneficial owners and assumes that 6,851,821 shares of common stock have been issued and are outstanding.

                             WRC MEDIA COMMON STOCK

                                                                    BENEFICIAL OWNERSHIP
                                                                    --------------------

NAME AND ADDRESS                                                SHARES(a)   PERCENT OF CLASS(a)
                                                                ---------   -------------------
EAC III
c/o Ripplewood Holdings L.L.C
1 Rockefeller Plaza
32nd Floor
New York, NY 10020 ..........................................  5,042,554(b)        71.2%

SGC Partners II LLC
1221 Avenue of the Americas
New York, NY 10020 ..........................................  1,694,039           23.9%

EAC IV, L.L.C
c/o Ripplewood Holdings L.L.C
1 Rockefeller Plaza
32nd Floor
New York, NY 10020 ..........................................  5,042,554(c)        71.2%

Timothy C. Collins ..........................................  5,100,896(d)        72.1%

Charles L. Laurey ...........................................      1,636(e)           *

Robert S. Lynch .............................................  5,083,674(f)        71.8%

D. Ronald Daniel ............................................  5,042,554(g)        71.2%

James N. Lane ...............................................  1,694,039(h)        23.9%

WRC Media, Inc.
512 Seventh Avenue
23rd Floor
New York, NY 10018

Martin E. Kenney, Jr ........................................    150,962(i)         2.1%

Ralph D. Caulo ..............................................     35,483(j)           *

Richard Nota ................................................      5,376(e)           *

Weekly Reader Corporation
512 Seventh Avenue
23rd Floor
New York, NY 10018

Larry J. Rutkowski ..........................................     18,469(k)           *

Alfred De Seta ..............................................     17,645(l)           *

Peter E. Bergen .............................................     12,537(m)           *

All directors of WRC Media and the executive officers listed
under "Management" as a group (13 persons) ..................  7,078,939          100.0%

*     Represents holdings of less than 1%.

(a) Calculated excluding all shares issuable pursuant to options except, as to each person, the shares issuable to that person pursuant to options immediately exercisable or exercisable within 60 days from the date of this annual report.

(b) Represents 4,875,063 shares held directly and 167,491 shares held indirectly through its rights granted to it under the management shareholder agreements entered into by some executives of WRC Media, Weekly Reader and CompassLearning. For a description of these agreements, see "Certain Relationships and Related Transactions--Management Shareholder Agreements." Each of EAC IV L.L.C., Co-Investment Partners, L.P., The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company and Blue Ridge Investments, L.L.C., an affiliate of Bank of America, N.A. owns 66.4%, 16.6%, 10.9%, 5.5% and 0.6%, respectively, of the membership interests in EAC III.

(c) Represents the beneficial ownership of shares through its ownership of 66.4% of the membership interests of EAC III and the rights granted to EAC III under the management shareholder agreements entered into by some executives of WRC Media, Weekly Reader and CompassLearning and the limited liability company agreement of EAC III. EAC IV L.L.C. is controlled by Ripplewood Partners, L.P., an affiliate of Ripplewood Holdings L.L.C. For more information regarding the possible consequences of beneficial ownership of our common stock by Ripplewood Holdings L.L.C.

(d) Represents 58,342 shares held directly and 5,042,554 shares beneficially owned through Mr. Collins' position as Senior Managing Director and Chief Executive Officer of Ripplewood Holdings L.L.C. which is the general partner of Ripplewood Partners, L.P. which controls EAC III.

(e)   Represents shares held directly.

(f) Represents 5,283 shares held directly and 35,837 shares issuable upon exercise of options granted under his employment agreement and 5,042,554 shares beneficially owned through Mr. Lynch's membership interest in EAC
      IV. For a summary of the material terms of the options granted by the management shareholder agreement, see "Certain Relationships and Related Transactions--Management Shareholder

      Agreements--Options." EAC IV L.L.C. is controlled by Ripplewood Partners, L.P., an affiliate of Ripplewood Holdings L.L.C. For more information regarding the possible consequences of beneficial ownership of our common stock by Ripplewood Holdings L.L.C.

(g) Represents beneficial ownership of 5,042,554 shares through Mr. Daniel's position as the Non-executive chairman of Ripplewood Holdings L.L.C. which is the general partner of Ripplewood Partners, L.P., which controls EAC III.

(h) Represents beneficial ownership of 1,694,039 shares through Mr. Lane's position as President and Chief Executive Officer of SG Capital partners LLC which is the general partner of SG Merchant Banking Fund L.P. which controls SGC Partners II LLC.

(i) Represents 16,128 shares held directly and 134,834 shares issuable upon exercise of options granted under his employment agreement. For a summary of the material provisions of Martin E. Kenney Jr.'s employment agreement, see see "Certain Relationships and Related Transactions",
      "Management--Employment Agreements--WRC Media and CompassLearning Agreement with Martin E. Kenney Jr."

(j) Represents 35,483 shares issuable upon exercise of options to be granted under Mr. Caulo's consulting agreement with WRC Media. For a summary of the material terms of the options granted by the consulting agreement, see "Certain Relationships and Related Party Transactions--Other Transactions."

(k) Represents 12,096 shares held directly and 6,372 shares issuable upon exercise of options granted under a management shareholder agreement. For a summary of the material terms of the options granted by the management shareholder agreement, see "Certain Relationships and Related Transactions--Management Shareholder Agreements--Options."

(l) Represents 11,559 shares held directly and 6,086 shares issuable upon exercise of options granted under a management shareholder agreement. For a summary of the material terms of the options granted by the management shareholder agreement, see "Certain Relationships and Related Transactions--Management Shareholder Agreements--Options."

(m) Represents 8,064 shares held directly and 4,473 shares issuable upon exercise of options granted under a management shareholder agreement. For a summary of the material terms of the options granted by the management shareholder agreement, see "Certain Relationships and Related Transactions--Management Shareholder Agreement--Options."

BENEFICIAL OWNERSHIP OF WEEKLY READER COMMON STOCK

The following table lists, as of the date of this annual report common stock, which consists of Weekly Reader's Class A and Class B non-voting common stock and Weekly Reader voting common stock, by:

- each person known by Weekly Reader to be the beneficial owner of more than 5% of the outstanding Weekly Reader common stock;

- each of the directors and the executive officers listed under "Management--Executive Compensation;" and

- all directors and the executive officers listed under "Management" as a group.

      As of the date of this prospectus, no shares of Weekly Reader's class A and class B non-voting common stock are outstanding.

As of the date of this prospectus, the total number of outstanding shares of Weekly Reader voting common stock was 2,830,000. Except as otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information concerning beneficial ownership is based on statements furnished to us by the beneficial owners and assumes that 2,830,000 shares of voting common stock have been issued and are outstanding.

                        WEEKLY READER VOTING COMMON STOCK

                                                                                   BENEFICIAL OWNERSHIP
                                                                                   --------------------

NAME AND ADDRESS                                                              SHARES        PERCENT OF CLASS
                                                                              ------        ----------------
WRC Media
c/o Ripplewood Holdings L.L.C.
1 Rockefeller Plaza
32nd Floor
New York, NY 10020..................................................         2,685,670            94.9%

PRIMEDIA, Inc.
745 Fifth Avenue
New York, NY 10151..................................................           144,330             5.1%

DLJ Merchant Banking Partners II, L.P. and affiliates (a)
c/o DLJ Merchant Banking Partners
277 Park Avenue
New York, NY 10172..................................................           310,109             9.9%

All directors and the executive officers listed under
"Management" as a group.............................................                 0                *
                                                                               =======             ====

*     Represents holdings of less than 1%.

(a) Represents ownership by DLJ Merchant Banking Partners II, L.P. of 159,828 warrants to purchase Weekly Reader common stock; ownership by DLJ Merchant Banking Partners II-A, L.P. of 6,365 warrants to purchase Weekly Reader common stock; ownership by DLJ Offshore Partners II, C.V. of 7,860 warrants to purchase Weekly Reader common stock; ownership by DLJ Diversified Partners, L.P. of 9,344 warrants to purchase Weekly Reader common stock; ownership by DLJ Diversified Partners-A, L.P. of 3,470 warrants to purchase Weekly Reader common stock; ownership by DLJMB Funding II, Inc. of 32,605 warrants to purchase Weekly Reader common stock; ownership by DLJ Millennium Partners, L.P. of 2,584 warrants to purchase Weekly Reader common stock; ownership by DLJ Millennium Partners-A, L.P. of 504 warrants to purchase Weekly Reader common stock; ownership by DLJ EAB Partners, L.P. of 718 warrants to purchase Weekly Reader common stock; ownership by DLJ ESC II, L.P. of 34,182 warrants to purchase Weekly Reader common stock; ownership by DLJ First ESC, L.P. of 308 warrants to purchase Weekly Reader common stock; ownership by DLJ Investment Partners II, L.P. of 32,041 warrants to purchase Weekly Reader common stock; ownership by DLJ Investment Partners, L.P. of 14,238 warrants to purchase Weekly Reader common stock; and ownership by DLJ Investment Funding II, Inc. of 6,062 warrants to purchase Weekly Reader common stock. Because these funds are under common control, each fund may be deemed to, for Federal securities law purposes, beneficially own the shares underlying the warrants held by all the other funds.

BENEFICIAL OWNERSHIP OF COMPASSLEARNING COMMON STOCK

The following table lists, as of the date of this report, information known to us regarding the beneficial ownership of CompassLearning common stock by:

- each person known by WRC Media to be the beneficial owner of more than 5% of the outstanding WRC Media common stock;

- each of the directors and the executive officers listed under "Management--Executive Compensation," and

-  all directors and executive officers listed under "Management" as a group.

As of the date of this annual report, the total number of outstanding shares of CompassLearning common stock was 10,000. Except as otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information concerning beneficial ownership is based on statements furnished to us by the beneficial owners and assumes that 10,000 shares of common stock have been issued and are outstanding.

                          COMPASSLEARNING COMMON STOCK

                                                                          BENEFICIAL OWNERSHIP
                                                                          --------------------

NAME AND ADDRESS                                                        SHARES    PERCENT OF CLASS
                                                                        ------    ----------------
WRC Media
c/o Ripplewood Holdings L.L.C.
1 Rockefeller Plaza
32nd Floor
New York, NY 10020...............................................       10,000         100%

DLJ Merchant Banking Partners II, L.P. and affiliates (a)
c/o DLJ Merchant Banking Partners
277 Park Avenue
New York, NY 10172...............................................        1,098         9.9%

All directors and the executive officers listed under
"Management" as a
group............................................................            0           *

*     Represents holdings of less than 1%.

(a) Represents ownership by DLJ Merchant Banking Partners II, L.P. of 566 warrants to purchase CompassLearning common stock; ownership by DLJ Merchant Banking Partners II-A, L.P. of 23 warrants to purchase CompassLearning common stock; ownership by DLJ Offshore Partners II, C.V. of 28 warrants to purchase CompassLearning common stock; ownership by DLJ Diversified Partners, L.P. of 33 warrants to purchase CompassLearning common stock; ownership by DLJ Diversified Partners-A, L.P. of 12 warrants to purchase CompassLearning common stock; ownership by DLJMB Funding II, Inc. of 115 warrants to purchase CompassLearning common stock; ownership by DLJ Millennium Partners, L.P. of 9 warrants to purchase CompassLearning common stock; ownership by DLJ Millennium Partners-A, L.P. of 2 warrants to purchase CompassLearning common stock; ownership by DLJ EAB Partners, L.P. of 3 warrants to purchase CompassLearning common stock; ownership by DLJ ESC II, L.P. of 121 warrants to purchase CompassLearning common stock; ownership by DLJ First ESC, L.P. of 1 warrant to purchase CompassLearning common stock; ownership by DLJ Investment Partners II, L.P. of 114 warrants to purchase CompassLearning common stock; ownership by DLJ Investment Partners, L.P. of 50 warrants to purchase CompassLearning common stock; and ownership by DLJ Investment

      Funding II, Inc. of 21 warrants to purchase CompassLearning common stock. Because these funds are under common control, each fund may be deemed, for Federal securities law purposes, to beneficially own the shares underlying the warrants held by all the other funds.

PART III

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENTS

In connection with the acquisition of CompassLearning, CompassLearning entered into a management agreement with Ripplewood Holdings L.L.C., and after the completion of the transactions described under the "Recapitalization" (see Footnote 1 to the Weekly Reader Corporation financial statements) Weekly Reader entered into a management agreement with Ripplewood Holdings L.L.C. The following summary of the material provisions of these management agreements is qualified in its entirety by reference to the management agreements as entered into or amended as of the date of this annual report.

Under the terms of the CompassLearning management agreement with Ripplewood Holdings L.L.C., and since the date of the acquisition of CompassLearning, Ripplewood Holdings L.L.C. has been providing to CompassLearning management consulting and financial advisory services, and CompassLearning has been paying to Ripplewood Holdings L.L.C. an annual management fee of $150,000, payable in quarterly installments, and has reimbursed Ripplewood Holdings L.L.C. for its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services. On November 17, 1999, CompassLearning and Ripplewood Holdings L.L.C. amended the terms of the CompassLearning management agreement with Ripplewood Holdings L.L.C. to relieve CompassLearning of its obligation to pay management fees to Ripplewood Holdings L.L.C. until 2001.

Under the terms of the Weekly Reader management agreement with Ripplewood Holdings L.L.C., Ripplewood Holdings L.L.C. provides to Weekly Reader management consulting and financial advisory services. As a result of the Weekly Reader management agreement and the amendment of the CompassLearning management agreement, CompassLearning and Weekly Reader will reimburse Ripplewood Holdings L.L.C. for its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services and, beginning in the first quarter of 2001, will be obligated to pay to Ripplewood Holdings L.L.C. annual aggregate management fees for services to both CompassLearning and Weekly Reader totaling $950,000, payable quarterly. In connection with the transactions described under the "Recapitalization," Ripplewood Holdings L.L.C. also received an advisory fee customary for transactions of this nature.

Under these management agreements, Weekly Reader and CompassLearning are obligated to indemnify, defend and hold harmless Ripplewood Holdings L.L.C., its affiliates and each of their respective directors, stockholders, advisory directors, officers, members, employees and agents from any damages related to the performance by Ripplewood Holdings L.L.C. of its obligations under these management agreements. Ripplewood Holdings L.L.C. may terminate these management agreements at any time on five days' prior written notice to Weekly Reader or CompassLearning, as applicable.

MANAGEMENT SHAREHOLDER AGREEMENTS

Simultaneously with the closing of the transactions described under "The Acquisition and Recapitalization," and under the terms of their respective employment agreements with Weekly Reader and CompassLearning certain executives of WRC Media, Weekly Reader, and CompassLearning purchased shares of WRC Media common stock and entered into management shareholder agreements with WRC Media and EAC III with respect to the WRC Media common stock held by these executives. The following summary of the material provisions of these management shareholder agreements is qualified in its entirety by reference to the management shareholder agreements.

VOTING AGREEMENT. Each executive who is a party to a management shareholder agreement with WRC Media and EAC III with respect to WRC Media common stock has granted to EAC III an irrevocable proxy to vote the WRC Media common stock held by the executive as well as all WRC Media common stock thereafter acquired by the executive on all matters except for any matter that would both adversely affect and treat the executive differently from other holders of WRC common stock. This proxy terminates upon any transfer of these shares to a third party after or upon completion of an initial public offering of WRC Media common stock and the expiration of any "lock-up" period agreed upon by the executives and the underwriters in connection with the initial public offering.

TRANSFER RESTRICTIONS. Each management shareholder agreement with WRC Media and EAC III with respect to WRC Media common stock restricts the right of an executive to transfer the WRC Media common stock the executive holds without the prior written consent of EAC III to any person other than a permitted transferee of the executive. With respect to each executive who is a party to a management shareholder agreement, permitted transferees include EAC III, another executive, the executive's spouse or lineal descendants or any trust the beneficiaries of which include only the executive's spouse or lineal descendants. Each executive may also transfer, without restriction, the WRC Media common stock that the executive holds after the completion of an initial public offering of WRC Media common stock.

OPTIONS. Executives listed under "Ownership of Stock," among others, who are parties to a management shareholder agreement with WRC Media and EAC III with respect to WRC Media common stock were also granted options to purchase a specified number of shares of WRC Media common stock. With respect to each of these executives, to the extent that the executive remains employed with Weekly Reader or CompassLearning, as applicable, 33% of the options vested on December 31, 1999, a further 33% on December 31, 2000 and the remaining 34% will vest on December 31, 2001. If the executive's employment with Weekly Reader or CompassLearning, as applicable, is terminated for any reason other than those specified in the applicable management shareholder agreement, these options will vest immediately.

TAG-ALONG RIGHTS. The management shareholder agreements with WRC Media and EAC III with respect to WRC Media common stock provide that, if EAC III determines to sell in excess of 5% of its WRC Media common stock to a third party other than a permitted transferee and, after giving effect to the sale, EAC III will have transferred in excess of 35% of its WRC Media common stock to a third party other than a permitted transferee, the executives who are party to the management shareholder agreements have the right to sell a proportionate amount of their WRC Media common stock in the transaction at the same price per share and on the same terms and conditions as apply to the sale of WRC Media common stock by EAC III.

DRAG-ALONG RIGHTS. In the event that EAC III determines to sell all or any portion in excess of 35% of its WRC Media common stock to any third party, EAC III has the right to cause the executives who are party to the management shareholder agreements with WRC Media and EAC III to sell a proportionate amount of their WRC Media common stock in the transaction, all at the same price per share and on the same terms and conditions as apply to the sale of WRC Media common stock by EAC III.

OPTION UPON TERMINATION. In the event that the employment of an executive who is party to a management shareholder agreement with WRC Media and EAC III with respect to WRC Media common stock is terminated for any reason, EAC III has the option to purchase all or any portion of the WRC Media common stock held by the executive at fair market value as determined under the terms of the management shareholder agreement. In addition, in the event that an executive's employment is terminated other than for good cause, as defined in the executive's employment agreement, or because of a notice of non-renewal given by the executive's employer, in the event of financial hardship as determined by the Board of Directors of WRC Media or because of death, the executive or the executive's estate has the right to require WRC Media to purchase any or all of the executive's WRC Media common stock, subject to exceptions and customary limitations, including but not limited to:

      -     our financial ability to finance the purchase with cash; or

      -     our ability to obtain third party financing on reasonable terms.

PART IV

ITEM 14 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULES:
Report of Independent Public Accountants--WRC Media Inc.
and Subsidiaries
Report of Independent Public Accountants--Weekly Reader and Subsidiaries
Report of Independent Public Accountants--CompassLearning Inc.
Report of Independent Accountants of Financial Statement Schedule-- CompassLearning Inc.
Independent Auditors' Report--Weekly Reader and
Subsidiaries
Schedule II (a)--WRC Media Inc. Valuation and Qualifying
Accounts for the period from May 14, 1999 (inception) through December 31, 1999 and for the Year Ended

December 31, 2000
Schedule II (b)--Weekly Reader Corporation Valuation and
Qualifying Accounts for the years ended December 31, 1998, 1999 and 2000
Schedule II (c)--CompassLearning, Inc. Valuation and
Qualifying Accounts for the Years Ended December 31,
1998, 1999 and 2000

(a)(2) FINANCIAL STATEMENT SCHEDULES:

      The following consolidated financial statement schedules are included in
Item 14(d):

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To WRC Media Inc. and Subsidiaries:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of WRC Media and Subsidiaries included in this Form 10-K as of December 31, 2000 and for the year then ended and have issued our report thereon dated February 23, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is the responsibility of WRC Media's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 23, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Weekly Reader and Subsidiaries:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Weekly Reader and Subsidiaries included in this Form 10-K as of December 31, 2000 and for the year then ended and have issued our report thereon dated February 23, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is the responsibility of Weekly Reader's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 23, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Board of Directors of CompassLearning, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of CompassLearning, Inc. included in this Form 10-K as of December 31, 2000 and for the year ended December 31, 2000 and the periods from January 1, 1999 to July 13, 1999 and from July 14, 1999 to December 31, 1999 and have issued our report thereon dated February 23, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is the responsibility of CompassLearning's management and its presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basis consolidated financial statements taken as a whole.



ARTHUR ANDERSON LLP
Phoenix, Arizona
February 23, 2001

                      REPORT OF INDEPENDENT ACCOUNTANTS OF
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of CompassLearning, Inc.

Our audit of the financial statements of CompassLearning, Inc. (formerly JLC Learning Corporation) (the "Predecessor Company") referred to in our report dated July 14, 1999 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule of the Predecessor Company for the year ended December 31, 1998 listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
July 14, 1999

                     INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Weekly Reader Corporation
New York, New York

We have audited the consolidated financial statements of Weekly Reader Corporation and subsidiaries ("Weekly Reader") for the year ended December 31, 1998, and have issued our report thereon dated August 30, 1999 (November 17, 1999 as to Note 1) (included elsewhere in this Annual Report on Form 10-K). Our audit also included the 1998 financial statement schedule of Weekly Reader included in Item 14 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of Weekly Reader's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


New York, New York
August 30, 1999

Schedule II- Valuation and Qualifying Accounts and Reserves

SCHEDULE II(a)-WRC Media Inc.

                                    Opening Balance                          Ending Balance
                                       January 1     Expense     Write-offs   December 31
                                    ---------------  -------     ----------  --------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

2000                                    $ 2,276      $   660      $(1,172)      $ 1,764
1999-Inception-May 14, 1999             $ 2,312      $   447      $  (483)      $ 2,276

SALES RETURNS AND ALLOWANCES

2000                                    $ 3,604      $ 4,522      $(5,433)      $ 2,693
1999-Inception-May 14, 1999             $ 4,317      $   716      $(1,429)      $ 3,604

RESERVE FOR INVENTORY OBSOLESCENCE

2000                                    $ 2,794      $ 1,064      $  (819)      $ 3,039
1999-Inception-May 14, 1999             $ 2,950      $    34      $  (190)      $ 2,794

SCHEDULE II(b)-Weekly Reader Corporation

                                   Opening Balance                           Ending Balance
                                      January 1     Expense      Write-offs   December 31
                                   ---------------  -------      ----------  --------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

2000                                   $ 1,793      $   579       $  (811)      $ 1,561
1999                                   $ 1,737      $   942       $  (886)      $ 1,793
1998                                   $ 1,499      $   867       $  (629)      $ 1,737

SALES RETURNS AND ALLOWANCES

2000                                   $ 3,574      $ 4,522       $(5,433)      $ 2,663
1999                                   $ 3,259      $ 5,937       $(5,622)      $ 3,574
1998                                   $ 3,320      $ 4,955       $(5,016)      $ 3,259

RESERVE FOR INVENTORY OBSOLESCENCE

2000                                   $ 2,794      $ 1,064       $  (819)      $ 3,039
1999                                   $ 1,869      $ 1,835       $  (910)      $ 2,794
1998                                   $ 2,686      $   (15)      $  (802)      $ 1,869

SCHEDULE II(c)-CompassLearning, Inc.

                                    Opening Balance                                Ending Balance
                                      January 1       Expense        Write-offs     December 31
                                    ---------------   -------        ----------    --------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

2000                                   $  483         $   81          $ (361)         $  203
1999(a)                                $  605         $  183          $ (305)         $  483
1998(a)                                $1,081         $ (259)         $ (217)         $  605


SALES RETURNS AND ALLOWANCES

2000                                   $   30         $   --          $   --          $   30
1999(a)                                $  722         $ (273)         $ (419)         $   30
1998(a)                                $1,312         $ (257)         $ (333)         $  722

(a) CompassLearning was owned by a predecessor for the year ended December 31, 1998 and for the period from January 1, 1999 through July 13, 1999. This schedule has not been prepared to distinguish between predecessor and successor periods. For details of the predecessor and successor periods see the financial statements.

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

(a)(3) EXHIBITS

Unless indicated otherwise, information regarding EXHIBITS are incorporated by reference from the Company's definitive registration statement filed on Form S-4 pursuant to Regulation 12B under the Securities Exchange Act of 1934, Registration No. 333-96119.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
------                             -----------------------
1.1         Purchase Agreement dated November 10, 1999 among WRC Media Inc.,
            Weekly Reader Corporation and CompassLearning, Inc.
2.1         Redemption, Stock Purchase and Recapitalization Agreement dated
            August 13, 1999 among WRC Media Inc. and Primedia Inc.
3.1         Articles of Incorporation of WRC Media Inc.
3.2         Bylaws of WRC Media Inc.
3.3         Articles of Incorporation of Weekly Reader Corporation
3.4         Bylaws of Weekly Reader Corporation
3.5         Articles of Incorporation of CompassLearning, Inc.
3.6         Bylaws of CompassLearning, Inc.
3.7         Articles of Incorporation of Lifetime Learning Systems, Inc.
3.8         Bylaws of Lifetime Learning Systems, Inc.
3.9         Articles of Incorporation of American Guidance Service, Inc.
3.10        Bylaws of American Guidance Service, Inc.
3.11        Articles of Incorporation of AGS International Sales, Inc.
3.12        Bylaws of AGS International Sales, Inc.
3.13        Articles of Incorporation of World Almanac Education Group, Inc.
3.14        Bylaws of World Almanac Education Group, Inc.
3.15        Articles of Incorporation of Funk & Wagnalls Yearbook Corp.
3.16        Bylaws of Funk & Wagnalls Yearbook Corp.
3.17        Articles of Incorporation of Gareth Stevens, Inc.
3.18        Bylaws of Gareth Stevens, Inc.
3.18.1      Amendment to the Bylaws of Gareth Stevens, Inc.
4.1         Indenture dated November 17, among WRC Media Inc., Weekly Reader
            Corporation, CompassLearning, Inc. and Bankers Trust Company
4.2         Registration Rights Agreement dated November 17, 1999 among WRC
            Media Inc., Weekly Reader Corporation, CompassLearning, Inc.,
            Primedia Reference Inc., Funk & Wagnalls Yearbook Corp., Lifetime
            Learning Systems, Inc., Gareth Stevens, Inc., American Guidance
            Service, Inc. and AGS International Sales, Inc.
4.3         Amended Certificate of Designations, Preferences and Rights of 15%
            Senior Preferred Stock due 2011 and 15% Series B Senior Preferred
            Stock due 2001 of WRC Media Inc.
4.4         WRC Media Inc. Preferred Stockholders Agreement dated November 17,
            1999 between WRC Media Inc., Weekly Reader Corporation and
            CompassLearning, Inc. and the preferred shareholders listed on the signature pages thereto
4.5         Form of Note
4.6         Certificate of Preferred Stock
5.1         Opinion of Cravath, Swaine & Moore regarding the legality of the new notes

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
------                             -----------------------
5.2         Opinion of Leonard, Street and Deinard Professional Association
            regarding certain Minnesota legal matters.
5.3         Opinion of Foley & Lardner regarding certain Wisconsin legal matters.
10.1        Note Agreement, dated as of July 13, 1999, among CompassLearning,
            Inc. (as successor by merger to EAC I Inc.), The Northwestern Mutual
            Life Insurance Company and SGC Partners II L.L.C.
10.2        Stock Purchase Agreement, dated July 13, 1999, among Software
            Systems Corp., Sylvan Learning Systems, Inc., Pyramid Ventures,
            Inc., GE Capital Equity Investments, Inc. and CompassLearning, Inc.
            (as successor by merger to EAC I Inc.)
10.3        Credit Agreement dated November 17, 1999 among Weekly Reader
            Corporation, CompassLearning, Inc., WRC Media Inc., DLJ Capital
            Funding, Inc., Bank of America, N.A. and General Electric Capital
            Corporation
10.4        Security and Pledge Agreement dated November 17, 1999 among Weekly
            Reader Corporation, CompassLearning, Inc., WRC Media Inc., Primedia
            Reference Inc., American Guidance Service Inc., Lifetime Learning
            Systems, Inc., AGS International Sales, Inc., Funk & Wagnalls
            Yearbook Corp. and Gareth Stevens, Inc.
10.5        Subsidiary Guaranty dated November 17, 1999 among Primedia Reference
            Inc., American Guidance Service Inc., Lifetime Learning Systems,
            Inc., AGS International Sales, Inc., Funk & Wagnalls Yearbook Corp.
            and Gareth Stevens, Inc.
10.6        Stockholders Agreement dated November 17, 1999 among Weekly Reader
            Corporation, CompassLearning, Inc., WRC Media Inc., EAC III L.L.C.,
            Donaldson, Lufkin & Jenrette and Banc of America Securities
10.7        Shareholders Agreement dated as of November 17, 1999 among WRC
            Media, Weekly Reader Corporation and PRIMEDIA, Inc.
10.8        Employment Agreement dated as of the 17th day of November, 1999 among WRC Media Inc., EAC III L.L.C., CompassLearning, Inc. and
            Martin E. Kenney, Jr.
10.9        Employment Agreement dated as of the 17th day of November, 1999 among Weekly Reader Corporation and Peter Bergen
10.10       Employment Agreement dated as of the 17th day of November, 1999 among American Guidance Service Inc. and Larry Rutkowski
10.11       Employment Agreement dated as of the 17th day of November, 1999 among Primedia Reference Inc. and Al De Seta
10.12       Transitional Services Agreement dated as of November 17, 1999, among
            Primedia Inc., WRC Media Inc. and Weekly Reader Corporation
10.13       Shareholder Agreement dated as of the 17th day of November, 1999 among EAC III L.L.C., Therese K. Crane and WRC Media Inc.

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
------                            -----------------------
10.14       Shareholder Agreement dated as of the 17th day of November, 1999 among EAC III L.L.C., Peter Bergen, Larry Rutkowski, Al De Seta,
            Robert Jackson, Kenneth Slivken and WRC Media Inc.
10.14.1     Shareholder Agreement dated as of January 1, 2000 among EAC III
            L.L.C., Lester Rackoff, Sandy Maccarone, Ted Kozlowski, Eric Ecker,
            Terry Bromberg, Gerald Adams, Linda Hein, Janice Bailey, David
            Press, Cindy Buckosh, Robert Famighetti, Ken Park and WRC Media Inc.
10.15       Shareholder Agreement dated as of the 17th day of November, 1999 among EAC III L.L.C., Martin Kenney and WRC Media Inc.
10.16       Preferred Stock and Warrants Subscription Agreement dated November
            17 between WRC Media Inc., Weekly Reader Corporation,
            CompassLearning, Inc. and the other signatories thereto
10.17       Management Agreement dated as of November 17, 1999 among Ripplewood
            Holdings L.L.C. and CompassLearning, Inc.
10.18       Management Agreement dated as of November 17, 1999 among Ripplewood
            Holdings L.L.C. and Weekly Reader Corporation
12          Cash Interest Expense Calculation
12.1        Statement Regarding Ratios of Earnings to Fixed Charges Computations
21.1        List of Subsidiaries of the Registrants
23.2        Consent of Cravath, Swaine & Moore (included in its opinion filed as
            Exhibit 5.1)
23.2        Consent of Simba Information Inc.
25.1        Statement of Eligibility of Bankers Trust Corporation under the
            Trust Indenture Act of 1939, as amended, on Form T-1.
27.1        Financial Data Schedule--WRC Media & its subsidiaries
27.2        Financial Data Schedule--Weekly Reader Corporation & subsidiaries
27.3        Financial Data Schedule--CompassLearning Inc.
99.2        Letter of Transmittal for Tender of 12 3/4% Senior Subordinated
            Notes Due 2009 of WRC Media Inc., Weekly Reader Corporation, and
            CompassLearning, Inc.
99.3        Notice of Guaranteed Delivery for Tender of 12 3/4% Senior
            Subordinated Notes Due 2009 of WRC Media Inc., Weekly Reader
            Corporation, and CompassLearning, Inc.
99.5        Notice of Withdrawal of Tender of 12 3/4% Senior Subordinated Notes
            Due 2009 of WRC Media Inc., Weekly Reader Corporation, and
            CompassLearning, Inc.
99.7        Form of Letter to Securities Dealers, Commercial Banks, Trust
            Companies and other Nominees for Tender of all Outstanding 12 3/4%
            Senior Subordinated Notes Due 2009 of WRC Media Inc., Weekly Reader
            Corporation and CompassLearning, Inc.
99.9        Form of Letter to Clients for 12 3/4% Senior Subordinated Notes Due
            2009 of WRC Media Inc.

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
------                             -----------------------
99.11       Guidelines for Certification of Taxpayer Identification Number on
            Substitute Form 99

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2001

                                                                 WRC MEDIA INC.,


                                                   By: /s/ MARTIN E. KENNEY, JR.
                                                   --- -------------------------

                                                     Name: Martin E. Kenney, Jr.
                                                  Title: CHIEF EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THIS 29TH DAY OF MARCH, 2001.

       SIGNATURE                                          TITLE
       ---------                                          -----
                       *
---------------------------                    Director/Chief Executive Officer
          Martin E. Kenney, Jr.

                        *
---------------------------                              Director
             Timothy C. Collins

                        *
---------------------------                              Chairman
               D. Ronald Daniel

                        *
---------------------------                        Director/Secretary
              Charles L. Laurey

                        *
---------------------------                     Director/Treasurer/CFO/CAO
                Robert S. Lynch

                        *
---------------------------                              Director
                  James N. Lane

                        *
---------------------------                            Vice-Chairman
                 Ralph D. Caulo

                        *
---------------------------                              Director
              David Burgstahler

                        *
---------------------------                       Vice President, Finance
                   Richard Nota

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2001

                                                      WEEKLY READER CORPORATION,


                                                         By: /s/ PETER E. BERGEN
                                                         --- -------------------

                                                           Name: Peter E. Bergen
                                                                Title: PRESIDENT

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THIS 29TH DAY OF MARCH, 2001.

            SIGNATURE                        TITLE
            ---------                        -----

                           *
-------------------------------               President/Chief Executive Officer
                  Peter E. Bergen

                            *
-------------------------------                           Chairman
                 D. Ronald Daniel

                            *
-------------------------------                           Director
               Timothy C. Collins

                            *
-------------------------------                      Director/Secretary
                Charles L. Laurey

                            *
-------------------------------                      Director/Treasurer
                  Robert S. Lynch

                            *
-------------------------------               Director/Executive Vice President
             Martin E. Kenney, Jr.

                            *
-------------------------------                           Director
                     James N. Lane

                            *
-------------------------------                           Director
                 David Burgstahler

                            *
-------------------------------                    Vice President, Finance
                      Richard Nota

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2001

                                                          COMPASSLEARNING, INC.,


                                                   By: /s/ MARTIN E. KENNEY, JR.
                                                   --- -------------------------

                                                     Name: Martin E. Kenney, Jr.
                                                  Title: CHIEF EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THIS 29TH DAY OF MARCH, 2001.

          SIGNATURE                             TITLE
          ---------                             -----

                        *
---------------------------           Director/Chief Executive Officer/President
          Martin E. Kenney, Jr.

                        *
---------------------------                           Director
             Timothy C. Collins

                       *
---------------------------                           Chairman
               D. Ronald Daniel

                        *
---------------------------                      Director/Secretary
              Charles L. Laurey

                        *
---------------------------                      Director/Treasurer
                Robert S. Lynch

                        *
---------------------------                           Director
                  James N. Lane

                        *
---------------------------                           Director
              David Burgstahler

                        *
---------------------------                    Vice President, Finance
                   Richard Nota