Form 10-K405/A
period 2000-12-31
WRC MEDIA INC; WEEKLY READER CORP; COMPASSLEARNING INC
filed 2001-04-05
CIK 1102329, 884403, 1028115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000                                     Commission File No. 333-9619

      WRC MEDIA INC.                                                  WEEKLY READER CORPORATION
      (Exact name of Registrant as specified in its charter)          (Exact name of Registrant as specified in its charter)

      DELAWARE                                                        DELAWARE
      (State or other jurisdiction of incorporation                   (State or other jurisdiction of incorporation
      or organization)                                                or organization)

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

                     Securities Registered Pursuant to Section 12(b) of the Act:
                                                  None

                     Securities Registered Pursuant to Section 12(g) of the Act:
                                                  None

------------------------------------------------------------------------------------------------------------
TITLE OF CLASS                              |       NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------------------------------------------------------------------------
12 3/4% Senior Subordinated Notes due 2009  |       OVER-THE-COUNTER MARKET
------------------------------------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 'ch'

EXPLANATORY STATEMENT

WRC Media Inc., Weekly Reader Corp. ("Weekly Reader") and CompassLearning Inc. hereby amend Part II, Item 8 - Financial Statements and Supplementary Data of their Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 30, 2001, to insert the following line item in the WEEKLY READER AND SUBSIDIARIES' CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000,
Balance, December 31, 1998: "Preferred stock dividends.........(1,406)".

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

WEEKLY READER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
(in thousands)

                                            Common Stock            Additional                          Due
                                      ----------------------         Paid-in       Investment by       From       Accumulated
                                      Shares           Value         Capital       PRIMEDIA, Inc.     Parent       Deficit
                                      ------         -------       -----------     --------------   --------    -------------
Balance, December 31, 1997            10,000         $   100        $     --        $  91,397         $   --     $(18,426)
   Push-down accounting relating
      to acquisitions                     --              --              --          107,411             --           --
   Transfers from PRIMEDIA and
      subsidiaries, net                   --              --              --          (14,955)            --           --
   Net loss                               --              --              --               --             --        1,865
                                      ------         -------       -----------     --------------   --------    --------------
Balance, December 31, 1998            10,000             100              --          183,853             --      (16,561)
   Net income                             --              --              --               --             --        3,189
   Recapitalization                   (7,200)            (72)          9,133               --             --     (117,074)
   Preferred stock dividends              --              --              --               --             --       (1,406)
   Transfer from WRC Media, net           --              --              --               --        (68,684)          --
   Transfers from PRIMEDIA and
      subsidiaries, net                   --              --              --         (183,853)            --           --
                                      ------         -------       -----------     --------------   --------    --------------
Balance, December 31, 1999             2,800              28           9,133               --        (68,684)    (131,852)
   Net loss                               --              --                               --                      (4,418)
   Preferred stock dividends              --              --                               --                     (12,122)
   Change in due from parent              --              --              --               --           (690)          --
                                      ------         -------       -----------     --------------   --------    --------------
Balance, December 31, 2000             2,800         $    28        $  9,133        $      --       $(69,374)   $(148,392)
                                      ======         =======       ===========     ==============   ========    ==============

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 5, 2001

                                                            WRC MEDIA INC.,

                                              By: /s/ MARTIN E. KENNEY, JR.
                                              -----------------------------
                                                Name: Martin E. Kenney, Jr.
                                             Title: CHIEF EXECUTIVE OFFICER


                                                 WEEKLY READER CORPORATION,

                                                    By: /s/ PETER E. BERGEN
                                              -----------------------------
                                                      Name: Peter E. Bergen
                                                           Title: PRESIDENT


                                                     COMPASSLEARNING, INC.,

                                              By: /s/ MARTIN E. KENNEY, JR.
                                              -----------------------------
                                                Name: Martin E. Kenney, Jr.
                                             Title: CHIEF EXECUTIVE OFFICER



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THIS 5TH DAY
OF APRIL, 2001.


                                  *
------------------------------------
David F. Burgstahler
Director: WRC Media, Weekly Reader and CompassLearning


                                  *

------------------------------------
Ralph D. Caulo
Non-Executive Vice-Chairman: WRC Media

                                   SIGNATURES


                                    *

------------------------------------
Timothy C. Collins.
Director: WRC Media, Weekly Reader and CompassLearning

                                    *

------------------------------------
D. Ronald Daniel.
Non-Executive Chairman: WRC Media, Weekly Reader and CompassLearning

                                    *

------------------------------------
Martin E. Kenney, Jr.
Director: WRC Media, Weekly Reader and CompassLearning;
Chief Executive Officer: WRC Media and CompassLearning;
President: CompassLearning; and
Executive Vice President, Weekly Reader


                                    *

------------------------------------
James N. Lane
Director: WRC Media, Weekly Reader and CompassLearning

                                    *

------------------------------------
Charles L. Laurey
Director: WRC Media, Weekly Reader and CompassLearning; and
Secretary: WRC Media, Weekly Reader and CompassLearning

                                    *

------------------------------------
Robert S. Lynch
Director: WRC Media, Weekly Reader and CompassLearning;
Executive Vice President, Chief Operating Officer:
WRC Media and CompassLearning; and
Treasurer: WRC Media, Weekly Reader and CompassLearning


                                    *

------------------------------------
Richard Nota
Vice President, Finance: WRC Media






                          STATEMENT OF DIFFERENCES
                          ------------------------

 The checkmark shall be expressed as.................................... 'ch'