Form 10-Q
period 2001-03-31
WRC MEDIA INC; WEEKLY READER CORP; COMPASSLEARNING INC
filed 2001-05-07
CIK 1102329, 884403, 1028115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001                          Commission File No.

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

          Securities Registered Pursuant to Section 12 (b) of the Act:
                    12 3/4% Senior Subordinated Notes due 2009

          Securities Registered Pursuant to Section 12 (g) of the Act:
                                      None


------------------------------------------------------------------------------------------
TITLE OF CLASS                                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------------------------------------------------------
12 3/4% Senior Subordinated Notes due 2009     OVER-THE-COUNTER MARKET
------------------------------------------------------------------------------------------

                         WRC MEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                             Unaudited
                                                               December 31,   March 31,
                                                                   2000         2001
                                                              -------------  ----------
ASSETS
Current Assets:

Cash and cash equivalents                                       $  2,968     $  2,941
Accounts receivable, net                                          42,930       40,849
Inventories, net                                                  14,605       13,993
Prepaid expenses                                                   3,454        6,269
Other current assets                                              17,409       16,330
                                                                --------     --------
                             Total current assets                 81,366       80,382

Property and equipment, net                                        8,105        7,694
Purchased software, net                                            4,709        4,244
Goodwill, net                                                    229,498      227,142
Deferred financing costs, net                                      6,693        6,406
Identified intangible assets, net                                174,068      162,971
Other assets                                                          25          375
                                                                --------     --------
                                 Total Assets                   $504,464     $489,214
                                                                ========     ========

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:

Accounts payable                                                $ 19,767     $ 15,545
Accrued payroll, commissions and benefits                          8,495        8,585
Current portion of deferred revenue                               36,455       32,218
Other accrued liabilities                                         39,991       40,837
Current portion of long-term debt                                  4,488        4,875
                                                                --------     --------

                           Total current liabilities             109,196      102,060

Deferred revenue, net of current portion                           1,868        2,038
Due to related party                                               2,946        2,946
Long-term debt                                                   269,469      280,138
                                                                --------     --------

Total liabilities                                                383,479      387,182

15% Series B preferred stock subject to redemption,
Including accrued dividends and accretion of warrant value        77,796       81,344
                                                                --------     --------

Warrants on preferred stock                                       11,751       11,751
                                                                --------     --------

Common stock subject to redemption                                 1,190        1,190
                                                                --------     --------

Stockholders equity:
Common stock, ($.01 par value, 20,000,000 shares authorized;
6,851,821 shares outstanding)                                         69           69
Additional paid-in capital                                       126,063      126,063
Accumulated deficit                                              (95,893)    (118,394)
Accumulated comprehensive loss                                         9            9
                                                                --------     --------

Total stockholders equity                                         30,248        7,747
                                                                --------     --------

Total liabilities and stockholders equity                       $504,464     $489,214
                                                                ========     ========

      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the three months ended March 31
                                    Unaudited
                             (dollars in thousands)

                                                                  2000        2001
                                                                --------    --------
Sales, net                                                      $ 50,234    $ 49,491

Cost of goods sold                                                16,952      14,219
                                                                --------    --------
Gross profit                                                      33,282      35,272

Costs and expenses:
Sales and marketing                                               11,829      12,734
Research and development                                           2,044       1,290
Distribution, circulation and fulfillment                          3,172       3,359
Editorial                                                          2,487       2,892
General and administrative                                         7,292       7,232
Depreciation                                                         634         782
                                                                --------    --------

                                                                  27,458      28,289

Income before amortization of goodwill and intangible
assets, interest expense, income taxes and other, net              5,824       6,983

Amortization of goodwill and intangible assets                     8,655      16,853

Loss from operations                                              (2,831)     (9,870)

Interest expense, including amortization
of deferred financing costs                                       (8,399)     (8,645)
Other, net                                                            56        (204)
                                                                --------    --------

Loss before income tax provision                                 (11,174)    (18,719)

Income tax provision                                                 450         234
                                                                --------    --------

Net loss                                                        $(11,624)   $(18,953)
                                                                ========    ========


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the three months ended March 31
                                    Unaudited
                             (dollars in thousands)


                                                           2000        2001
                                                         --------    --------
Cash flows from operating activities:

Net loss                                                 $(11,624)   $(18,953)
Adjustments to reconcile net loss to net cash
provided by operating activities-
Depreciation and amortization                               9,291      17,636
Interest Expense-Accretion of Discounts and Stock              72          81
Amortization of deferred financing fees                       173         287
Changes in assets and liabilities-
Decrease in accounts receivable                             5,258       2,081
Decrease in inventories                                     1,175         612
Increase in prepaid expenses and other current assets        (558)     (1,738)
Increase in goodwill and other intangibles                 (2,320)     (2,934)
Decrease in accounts payable                               (9,052)     (4,222)
Decrease in current and noncurrent deferred revenue        (5,141)     (4,067)
(Increase) decrease in noncurrent assets                       17        (350)
Increase in current and noncurrent accrued liabilities        812         935
                                                         --------    --------

Net cash used in operating activities                     (11,897)    (10,631)
                                                         --------    --------

Cash flows from investing activities:

Capital expenditures                                         (424)       (371)
                                                         --------    --------

Net cash used in investing activities                        (424)       (371)
                                                         --------    --------

Cash flows from financing activities:

Net proceeds from revolving line of credit                  2,000      12,000
Retirement of senior bank debt                               (638)     (1,025)
                                                         --------    --------

Net cash provided by financing activities                   1,362      10,975
                                                         --------    --------

Decrease in cash and cash equivalents                     (10,959)        (27)

Cash and cash equivalents, beginning of period             15,520       2,968
                                                         --------    --------

Cash and cash equivalents, end of period                 $  4,561    $  2,941
                                                         ========    ========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                 $  2,719    $  3,937
                                                         ========    ========

Cash paid during the period for income taxes             $    450    $    234
                                                         ========    ========



      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        WRC MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS ORGANIZATION

         The accompanying condensed consolidated financial statements include the accounts of WRC Media, Inc. ("WRC") and its subsidiaries- Weekly Reader Corporation, and CompassLearning, Inc. The term "Company" refers to WRC and its subsidiaries.

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

         The separate financial statements of the Subsidiary Guarantors have not been included because (i) the Subsidiary Guarantors constitute all of WRC Media's direct and indirect subsidiaries, (ii) the Subsidiary Guarantors have fully and unconditionally guaranteed the Company's obligations on a joint and several basis; (iii) WRC Media has no operations and its ability to service its debt is dependent on the operations of its subsidiaries.

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

         These condensed consolidated financial statements should be read in conjunction with WRC Media, Inc. and Subsidiaries annual financial statements and related notes for the year ended December 31, 2000. The operating results for the three-month periods ended March 31, 2000 and 2001 are not necessarily indicative of the results that may be expected for a full year.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                                    Unaudited
                                                                      December 31,                  March 31,
                                                                          2000                         2001
                                                                  ---------------------        ---------------------

ASSETS
Current Assets:

Cash                                                                     $       2,914                $       2,570
Accounts receivable, net                                                        26,758                       26,065
Inventories, net                                                                14,124                       13,259
Due from related party, net                                                      4,632                        8,616
Prepaid expenses                                                                 3,219                        5,635
Other current assets                                                            17,409                       16,330
                                                                         --------------               --------------

                             Total current assets                               69,056                       72,475

Property and equipment, net                                                      5,729                        5,534
Other intangible assets, net                                                    41,282                       42,179
Excess of purchase price over net assets acquired, net                         104,881                      104,156
Other non-current assets                                                            25                          375
                                                                         --------------               --------------

                                 Total Assets                            $     220,973                $     224,719
                                                                         ==============               ==============

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:

Accounts payable                                                         $      17,382                $      13,293
Deferred revenue                                                                20,119                       17,643
Accrued expenses and other                                                      29,592                       27,250
Current portion of long-term debt                                                4,488                        4,875
                                                                         --------------               --------------

                           Total current liabilities                            71,581                       63,061

Long-term debt                                                                 269,469                      280,138

Commitments and contingencies
Redeemable preferred stock, plus accrued dividends                              88,528                       91,848

Stockholders deficit:
Common stock, ($.01 par value, 20,000,000 shares authorized;
2,830,000 shares issued)                                                            28                           28
Class A non-voting common stock ($.01 par value,
1,000,000 shares authorized, no shares issued or outstanding)                        -                            -
Class B non-voting common stock ($.01 par value,
1,000,000 shares authorized, no shares issued or outstanding)                        -                            -
Additional paid-in capital                                                       9,133                        9,133
Due from parent                                                                (69,374)                     (64,362)
Accumulated deficit                                                           (148,392)                    (155,127)
                                                                         --------------               --------------

Total stockholders deficit                                                    (208,605)                    (210,328)
                                                                         --------------               --------------

Total liabilities and stockholders deficit                               $     220,973                $     224,719
                                                                         ==============               ==============



      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the three months ended March 31
                                    Unaudited
                             (dollars in thousands)


                                                                    2000           2001
                                                                 ----------     ----------

Sales, net                                                        $ 35,707       $ 35,582

Cost of goods sold                                                   9,705          9,058
                                                                 ----------     ----------

Gross profit                                                        26,002         26,524

Costs and expenses:
Marketing and selling                                                5,918          6,796
Distribution, circulation and fulfillment                            3,172          3,359
Editorial                                                            2,487          2,892
General and administrative                                           5,248          5,277
Depreciation                                                           474            491
                                                                 ----------     ----------

                                                                    17,299         18,815
Income before amortization of goodwill and intangible assets,
interest expense, income taxes and other, net                        8,703          7,709

Amortization of goodwill and intangible assets                       3,239          2,764

Income from operations                                               5,464          4,945

Other income (expense):
Interest expense                                                    (8,228)        (8,361)
Other, net                                                              45             34
                                                                 ----------     ----------

Loss before income tax provision                                    (2,719)        (3,382)

Income tax provision                                                   450             33
                                                                 ----------     ----------

Net loss                                                          $ (3,169)      $ (3,415)
                                                                 ==========     ==========


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the three months ended March 31
                                    Unaudited
                             (dollars in thousands)


                                                                  2000             2001
                                                                ---------        ---------

Cash flows from operating activities:

Net loss                                                         $(3,169)         $(3,415)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization                                      3,714            3,255
Interest Expense-Accretion of Discounts and Stock                     72               81
Changes in operating assets and liabilities:
(Increase) decrease in-
Accounts receivable                                                  638              693
Inventories                                                        1,167              865
Prepaid expenses and other assets                                 (2,520)          (4,621)
Increase (decrease) in-
Accounts payable                                                  (8,191)          (4,089)
Deferred revenue                                                  (1,345)          (2,476)
Accrued expenses and other liabilities                            (1,960)          (2,343)
                                                                ---------        ---------

Net cash used in operating activities                            (11,594)         (12,050)
                                                                ---------        ---------

Cash flows from investing activities:

Capital expenditures                                                (111)            (296)
                                                                ---------        ---------

Net cash used in investing activities                               (111)            (296)
                                                                ---------        ---------

Cash flows from financing activities:

Net proceeds from revolving line of credit                         2,000           12,000
Retirement of senior bank debt                                      (638)          (1,025)
(Increase) decrease in due from parent, net                        4,841            5,012
(Increase) decrease in due from related party                     (5,211)          (3,984)
                                                                ---------        ---------

Net cash provided by financing activities                            992           12,003
                                                                ---------        ---------

Decrease in cash and cash equivalents                            (10,713)            (343)

Cash, beginning of period                                         14,143            2,914
                                                                ---------        ---------

Cash, end of period                                              $ 3,430          $ 2,571
                                                                =========        =========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                         $ 2,719          $ 3,937
                                                                =========        =========

Cash paid during the period for income taxes                     $   450          $   234
                                                                =========        =========



      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    WEEKLY READER CORPORATION ND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS ORGANIZATION

         Weekly Reader Corporation ("WRC" or the "Company"), PRIMEDIA Reference, Inc. ("PRI") and American Guidance Services, Inc. ("American Guidance") were wholly-owned subsidiaries of PRIMEDIA Inc. ("PRIMEDIA"). On August 13, 1999, PRIMEDIA entered into a Redemption, Stock Purchase and Recapitalization Agreement (as amended as of October 6, 1999, the "Recapitalization Agreement") with WRC Media Inc., formerly EAC II Inc. ("WRC Media"). The terms of the Recapitalization Agreement required that all of the outstanding capital stock of PRI and American Guidance be contributed to WRC prior to WRC Media's purchase of majority interest in WRC for a purchase price of $395,000. The presentation of these financial statements reflects the capital contribution made by PRIMEDIA to WRC of all the PRI and American Guidance shares at their historical carrying values. In addition, on October 5, 1999, the authorized capital of WRC was amended to consist of 20,000,000 shares of common stock, par value $.01/share, and WRC declared a 10,000-for-one stock split effective on October 5, 1999. On November 17, 1999 WRC Media completed its recapitalization of WRC. The consolidated financial statements include the accounts of WRC and its subsidiary, Lifetime Learning System, Inc. ("Lifetime Learning"), PRI and its subsidiaries, Funk & Wagnalls Yearbook Corporation and Gareth Stevens, Inc. ("Gareth Stevens"), and American Guidance and its subsidiary, AGS International Sales, Inc. (collectively referred to as "Weekly Reader"). As a result of the recapitalization, WRC owns 94.9% and PRIMEDIA 5.1% of the common stock of Weekly Reader. On November 17, 1999 PRI legally changed its name to World Almanac Education Group ("WAE").

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

         These condensed consolidated financial statements should be read in conjunction with Weekly Reader Corporation and Subsidiaries annual financial statements and related notes for the year ended December 31, 2000. The operating results for the three-month periods ended March 31, 2000 and 2001 are not necessarily indicative of the results that may be expected for a full year.

                              COMPASSLEARNING, INC.
                            CONDENSED BALANCE SHEETS
                             (dollars in thousands)


                                                                                   Unaudited
                                                          December 31,             March 31,
                                                             2000                    2001
                                                          ------------             ---------
ASSETS
Current Assets:

Cash                                                         $      54             $     371
Accounts receivable, net                                        15,410                14,022
Inventories, net                                                   481                   734
Prepaid expenses                                                   233                   634
                                                             ---------             ---------
                             Total current assets               16,178                15,761
Purchased software, net                                          4,709                 4,244
Other acquired intangible assets, net                           18,147                17,028
Excess of purchase price over net assets acquired, net          21,424                20,457
Fixed assets, net                                                2,376                 2,160
                                                             ---------             ---------
                                 Total Assets                $  62,834             $  59,650
                                                             =========             =========

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:

Accounts payable                                             $   2,385             $   2,252
Due to related party                                             4,630                 8,616
Accrued expenses                                                 6,942                 6,474
Current portion of deferred revenue                             16,336                14,575
Current portion of long-term debt                                4,488                 4,875
                                                             ---------             ---------

                           Total current liabilities            34,781                36,792

Deferred revenue, net of current portion                         1,868                 2,038
Long-term debt                                                 269,469               280,138
Due to related party                                             2,160                 2,160
                                                             ---------             ---------

Total liabilities                                              308,278               321,128

Stockholders deficit:
Preferred stock, ($.01 par value, 10,000,000
shares authorized, no shares issued
and outstanding)                                                     -                     -
Class A common stock, ($.01 par value,
20,000 shares authorized,
10,000 shares issued and outstanding)                                -                     -
Additional paid-in capital                                      31,316                31,316
Accumulated deficit                                            (59,240)              (70,918)
Due from parent                                               (217,520)             (221,876)
                                                             ---------             ---------

Total stockholders deficit                                    (245,444)             (261,478)
                                                             ---------             ---------

Total liabilities and stockholders deficit                   $  62,834             $  59,650
                                                             =========             =========



            The accompanying notes to condensed financial statements
             are an integral part of these condensed balance sheets.

                              COMPASSLEARNING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                       For the three months ended March 31
                                    Unaudited
                             (dollars in thousands)


                                                                        2000            2001
                                                                      --------        --------
Sales, net                                                            $ 14,527        $ 13,909

Cost of goods sold                                                       7,247           5,161
                                                                      --------        --------

Gross profit                                                             7,280           8,748

Costs and expenses:
Sales and marketing                                                      5,911           5,938
Research and development                                                 2,044           1,290
General and administrative                                               2,044           1,955
Depreciation                                                               160             291
                                                                      --------        --------

                                                                        10,159           9,474
Loss before amortization of goodwill and intangible assets,
interest expense, income taxes and other, net                           (2,879)           (726)

Amortization of goodwill and intangible assets                           2,603           2,550

Loss from operations                                                    (5,482)         (3,276)

Other income (expense):
Interest expense                                                        (8,226)         (8,358)
Other, net                                                                  11               -
                                                                      --------        --------

Loss before income tax provision                                       (13,697)        (11,634)

Income tax provision                                                         -              44
                                                                      --------        --------

Net Loss                                                              $(13,697)       $(11,678)
                                                                      ========        ========


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                              COMPASSLEARNING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       For the three months ended March 31
                                    Unaudited
                             (dollars in thousands)




                                                                      2000           2001
                                                                    --------       --------
Cash flows from operating activities:

Net loss                                                            $(13,697)      $(11,678)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization                                          2,764          2,842
Interest Expense-Accretion of Discounts and Stock                         72             81
Changes in assets and liabilities:
Decrease in accounts receivable                                        4,620          1,388
(Increase) decrease in inventories                                         8           (253)
(Increase) decrease in prepaid expenses                                   59           (401)
Decrease in accounts payable                                            (855)          (133)
Decrease in deferred revenue                                          (3,797)        (1,591)
Decrease in accrued expenses and other long-term liabilities          (2,075)          (468)
                                                                    --------       --------

Net cash used in operating activities                                (12,901)       (10,213)
                                                                    --------       --------

Cash flows from investing activities:

Capital expenditures                                                    (313)           (75)
                                                                    --------       --------

Net cash used in investing activities                                   (313)           (75)
                                                                    --------       --------

Cash flows from financing activities:

Borrowings under revolving line of credit, net                         2,000         12,000
Retirement of senior bank debt                                          (638)        (1,025)
Increase in due to related party                                       5,489          3,986
(Increase) decrease in due from parent, net                            7,392         (4,356)
                                                                    --------       --------

Net cash provided by financing activities                             14,243         10,605
                                                                    --------       --------

Change in Cash                                                         1,029            317

Cash, beginning of period                                                102             54
                                                                    --------       --------

Cash, end of period                                                 $  1,131       $    371
                                                                    ========       ========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                            $      -       $      -
                                                                    ========       ========

Cash paid during the period for income taxes                        $      -       $     44
                                                                    ========       ========




            The accompanying notes to condensed financial statements
                    are an integral part of these statements.

                              COMPASSLEARNING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

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

         The Predecessor was acquired by WRC Media, Inc. (the "Parent") on July 14, 1999 (the "Purchase Date"). The Securities and Exchange Commission ("SEC") deems an acquired business to be a predecessor when the acquirer is in substantially the same business of the entity acquired and the acquirer's own operations prior to the acquisition appear insignificant relative to the business acquired. The purchase method of accounting was used to record the assets acquired and liabilities assumed by the Company. Such accounting generally results in the acquirer recording the assets purchased and liabilities assumed at fair value, which results in increased amortization and depreciation reported in future periods.

         The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

         The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted.

         These condensed consolidated financial statements should be read in conjunction with CompassLearning, Inc.'s financial statements and related notes for the period ended December 31, 2000. The operating results for the three-month periods ended March 31, 2000 and 2001 are not necessarily indicative of the results that may be expected for a full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition as of March 31, 2001 of WRC Media Inc. ("WRC Media") and its subsidiaries and their results of operations for the three-month periods ended March 31, 2000 and 2001. You should read the following discussion in conjunction with the financial statements of WRC Media, Weekly Reader Corporation ("Weekly Reader") and CompassLearning, Inc. ("CompassLearning,") attached to this discussion and analysis. Unless the context otherwise requires, references to "Weekly Reader" herein are to Weekly Reader and its subsidiaries, including American Guidance Service, Inc. ("American Guidance") and World Almanac Education Group, Inc. ("World Almanac"). Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries after giving effect to the transactions related to the acquisition of CompassLearning and recapitalization of Weekly Reader effectuated on July 14, 1999 and November 17, 1999, respectively (the "Acquisition and Recapitalization"). This discussion and analysis contains forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

Results of Operations for the three months ended March 31, 2001-- WRC Media Inc. and Subsidiaries

The results of operations of WRC Media and its subsidiaries encompass the operations of CompassLearning and Weekly Reader and its subsidiaries, including American Guidance and World Almanac. The results of operations of WRC Media and its subsidiaries should be read together with the separate discussions of the results of operations of Weekly Reader and CompassLearning.

In analyzing WRC Media's results for the three months ended March 31, 2000 and 2001, respectively, the seasonal nature of WRC Media's business should be considered. As a result of seasonality, approximately 23% of WRC Media's publication and related service revenues usually result in its first quarter, 23% in its second quarter, and 54% in the third and fourth quarters combined. However, unlike this revenue stream, many of WRC Media's expenses are incurred evenly throughout the year.

WRC Media analyzes its revenues, expenses and operating results on a percentage of sales basis. The following table sets forth, for the periods indicated, combined statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net sales.

                                                                                            Three Months Ended March 31,
                                                                           2000                        2001
                                                                      --------------------------------------------------------------
                                                                          Amount     % of Net Sales      Amount       % of Net Sales
                                                                      ------------  ----------------  ------------   ---------------
                                                                                          (Dollars in millions)
Sales, net (a)                                                             $ 50.2            100.0%        $ 49.5            100.0%
Cost of goods sold (a)                                                       16.9             33.7%          14.2             28.7%
                                                                           ------            -----         ------            -----
Gross profit                                                               $ 33.3             66.3%        $ 35.3             71.3%
Costs and expenses:
       Sales and marketing                                                   11.8             23.5%          12.7             25.7%
       Research and development                                               2.0              4.0%           1.3              2.6%
       Distribution, circulation and fulfillment                              3.2              6.4%           3.4              6.9%
       Editorial                                                              2.5              5.0%           2.9              5.9%
       General and administrative                                             7.3             14.5%           7.2             14.5%
       Depreciation                                                           0.6              1.2%           0.8              1.6%
                                                                           ------            -----         ------            -----
                                                                             27.4             54.6%          28.3             57.2%
Income before amortization of goodwill and intangible assets,
interest expense, income taxes and other, net                                 5.9             11.7%           7.0             14.1%
Amortization of goodwill and intangible assets                                8.7             17.2%          16.9             34.1%
                                                                           ------            -----         ------            -----
Loss from operations                                                         (2.8)            (5.5%)         (9.9)           (20.0%)
Interest expense, including amortization
of deferred financing costs                                                  (8.4)           (16.7%)         (8.6)           (17.4%)
Other, net                                                                    0.1              0.2%          (0.2)            (0.4%)
                                                                           ------            -----         ------            -----
Loss before income tax expense                                              (11.1)           (22.0%)        (18.7)           (37.8%)
Income tax expense                                                            0.5              1.0%           0.2              0.4%
                                                                           ------            -----         ------            -----
Net loss                                                                   $(11.6)           (23.0%)       $(18.9)           (38.2%)
                                                                           ======            =====         ======            =====

       EBITDA (b)                                                          $  6.5             12.9%        $  7.6             15.3%
                                                                           ======            =====         ======            =====


(a) Certain amounts have been reclassified in accordance with EITF 99-19, "Reporting Revenue as Principal versus Net as an Agent".
(b) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Sales, net. For the three months ended March 31, 2001, net sales decreased $0.7 million, or 1.0%, to $49.5 million from $50.2 million for the same period in 2000. This decrease was primarily due to a decrease in sales at CompassLearning of $0.6 million, or 4.1%, to $13.9 million for the three months ended March 31, 2001 from $14.5 million for the same period in 2000 combined with a decrease in sales at Weekly Reader of $0.1 million, or 0.3%, to $35.6 million for the three months ended March 31, 2001 from $35.7 million for the same period in 2000. The decrease in sales at Weekly Reader was the result of (1) an increase in sales at American Guidance Service of $0.2 million, or 1.5%, to $12.1 million for the three months ended March 31, 2001 from $11.9 million for the same period in 2000 as a result of increases in sales of our curriculum products, primarily textbooks; (2) a decrease in sales at World Almanac of $0.3 million, or 2.0%, to $13.0 million from $13.3 million for the same period in 2000, as a result of anticipated lower sales of Funk & Wagnalls Yearbook business. World Almanac's net revenue for the first quarter of 2001 excluding the de-emphasized non-core Yearbook sales increased $0.1 million, or 0.4%, to $11.5 million from $11.4 million for the same period in 2000. World Almanac is no longer soliciting new subscribers for its Yearbooks since the print edition of the Funk & Wagnall's Encyclopedia was discontinued. Accordingly, Funk & Wagnalls sales of Yearbooks are naturally declining year-over-year, as it is entirely dependent upon sales orders from existing customers via renewals; and (3) Weekly Reader's sales, not including World Almanac and American Guidance, of $10.4 million were essentially flat for the three months ended March 31, 2001 compared to the same period in 2000.

The decrease in sales at CompassLearning was due to (1) a planned decrease in hardware revenue of $1.9 million, or 70.4%, to $0.8 million for the three months ended March 31, 2001 from $2.7 million for the same period in 2000, (2) a decrease in service revenue from technical support (of older software) of $0.6 million, or 14.3%, to $3.6 million for the three months ended March 31, 2001 from $4.2 million for the same period in 2000 primarily as a result of lower service contract renewal sales, and (3) a decrease in service revenue from professional development services of $0.2 million or 7.4% to $2.5 million for the three months ended March 31, 2001 from $2.7 million for the same period in 2000 offset by an increase in software revenue of $2.1 million, or 42.9%, to $7.0 million for the three months ended March 31, 2001 from $4.9 million for the same period in 2000 primarily as a result of higher market coverage with a more seasoned sales force compared to one year ago, customers accelerating buying decisions in order to be ready for summer sessions, and reduced market confusion as a result of many smaller startup companies exiting the marketplace due to poor sales performance and loss of additional financing. CompassLearning's net revenue for the first quarter of 2001 excluding the de-emphasized non-core hardware sales increased $1.3 million, or 11.0%, to $13.1 million from $11.8 million for the same period in 2000.

Net revenue for the first quarter of 2001 - excluding de-emphasized non-core business lines of hardware and Yearbooks increased $1.4 million, or 3.1%, to $47.1 million from $45.7 million for the same period in 2000, shown in the following table:


                                                                                   Variance to
                                                                                     Q1 2000
                                                 Q1              Q1          ----------------------
       Net Revenue (thousands)                  2000            2001           $               %
------------------------------------           -------         ------        ------          ------
Weekly Reader                                   10,459         10,421           (38)          (0.4%)
AGS                                             11,940         12,119           179            1.5%
World Almanac                                   13,308         13,042          (266)          (2.0%)
Compass                                         14,527         13,909          (618)          (4.3%)
                                               -------         ------        ------          ------
WRC Media - Consolidated                        50,234         49,491          (743)          (1.5%)
                                               -------         ------        ------          ------
Non-core revenues:
    Compass Hardware business                    2,690            848        (1,842)         (68.5%)
    World Almanac's Funk & Wagnall's
    yearbook business
                                                 1,846          1,536          (310)         (16.8%)
                                               -------         ------        ------          ------
WRC Media - Core Business                       45,698         47,107         1,409            3.1%
                                               =======         ======        ======          ======

Gross profit. For the three months ended March 31, 2001, gross profit increased by $2.0 million, or 6.0%, to $35.3 million from $33.3 million for the same period in 2000. This increase was due to an increase in gross profit at CompassLearning of $1.4 million, or 18.5%, to $8.7 million for the three months ended March 31, 2001 from $7.3 million for the same period in 2000 combined with an increase in gross profit at Weekly Reader of $0.6 million, or 2.3%, to $26.6 million for the three months ended March 31, 2001 from $26.0 million for the same period in 2000. The increase in gross profit at Weekly Reader was a result of (1) an increase in gross profit at American Guidance of $0.4 million, or 4.7%, to $8.9 million for the three months ended March 31, 2001 from $8.5 million for the same period in 2000 primarily due to the increased sales described above; (2) an increase in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $0.1 million, or 1.2%, to $8.7 million for the three months ended March 31, 2001 from $8.6 million for the same period in 2000 due to a favorable cost of goods sold rate variance; (3)an increase in gross profit at World Almanac of $0.1 million, or 0.6 % to $8.9 million for the three months ended March 31, 2001 from $8.8 million for the same period in 2000 due to a favorable cost of goods sold rate variance. The increase in gross profit at CompassLearning of $1.4 million, or 18.5%, to $8.7 million from $7.3 million in 2000 was primarily due to higher software revenue. CompassLearning's gross profit as a percent of revenue significantly increased to 62.6% from 50.3% for the same period in 2000 as a result of the change in sales mix. For the three months ended March 31, 2001 CompassLearning's higher margin software business represented 50.4% as a percentage of total revenues compared to 33.8% as a percentage of total revenues for the same period in 2000. At CompassLearning, it is our strategy to grow our core business; which is the high margin electronic courseware business and the related professional development services that emanate from that business, and continue to de-emphasize the significantly lower margin hardware revenues, as well as the technical support service revenue streams which have a declining service life cycle.

WRC Media's gross profit as a percentage of sales increased to 71.3% for the three months ended March 31, 2001 from 66.3% for the same period in 2000, primarily due to change in sales mix previously noted.

Costs and expenses. For the three months ended March 31, 2001, costs and expenses increased by $.9 million, or 3.3%, to $28.3 million from $27.4 million for the same period in 2000. This was primarily attributable to increased sales and marketing expenses, which increased $0.9 million for the three months ended March 31, 2001, or 7.6%, to $12.7 million from $11.8 million for the same period in 2000.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the three months ended March 31, 2001, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased by $1.1 million, or 18.6%, to $7.0 million from a loss of $5.9 million for the same period in 2000, and as a percentage of sales increased to 14.1% from 11.7% for the same period in 2000. These decreases were primarily due to the increase in gross profit described above, partially offset by the increase in sales and marketing expense, also described above.

Amortization of goodwill and intangible assets. For the three months ended March 31, 2001, amortization of goodwill and intangible assets increased by $8.2 million, or 95.3%, to $16.9 million from $8.7 million for the same period in 2000. This increase was primarily due to an increased appraisal valuation of some WRC Media intangible assets, which allow WRC Media to increase the rate of amortization of some intangible assets.

Loss from operations. For the three months ended March 31, 2001, loss from operations increased $7.1 million, or 259.3%, to $9.9 million from $2.8 million for the same period in 2000. This increase was primarily due to the increase in amortization of goodwill and intangible assets of $8.2 million described above.

Interest expense, including amortization of deferred financing costs. For the three months ended March 31, 2001, interest expense increased by $0.2 million, or 2.4%, to $8.6 million from $8.4 million for the same period in 2000 and interest expense as a percentage of sales increased to 17.4% from 16.7% for the same period in 2000. Interest expense for the three months ended March 31, 2001 and 2000 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization.

Other, net. For the three months ended March 31, 2001, other , net decreased $0.2 million, or 300.0%, to an expense of $0.2 million from income of $0.1 million for the same period in 2000. This decrease was primarily due to a management fee incurred from a shareholder, which was not charged in 2000.

Income tax provision (benefit). For the three months ended March 31, 2001, provision for income taxes decreased by $0.3 million or 60.0% due to an income tax provision of $0.2 million down from a provision for income taxes of $0.5 million for the same period in 2000.

Net loss. For the three months ended March 31, 2001, net loss increased by $7.3 million, or 63.6%, to $18.9 million from $11.6 million for the same period in 2000 primarily as a result of the $8.2 million increase in amortization expenses for intangible assets resulting from the Acquisition and Recapitalization described above. Net loss as a percentage of net sales increased to negative 38.2% for the three months ended March 31, 2001 from negative 23.0% for the same period in 2000.

EBITDA. For the three months ended March 31, 2001, EBITDA increased $1.1 million, or 16.3%, to $7.6 million from $6.5 million for the same period in 2000. This increase is primarily attributable to $2.0 million of greater gross profit for the first quarter of this year compared to the same period in 2000, offset by $0.9 million of higher sales and marketing expenses. As discussed above, CompassLearning contributed $1.4 million of the $2.0 million higher gross profit in the quarter resulting from higher software sales.

Results of Operations for the three months ended March 31, 2001 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.


                                                                              Three Months Ended March 31,
                                                                          2000                            2001
                                                              ------------------------------  ------------------------------
                                                                Amount      % of Net Sales      Amount      % of Net Sales
                                                              ------------  ----------------  ------------  ----------------
                                                                                  (Dollars in millions)

Sales, net                                                         $ 35.7            100.0%        $ 35.6            100.0%
Cost of goods sold                                                    9.7             27.2%           9.0             25.3%
                                                              ------------  ----------------  ------------  ----------------
Gross profit                                                       $ 26.0             72.8%        $ 26.6             74.7%
Costs and expenses:
       Sales and marketing                                            5.9             16.5%           6.8             19.1%
       Distribution, circulation and fulfillment                      3.2              9.0%           3.4              9.6%
       Editorial                                                      2.5              7.0%           2.9              8.1%
       General and administrative                                     5.2             14.6%           5.3             14.9%
       Depreciation                                                   0.5              1.4%           0.5              1.4%
                                                              ------------  ----------------  ------------  ----------------
                                                                     17.3             48.5%          18.9             53.1%
Income before amortization of goodwill and intangible assets,
interest expense, income taxes and other, net                         8.7             24.3%           7.7             21.6%
Amortization of goodwill and intangible assets                        3.2              9.0%           2.8              7.9%
Income from operations                                                5.5             15.3%           4.9             13.7%
Interest Expense                                                     (8.2)           (22.9%)         (8.3)           (23.3%)
Other, net                                                              -                 -             -                 -
                                                              ------------  ----------------  ------------  ----------------
Loss before income tax expense                                       (2.7)            (7.6%)         (3.4)            (9.6%)
Income tax expense                                                    0.5              1.4%             -                 -
                                                              ------------  ----------------  ------------  ----------------
Net loss                                                           $ (3.2)            (9.0%)       $ (3.4)            (9.6%)
                                                              ============  ================  ============  ================

       EBITDA (a)                                                  $  9.2             25.8%        $  8.2             23.0%
                                                              ============  ================  ============  ================



(a) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader Corporation's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Sales, net. For the three months ended March 31, 2001, net sales decreased $0.1 million, or 0.3%, to $35.6 million from $35.7 million for the same period in 2000. This decrease in sales was the result of (1) an increase in sales at American Guidance Service of $0.2 million, or 1.5%, to $12.1 million for the three months ended March 31, 2001 from $11.9 million for the same period in 2000 as a result of increases in sales of our curriculum products, primarily textbooks; (2) a decrease in sales at World Almanac of $0.3 million, or 2.0%, to $13.0 million from $13.3 million for the same period in 2000, as a result of anticipated lower sales of Funk & Wagnalls Yearbook business. World Almanac's net revenue for the first quarter of 2001 excluding the de-emphasized non-core Yearbook sales increased $0.1 million, or 0.4%, to $11.5 million from $11.4 million for the same period in 2000. World Almanac is no longer soliciting new subscribers for its Yearbooks since the print edition of the Funk & Wagnall's Encyclopedia was discontinued. Accordingly, Funk & Wagnalls sales of Yearbooks are naturally declining year-over-year, as it is entirely dependent upon sales orders from existing customers via renewals; and (3) Weekly Reader's sales, not including World Almanac and American Guidance, of $10.4 million were essentially flat for the three months ended March 31, 2001 compared to the same period in 2000.

Gross profit. For the three months ended March 31, 2001, gross profit increased by $0.6 million, or 2.3%, to $26.6 million from $26.0 million for the same period in 2000. The increase in gross profit at Weekly Reader was a result of
(1) an increase in gross profit at American Guidance of $0.4 million, or 4.7%, to $8.9 million for the three months ended March 31, 2001 from $8.5 million for the same period in 2000 primarily due to the increased sales described above;
(2) an increase in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $0.1 million, or 1.2%, to $8.7 million for the three months ended March 31, 2001 from $8.6 million for the same period in 2000 due to a favorable cost of goods sold rate variance; 3) an increase in gross profit at World Almanac of $0.1 million, or 0.6%, to $8.9 million for the three months ended March 31, 2001 from $8.8 million for the same period in 2000 due to a favorable cost of goods sold rate variance. Gross profit as a percentage of sales increased to 74.7% for the three months ended March 31, 2000 from 72.8% for the same period in 2000.

Costs and expenses. For the three months ended March 31, 2001, costs and expenses increased by $1.6 million, or 9.2%, to $18.9 million for the three months ended March 31, 2001 from $17.3 million for the same period in 2000 primarily due to an increase in sales and marketing expenses of $0.9 million and an increase in editorial expenses of $0.4 million. In 2001 at Weekly Reader (excluding American Guidance and World Almanac), we increased the sales and marketing budget related to direct mail by 14%; and implemented a research based circulation recapture plan with a goal of increasing our market share. Costs and expenses as a percentage of sales increased to 53.1% for the three months ended March 31, 2001 from 48.5% for the same period in 2000.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the three months ended March 31, 2001, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net decreased by $1.0 million, or 11.5%, to $7.7 million from $8.7 million for the same period in 2000 and, as a percentage of sales, decreased to 21.6% from 24.3% for the same period in 2000. These decreases were primarily due to the factors described above.

Amortization of goodwill and intangible assets. For the three months ended March 31, 2001, amortization of goodwill and intangible assets decreased by $0.4 million, or 12.5%, to $2.8 million from $3.2 million for the same period in 2000. This decrease was primarily due to intangible assets with lower amortization schedules in the later part of their lives, and intangible assets that have been fully amortized.

Income from operations. For the three months ended March 31, 2001, income from operations decreased by $0.6 million, or 10.9%, to $4.9 million from $5.5 million for the same period in 2000 and, income from operations as a percentage of sales decreased to 13.7% from 15.3% for the same period in 2000. These decreases were primarily due to the factors described above.

Interest expense. For the three months ended March 31, 2001, interest expense increased by $0.1 million, or 1.2%, to $8.3 million from $8.2 million for the same period in 2000 and interest expense as a percentage of sales increased to 23.3% from 22.9% for the same period in 2000. The interest expense for the three months ended March 31, 2001 and 2000 relates to debt associated with the Acquisition and Recapitalization. Since Weekly Reader is jointly and severally liable for that debt, the interest expense related to that debt is reflected in the financial statements of Weekly Reader.

Income tax provision (benefit). For the three months ended March 31, 2001, provision for income taxes decreased by $0.5 million or 100.0% to $0.0 from a provision for income taxes of $0.5 million for the same period in 2000.

Net loss. For the three months ended March 31, 2001, net loss increased by $0.2 million, or 6.3%, to $3.4 million from $3.2 million for the same period in 2000. Net loss as a percentage of net sales increased to 9.6% for the three months ended March 31, 2001 from 9.0% for the same period in 2000. These increases were primarily due to the factors described above.

EBITDA. For the three months ended March 31, 2001, EBITDA decreased $1.0 million, or 10.9%, to $8.2 million from $9.2 million for the same period in 2000. This decrease is primarily attributable to $1.6 million of increased expenses, primarily selling expenses, partially offset by $0.6 million greater gross profit for the first quarter of 2001 compared to the same period in 2000.

Results of Operations for the three months ended March 31, 2001 -- CompassLearning, Inc.

The following table sets forth, for the periods indicated, statement of operations data for CompassLearning, expressed in millions of dollars and as a percentage of net revenue.


                                                                                  Three Months Ended March 31,
                                                                            2000                                2001
                                                              ---------------------------------   --------------------------------
                                                                Amount        % of Net Sales        Amount       % of Net Sales
                                                              ------------   ------------------   -----------   ------------------
                                                                                     (Dollars in millions)

Revenue, net (a)                                                   $ 14.5               100.0%        $ 13.9               100.0%
Cost of goods sold (a)                                                7.2                49.7%           5.2                37.4%
                                                              ------------   ------------------   -----------   ------------------
Gross profit                                                       $  7.3                50.3%        $  8.7                62.6%
Costs and expenses:
       Sales and marketing                                            5.9                40.7%           5.9                42.4%
       Research and development                                       2.0                13.8%           1.3                 9.4%
       General and administrative                                     2.1                14.5%           2.0                14.4%
       Depreciation                                                   0.2                 1.4%           0.3                 2.2%
                                                              ------------   ------------------   -----------   ------------------
                                                                     10.2                70.4%           9.5                68.4%
Loss before amortization of goodwill and intangible assets,
interest expense, income taxes and other, net                        (2.9)              (20.1%)         (0.8)               (5.8%)
Amortization of goodwill and intangible assets                        2.6                17.9%           2.5                18.0%
Loss from operations                                                 (5.5)              (38.0%)         (3.3)              (23.8%)
Interest expense                                                     (8.2)              (56.6%)         (8.4)              (60.4%)
Other, net                                                              -                    -             -                    -
                                                              ------------   ------------------   -----------   ------------------
Loss before income tax expense                                      (13.7)              (94.6%)        (11.7)              (84.2%)
Income tax expense                                                      -                    -             -                    -
                                                              ------------   ------------------   -----------   ------------------
Net loss                                                            (13.7)              (94.6%)        (11.7)              (84.2%)
                                                              ============   ==================   ===========   ==================

                                                              ------------   ------------------   -----------   ------------------
       EBITDA (b)                                                  $ (2.7)              (18.6%)       $ (0.4)               (2.9%)
                                                              ============   ==================   ===========   ==================




(a)  Certain amounts have been reclassified in accordance with EITF
     99-19, "Reporting Revenue as Principal versus Net as an Agent.
(b) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate CompassLearning's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenue, net. For the three months ended March 31, 2001, net revenue decreased $0.6 million, or 4.1%, to $13.9 million from $14.5 million for the same period in 2000. This decrease was due to (1) a planned decrease in hardware revenue of $1.9 million, or 70.4%, to $0.8 million for the period ended March 31, 2001 from $2.7 million in 2000, (2) a decrease in service revenue from technical support (of older software) of $0.6 million, or 14.3%, to $3.6 million for the period ended March 31, 2001 from $4.2 million in 2000 primarily as a result of lower service contract renewal sales, and (3) a decrease in service revenue from professional development services of $0.2 million or 7.4% to $2.5 million for the period ended March 31, 2001 from $2.7 million in 2000 offset by an increase in software revenue of $2.1 million, or 42.9%, to $7.0 million for the period ended March 31, 2001 from $4.9 million in 2000 primarily as a result of higher market coverage with a seasoned sales force, customers accelerating buying decisions in order to be ready for summer sessions, and reduced market confusion as a result of many smaller startup companies exiting the marketplace due to poor sales performance or loss of additional financing.


                                                                         F (U) Variance
                                          2000          2001             $             %
                                     ----------------------------- ----------------------------

Software                                  $ 4.9        $ 7.0              2.1        42.9%
Professional Development                    2.7          2.5             (0.2)       (7.4%)
Technical Support                           4.2          3.6             (0.6)      (14.3%)
Hardware                                    2.7           .8             (1.9)      (70.4%)
                                     ----------------------------- ----------------------------
Revenue, net                               14.5         13.9             (0.6)       (4.1%)
Less: Non-core revenues:
Hardware (a)                               (2.7)        (0.8)             1.9           -
Technical Support (b)                      (4.2)        (3.6)             0.6           -
                                     ----------------------------- ----------------------------
Core Revenues                             $ 7.6        $ 9.5              1.9        25.0%
                                     ============================= ============================


(a) CompassLearning's hardware business revenues are generally derived from reselling hardware to customers who request that CompassLearning provide a package of software and hardware. In prior years, CompassLearning offered hardware to customers as a wholesaler of private label and other products. However, because of the less profitable nature of the business compared to CompassLearning's other businesses and to reduce the need for inventory and the risk of technological change rendering inventory obsolete, CompassLearning began discontinuing its wholesale hardware business in the mid 1990's. Currently, CompassLearning has arrangements with Apple, IBM, Compaq, Gateway, and Dell computers in order to accommodate requests by customers for complete hardware and software solutions.
(b) CompassLearning's service revenues, particularly those attributable to renewals of existing services contracts, have been decreasing recently as a result of:
      o the improved quality of our software products, which require less technical support;
      o more customers supplying their own training and support services through in-house expertise; and
      o the allocation by customers of a greater amount of limited resources to upgrade their hardware and software systems for Year 2000 compliance.


It is our strategy to grow our core business, which is the electronic courseware and the related professional development services of training our customers in implementing that electronic courseware most efficiently. Revenue from these sources increased $1.9 million or 25.0% to $9.5 million for the period ended March 31, 2001 compared to $7.6 million in 2000.

Gross profit. For the three months ended March 31, 2001, gross margin increased $1.4 million, or 18.5%, to $8.7 million from $7.3 million in 2000 primarily due to higher software revenue. Gross profit as a percent of revenue increased to 62.6% from 50.3% for the same period in 2000.

Costs and expenses. For the three months ended March 31, 2001, costs and expenses decreased $0.7 million, or 7.2%, to $9.5 million from $10.2 million in 2000, and costs and expenses as a percentage of revenue decreased to 68.4% from 70.4% in 2000. The decrease was primarily due to $0.7 million decrease in research and development expense and $0.1 million decrease in general and administrative expenses, offset by $0.1 million increase in depreciation expense.

Sales and marketing expense remained constant in 2001 at $5.9 million with 2000, while expense as a percentage of revenue increased to 42.4% from 40.7% in 2000. Changes included $0.4 million increase in commissions offset by $0.4 million decrease in outside services and training expense.

Research and development expense decreased $0.7 million, or 36.5%, to $1.3 million from $2.0 million and as a percentage of revenue decreased to 9.4% from 13.8% in 2000. The decrease was primarily due to a decrease in expenses resulting from a change in the company strategy to exit LAN/WAN software development to pursue new WEB strategies.

General and administrative expense decreased $0.1 million, or 4.8%, to $2.0 million from $2.1 million, and as a percentage of revenue decreased to 14.4% from 14.5% in 2000. There was a $0.3 million decrease in compensation and recruiting offset by a $0.2 million increase in other operating expenses.

Loss before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the three months ended March 31, 2001, the loss before amortization of goodwill and intangible assets, interest expense, income taxes and other, net decreased $2.1 million, or 73.4%, to $0.8 million from $2.9 million in 2000 and, as a percentage of net revenue, decreased to a negative 5.8% from a negative 20.1% in 2000, primarily due to the factors described above.

Amortization of goodwill and intangible assets. For the three months ended March 31, 2001, amortization of goodwill and intangible assets decreased $0.1 million, or 3.8%, to $2.5 million from $2.6 million for the same period in 2000.

Loss from operations. For the three months ended March 31, 2001, loss from operations decreased $2.2 million, or 40.0%, to $3.3 million from a loss of $5.5 million for the same period in 2000, and loss from operations as a percentage of net revenue decreased to 23.8% from 38.0% for the same period in 2000. These decreases were primarily due to the factors described above.

Interest expense. For the three months ended March 31, 2001, interest expense increased $0.2 million, or 2.4%, to $8.4 million from $8.2 million in 2000. CompassLearning is jointly and severally liable for debt associated with the Acquisition and Recapitalization; therefore, the interest expense related to that debt is reflected in the financial statements of CompassLearning.

Net loss. For the three months ended March 31, 2001, net loss decreased $2.0 million, or 14.6%, to $11.7 million from $13.7 million in 2000, and net loss as a percentage of net revenue decreased to a negative 84.2% from a negative 94.6% in 2000, primarily due to the factors described above.

EBITDA. For the three months ended March 31, 2001, EBITDA loss decreased $2.3 million, or 85.2%, to a loss of $0.4 million from a loss of $2.7 million for the same period in 2000. This increase is primarily attributable to $1.4 million of greater gross profit for the first quarter of 2001 compared to the same period in 2000, combined with $0.7 million of lower research and development expenses. Sales mix, in part, explained the significantly reduced operating loss (measured in terms of EBITDA) at CompassLearning for the first quarter ended March 31, 2001 versus 2000. CompassLearning gross profit increased $1.4 million, or

18.5%, for the first quarter of 2001 compared to the same period in 2000, primarily due to the replacement of $0.5 million of hardware gross margin with $1.5 million of higher software gross margin attributable to higher software sales. CompassLearning's gross profit margin improved to 62.6% for the first quarter - from 50.3% for the same period in 2000.

Liquidity and Capital Resources

WRC Media's sources of cash are its operating subsidiaries, Weekly Reader and CompassLearning, and a $30.0 million revolving credit facility. As of March 31, 2001, $12.0 million of the revolving credit facility has been drawn. Additionally, we have applied for and received a stand-by letter of credit in the amount of $2.0 million in connection with a real estate lease. While this letter of credit is in effect, it reduces available borrowing under our revolving credit facility by $2.0 million.

For the January through June time period, WRC Media and its subsidiaries usually experience negative cash flow due to the seasonality of its business. As a result of this business cycle, borrowings usually increase during the period January through June, and borrowings generally will be at its lowest point in October. WRC Media's cash and cash equivalents of $2.9 million at March 31, 2001 did not change from December 31, 2000.

WRC Media and its subsidiaries' principal uses of cash are for debt service, capital expenditures, working capital and acquisitions. For the three months ended March 31, 2001, WRC Media and its subsidiaries' operations used $10.6 million in cash.

For the three months ended March 31, 2001, WRC Media and its subsidiaries' investing activities consisted of capital expenditures of $.4 million. Weekly Reader's capital expenditures, which consisted primarily of expenditures for property and equipment, were $0.3 million for the three months ended for March 31, 2001. CompassLearning's capital expenditures, which consisted primarily of purchases of computer equipment, were $0.1 million for the three months ended March 31, 2001.

WRC Media and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the three months ended March 31, 2001, financing activities provided cash of $11.0 million, which resulted from borrowings of $12.0 million under the revolving credit facility and a repayment of $1.0 million of the senior secured term loans.

Working Capital

As of March 31, 2001, working capital for WRC Media and its subsidiaries was a deficit of $21.7 million. There are no unusual registrant or industry practices or requirements relating to working capital items.

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

We are subject to market risk exposure related to changes in interest rates on our $138.4 million (as of March 31, 2001) senior secured term loans under our senior credit facilities. Interest on borrowings under our senior credit facilities will bear interest at a rate per annum equal to:

        (1) for the revolving credit facility maturing in six years and the $27.9 million senior secured term loan A facility maturing in six years, the LIBO rate as defined in the credit agreement plus 3.25% or the alternate base rate as defined in the credit agreement plus 2.25% subject to performance-based step downs; and
        (2) for the $98.5 million senior secured term loan B facility maturing in seven years, the LIBO rate plus 4.00% or the alternate base rate plus 3.00%.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On April 2, 2001, registrant reported, on Form 8-K, the results for the fiscal year ended December 31, 2000.

On April 9, 2001, registrant reported, on Form 8-K, a statement issued by the President of registrant.

On April 26, 2001, registrant reported, on Form 8-K, the results for the fiscal quarter ended March 31, 2001.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                  DATE
                                                                                  ----

/s/ David F. Burgstahler                                                      May 7, 2001
-------------------------------------------------
David F. Burgstahler
Director: WRC Media, Weekly Reader and CompassLearning


/s/ Ralph D. Caulo                                                            May 7, 2001
-------------------------------------------------
Ralph D. Caulo
Non-Executive Vice-Chairman: WRC Media


/s/ Timothy C. Collins                                                        May 7, 2001
-------------------------------------------------
Timothy C. Collins
Director: WRC Media, Weekly Reader and CompassLearning


/s/ D. Ronald Daniel                                                          May 7, 2001
-------------------------------------------------
D. Ronald Daniel
Non-Executive Chairman: WRC Media, Weekly Reader and CompassLearning


/s/ Martin E. Kenney, Jr                                                      May 7, 2001
-------------------------------------------------
Martin E. Kenney, Jr.
Director: WRC Media, Weekly Reader and CompassLearning;
Chief Executive Officer: WRC Media and CompassLearning;
President: CompassLearning; and
Executive Vice President, Weekly Reader


/s/ James N. Lane                                                             May 7, 2001
-------------------------------------------------
James N. Lane
Director: WRC Media, Weekly Reader and CompassLearning


/s/ Charles L. Laurey                                                         May 7, 2001
-------------------------------------------------
Charles L. Laurey
Director: WRC Media, Weekly Reader and CompassLearning; and
Secretary: WRC Media, Weekly Reader and CompassLearning


/s/ Robert S. Lynch                                                           May 7, 2001
-------------------------------------------------
Robert S. Lynch
Director: WRC Media, Weekly Reader and CompassLearning; Executive Vice
President, Chief Operating Officer: WRC Media and CompassLearning; and
Treasurer: WRC Media, Weekly Reader and CompassLearning


/s/ Richard Nota                                                              May 7, 2001
-------------------------------------------------
Richard Nota
Vice President, Finance: WRC Media