Form 10-Q
period 2001-06-30
WRC MEDIA INC
filed 2001-08-08
CIK 1102329

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                ----------------

                               Commission File No.


                                 WRC MEDIA INC.
             (Exact name of Registrant as specified in its charter)


                 Delaware                              2731                            13-4066536
       (State or other jurisdiction         (Primary Standard Industrial           (I.R.S. Employer
     of incorporation or organization)         Classification Number)           Identification Number)


                           512 7th Avenue, 23rd Floor
                               New York, NY 10018
                                 (212) 768-1150
       (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


                           WEEKLY READER CORPORATION
             (Exact name of Registrant as specified in its charter)

                 Delaware                              2721                           13-3603780
       (State or other jurisdiction         (Primary Standard Industrial           (I.R.S. Employer
     of incorporation or organization)         Classification Number)           Identification Number)


                           512 7th Avenue, 23rd Floor
                               New York, NY 10018
                                 (212) 768-1150
       (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


                              COMPASSLEARNING, INC.
             (Exact name of Registrant as specified in its charter)


                Delaware                             7372                             13-4066535
       (State or other jurisdiction         (Primary Standard Industrial           (I.R.S. Employer
     of incorporation or organization)         Classification Number)           Identification Number)


                           512 7th Avenue, 23rd Floor
                               New York, NY 10018
                                 (212) 768-1150
       (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

                                ----------------

          Securities Registered Pursuant to Section 12(b) of the Act:
                   12 3/4 Senior Subordinated Notes due 2009

          Securities Registered Pursuant to Section 12 (g) of the Act:
                                      None

              Title of Class:                  Name of each exchange on which registered:
12 3/4% Senior Subordinated Notes due 2009                Over-the-Counter Market


===============================================================================

                        WRC MEDIA INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                                      December 31,     June 30,
                                                          2000           2001
                                                      ------------   -----------
                                                                     (Unaudited)
                      ASSETS
Current Assets:
  Cash and cash equivalents.......................      $  2,968      $   8,198
  Accounts receivable, net........................        42,930         56,590
  Inventories, net................................        14,605         13,312
  Prepaid expenses................................         3,454          4,432
  Other current assets............................        17,409         14,495
                                                        --------      ---------
    Total current assets .........................        81,366         97,027
  Property and equipment, net.....................         8,105          9,379
  Purchased software, net.........................         4,709          3,780
  Goodwill, net...................................       229,498        236,869
  Deferred financing costs, net...................         6,693          7,083
  Identified intangible assets, net...............       174,068        157,727
  Other assets and investments....................            25          1,515
                                                        --------      ---------
    Total assets .................................      $504,464      $ 513,380
                                                        ========      =========
        LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Accounts payable................................      $ 19,767      $  13,132
  Accrued payroll, commissions and benefits.......         8,495          8,655
  Current portion of deferred revenue.............        36,455         44,388
  Other accrued liabilities.......................        39,991         35,830
  Current portion of long-term debt...............         4,488          5,405
                                                        --------      ---------
    Total current liabilities ....................       109,196        107,410
  Deferred revenue, net of current portion........         1,868          1,948
  Due to related party............................         2,946          2,930
  Long-term debt..................................       269,469        293,644
                                                        --------      ---------
    Total liabilities ............................       383,479        405,932
  15% Series B preferred stock subject to
   redemption, including accrued dividends and
   accretion of warrant value.....................        77,796         85,018
                                                        --------      ---------
  Warrants on preferred stock.....................        11,751         11,751
                                                        --------      ---------
  Common stock subject to redemption..............         1,190          1,180
                                                        --------      ---------
Stockholders equity:
  Common stock, ($.01 par value, 20,000,000 shares
   authorized; and 7,014,321 shares outstanding)..            69             70
  Preferred Stock, (18% junior participating
   cumulative convertible preferred stock
   including accrued dividends)...................            --         14,114
  Additional paid-in capital......................       126,072        132,571
  Accumulated deficit.............................       (95,893)      (137,256)
                                                        --------      ---------
    Total stockholders equity ....................        30,248          9,499
                                                        --------      ---------
    Total liabilities and stockholders equity ....      $504,464      $ 513,380
                                                        ========      =========


    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                        WRC MEDIA INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the three months ended June 30
                                    Unaudited
                             (Dollars in thousands)


                                                               2000       2001
                                                             --------   --------
Sales, net ..............................................    $ 50,398   $ 51,403
Cost of goods sold ......................................      15,536     14,554
                                                             --------   --------
   Gross profit..........................................      34,862     36,849
Costs and expenses:
 Sales and marketing ....................................      11,055     12,393
 Research and development ...............................       2,096      1,160
 Distribution, circulation and fulfillment ..............       2,163      2,381
 Editorial ..............................................       2,418      2,714
 General and administrative .............................       6,622      6,016
 Depreciation ...........................................         661        824
                                                             --------   --------
                                                               25,015     25,488
                                                             --------   --------
Income before amortization of goodwill and intangible
assets ..................................................       9,847     11,361
Amortization of goodwill and intangible assets ..........      20,025     17,230
                                                             --------   --------
   Loss from operations..................................     (10,178)    (5,869)
Interest expense, including amortization of deferred
financing costs .........................................      (8,837)    (8,642)
Loss on Investments .....................................          --       (129)
Other, net ..............................................          44       (138)
                                                             --------   --------
   Loss before income tax provision......................     (18,971)   (14,778)
Income tax provision ....................................         301         46
                                                             --------   --------
   Net loss..............................................    $(19,272)  $(14,824)
                                                             ========   ========


           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        WRC MEDIA INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the six months ended June 30
                                    Unaudited
                             (Dollars in thousands)


                                                               2000       2001
                                                             --------   --------
Sales, net ..............................................    $100,632   $100,894
Cost of goods sold ......................................      32,488     28,773
                                                             --------   --------
   Gross profit..........................................      68,144     72,121
Costs and expenses:
 Sales and marketing ....................................      22,884     25,127
 Research and development ...............................       4,140      2,450
 Distribution, circulation and fulfillment ..............       5,335      5,740
 Editorial ..............................................       4,905      5,606
 General and administrative .............................      13,914     13,248
 Depreciation ...........................................       1,295      1,606
                                                             --------   --------
                                                               52,473     53,777
                                                             --------   --------
Income before amortization of goodwill and intangible
  assets.................................................      15,671     18,344
Amortization of goodwill and intangible assets ..........      28,680     34,083
                                                             --------   --------
   Loss from operations..................................     (13,009)   (15,739)
Interest expense, including amortization of deferred
  financing costs........................................     (17,236)   (17,287)
Loss on Investments .....................................          --       (129)
Other, net ..............................................         100       (342)
                                                             --------   --------
   Loss before income tax provision......................     (30,145)   (33,497)
Income tax provision ....................................         751        280
                                                             --------   --------
   Net loss..............................................    $(30,896)  $(33,777)
                                                             ========   ========


           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        WRC MEDIA INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30
                                    Unaudited
                             (Dollars in thousands)

                                                               2000       2001
                                                             --------   --------
Cash flows from operating activities:
 Net loss ...............................................    $(30,896)  $(33,777)
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
   Depreciation and amortization.........................      29,975     35,689
   Loss on investments...................................          --        129
   Loss on disposition of marketable securities..........          --          3
   Interest expense-accretion of discounts...............         148        166
   Amortization of deferred financing fees...............         458        603
Changes in assets and liabilities:
 Increase in accounts receivable ........................      (6,011)   (13,579)
 Decrease in inventories ................................       1,126      1,293
 Decrease in prepaid expenses and other current assets ..         409      1,940
 Increase in goodwill and other intangibles .............     (12,390)    (5,575)
 Increase in other noncurrent assets ....................          --          3
 Decrease in accounts payable ...........................     (10,745)    (6,686)
 Increase in deferred revenue ...........................       4,193      7,977
 Increase (decrease) in accrued liabilities .............       2,480     (5,730)
                                                             --------   --------
   Net cash used in operating activities.................     (21,253)   (17,544)
                                                             --------   --------
Cash flows from investing activities:
 Purchase of acquired business ..........................          --    (18,286)
 Capital expenditures ...................................      (1,864)    (2,476)
 Investments ............................................          --     (1,621)
                                                             --------   --------
   Net cash used in investing activities.................      (1,864)   (22,383)
                                                             --------   --------
Cash flows from financing activities:
 Net proceeds from revolving line of credit .............      14,000     17,000
 Retirement of senior bank debt .........................      (1,275)    (2,083)
 Proceeds from term loans ...............................          --     10,000
 Proceeds from issuance of preferred stock ..............          --     13,750
 Proceeds from issuance of common stock .................          --      6,500
 Purchase of common stock subject to redemption .........          --        (10)
                                                             --------   --------
   Net cash provided by financing activities.............      12,725     45,157
                                                             --------   --------
Decrease in cash and cash equivalents ...................     (10,392)     5,230
Cash and cash equivalents, beginning of period ..........      15,521      2,968
                                                             --------   --------
Cash and cash equivalents, end of period ................    $  5,129   $  8,198
                                                             ========   ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest ...............    $ 15,726   $ 16,085
                                                             ========   ========
 Cash paid during the period for income taxes ...........    $    616   $    197
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

   On May 9, WRC entered into an Agreement and Plan of Merger with ChildU, Inc. ("ChildU"). Pursuant to the agreement, each issued share of ChildU's common and preferred stock not directly or indirectly owned by the ChildU was converted into a contingent right to receive a number of shares of WRC Media Inc. common stock. Following the merger, the WRC agreed to provide funding to ChildU for up to $5,871,907 of ChildU's existing or committed obligations and liabilities. Concurrent with the merger, WRC and all holders of ChildU's Group One Notes have entered into an exchange agreement pursuant to which WRC exchanged 162,500 shares of WRC Media common stock for all the outstanding Group One Notes. The Company issued $13.75 million of 18% Junior Participating Cumulative Convertible Preferred Stock, the proceeds of which will fund the operating losses of ChildU and WRC Media's investment in ThinkBox(TM) (see below). ChildU was incorporated on June 1, 1999 and is a leading provider of Internet-based educational services to both individual and institutional consumers.

   On May 18, 2001 WRC Media made a strategic investment in ThinkBox Inc., a leading creator of Internet-delivered education programs for the school and home markets. Key elements of the broad partnership include an investment by WRC in ThinkBox(TM), WRC's acquisition of distribution rights for ThinkBox(TM) programs to schools, and the licensing to ThinkBox(TM) of the Weekly Reader(R) brand names and content for use in its programs.

   The separate financial statements of the Subsidiary Guarantors have not been included because (i) the Subsidiary Guarantors constitute all of WRC's direct and indirect subsidiaries, (ii) the Subsidiary Guarantors have fully and unconditionally guaranteed the Company's obligations on a joint and several basis; (iii) WRC Media has limited operations and its ability to service its debt is dependent on the operations of its subsidiaries.

   All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

   In July 2001, a new accounting standard was promulgated whereby the Company will no longer amortize goodwill after December 31, 2001. Although the Company has not fully analyzed the effects of this promulgation, management expects the adoption of this promulgation to be favorable on the reported results of operations.

   The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

                        WRC MEDIA, INC. AND SUBSIDIARIES

                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


   The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year amounts in order to be consistent with the current year's presentation.

   These condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 2000. The operating results for the three- month and six-month periods ended June 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for a full year.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      December 31,     June 30,
                                                          2000           2001
                                                      -----------    -----------
                                                                     (Unaudited)
                      ASSETS
Current Assets:
 Cash ............................................     $   2,914      $   2,036
 Accounts receivable, net ........................        26,758         32,127
 Inventories, net ................................        14,124         12,296
 Due from related party, net .....................         4,632         11,138
 Prepaid expenses ................................         3,219          3,303
 Other current assets ............................        17,409         14,495
                                                       ---------      ---------
     Total current assets ........................        69,056         75,395
 Property and equipment, net .....................         5,729          7,212
 Goodwill, net ...................................       104,881        103,429
 Deferred financing costs, net ...................            --            963
 Identified intangible assets, net ...............        41,282         48,928
 Other assets ....................................            25             22
                                                       ---------      ---------
     Total assets ................................     $ 220,973      $ 235,949
                                                       =========      =========
        LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
 Accounts payable ................................     $  17,382      $  10,952
 Deferred revenue ................................        20,119         26,376
 Accrued expenses and other ......................        29,592         27,328
 Current portion of long-term debt ...............         4,488          5,396
                                                       ---------      ---------
     Total current liabilities ...................        71,581         70,052
Long-term debt ...................................       269,469        293,644
Commitments and contingencies
Redeemable preferred stock, plus accrued
   dividends......................................        88,528         95,656
Stockholders deficit:
 Common stock, ($.01 par value, 20,000,000 shares
   authorized; 2,830,000 shares issued)...........            28             28
 Class A non-voting common stock ($.01 par value,
   1,000,000 shares authorized, no shares issued
   or outstanding)................................            --             --
 Class B non-voting common stock ($.01 par value,
   1,000,000 shares authorized, no shares issued
   or outstanding)................................            --             --
 Additional paid-in capital ......................         9,133          9,133
 Due from parent .................................       (69,374)       (68,460)
 Accumulated deficit .............................      (148,392)      (164,104)
                                                       ---------      ---------
     Total stockholders deficit ..................       208,605       (223,403)
                                                       ---------      ---------
     Total liabilities and stockholders deficit ..     $ 220,973      $ 235,949
                                                       =========      =========


    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the three months ended June 30
                                    Unaudited
                             (Dollars in thousands)


                                                                2000       2001
                                                               -------   -------
Sales, net ................................................    $29,269   $30,709
Cost of goods sold ........................................      8,363     8,988
                                                               -------   -------
   Gross profit............................................     20,906    21,721
Costs and expenses:
 Marketing and selling ....................................      5,091     5,625
 Distribution, circulation and fulfillment ................      2,162     2,381
 Editorial ................................................      2,418     2,714
 General and administrative ...............................      4,899     4,218
 Depreciation .............................................        486       515
                                                               -------   -------
                                                                15,056    15,453
                                                               -------   -------
Income before amortization of goodwill and intangible
  assets...................................................      5,850     6,268
Amortization of goodwill and intangible assets ............      3,235     3,090
                                                               -------   -------
   Income from operations..................................      2,615     3,178
Other income (expense):
 Interest expense .........................................     (8,552)   (8,356)
 Other, net ...............................................         41        85
                                                               -------   -------
   Loss before income tax provision........................     (5,896)   (5,093)
Income tax provision ......................................        301        76
                                                               -------   -------
   Net loss................................................    $(6,197)  $(5,169)
                                                               =======   =======


           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the six months ended June 30
                                    Unaudited
                             (Dollars in thousands)


                                                               2000       2001
                                                             --------   --------
Sales, net ..............................................    $ 64,977   $ 66,291
Cost of goods sold ......................................      18,066     18,046
                                                             --------   --------
   Gross profit..........................................      46,911     48,245
Costs and expenses:
 Marketing and selling ..................................      11,007     12,421
 Distribution, circulation and fulfillment ..............       5,335      5,740
 Editorial ..............................................       4,905      5,606
 General and administrative .............................      10,148      9,495
 Depreciation ...........................................         960      1,006
                                                             --------   --------
                                                               32,355     34,268
                                                             --------   --------
Income before amortization of goodwill and intangible
  assets.................................................      14,556     13,977
Amortization of goodwill and intangible assets ..........       6,474      5,854
                                                             --------   --------
   Income from operations................................       8,082      8,123
Other income (expense):
 Interest expense .......................................     (16,780)   (16,717)
 Other, net .............................................          86        119
                                                             --------   --------
   Loss before income tax provision......................      (8,612)    (8,475)
Income tax provision ....................................         751        109
                                                             --------   --------
   Net loss..............................................    $ (9,363)  $ (8,584)
                                                             ========   ========


           The accompanying notes to condensed consolidated financial statements are an an integral part of these statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30
                                    Unaudited
                             (dollars in thousands)


                                                               2000       2001
                                                             --------   --------
Cash flows from operating activities:
 Net loss ...............................................    $ (9,363)  $ (8,584)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization.........................       7,434      6,860
   Amortization of deferred financing fees...............          --         30
   Loss on disposition of marketable securities..........          --          3
   Interest expense-accretion of discounts and stock.....         148        166
Changes in operating assets and liabilities:
 (Increase) decrease in Accounts receivable .............      (4,567)    (5,369)
 Inventories ............................................       1,239      1,828
 Prepaid expenses and other assets ......................      (5,131)    (2,746)
 Accounts payable .......................................     (10,912)    (6,430)
 Deferred revenue .......................................       8,195      6,257
 Accrued expenses and other liabilities .................         (89)    (2,781)
                                                             --------   --------
   Net cash used in operating activities:................     (13,046)   (10,766)
                                                             --------   --------
Cash flows from investing activities:
 Payments for businesses acquired .......................          --    (7,043)
 Capital expenditures ...................................        (457)   (2,394)
                                                             --------   --------
   Net cash used in investing activities.................        (457)   (9,437)
                                                             --------   --------
Cash flows from financing activities:
 Net proceeds from revolving line of credit .............      14,000     17,000
 Retirement of senior bank debt .........................      (1,275)    (2,083)
 Proceeds from term loans ...............................          --     10,000
 (Increase) decrease in due from parent, net ............      (8,857)       914
 (Increase) decrease in due from related party ..........         500     (6,506)
                                                             --------   --------
   Net cash provided by financing activities.............       4,368     19,325
                                                             --------   --------
Decrease in cash and cash equivalents ...................      (9,135)      (878)
Cash, beginning of period ...............................      14,143      2,914
                                                             --------   --------
Cash, end of period .....................................    $  5,008   $  2,036
                                                             ========   ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest ...............    $ 15,726   $ 16,085
                                                             ========   ========
 Cash paid during the period for income taxes ...........    $    600   $      3
                                                             ========   ========


           The accompanying notes to condensed consolidated financial statements are an an integral part of these statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


1. Organization and Description of Business Organization

   Weekly Reader Corporation ("WRC" or the "Company"), PRIMEDIA Reference, Inc. ("PRI") and American Guidance Services, Inc. ("American Guidance") were wholly owned subsidiaries of PRIMEDIA Inc. ("PRIMEDIA"). On August 13, 1999, PRIMEDIA entered into a Redemption, Stock Purchase and Recapitalization Agreement (as amended as of October 6, 1999, the "Recapitalization Agreement") with WRC Media Inc., formerly EAC II Inc. ("WRC Media"). The terms of the Recapitalization Agreement required that all of the outstanding capital stock of PRI and American Guidance be contributed to WRC prior to WRC Media's purchase of majority interest in WRC for a purchase price of $395,000. The presentation of these financial statements reflects the capital contribution made by PRIMEDIA to WRC of all the PRI and American Guidance shares at their historical carrying values. In addition, on October 5, 1999, the authorized capital of WRC was amended to consist of 20,000,000 shares of common stock, par value $.01/share, and WRC declared a 10,000-for-one stock split effective on October 5, 1999. On November 17, 1999 WRC Media completed its recapitalization of WRC. The consolidated financial statements include the accounts of WRC and its subsidiary, Lifetime Learning System, Inc. ("Lifetime Learning"), PRI and its subsidiaries, Funk & Wagnalls Yearbook Corporation and Gareth Stevens, Inc. ("Gareth Stevens"), and American Guidance and its subsidiary, AGS International Sales, Inc. (collectively referred to as "Weekly Reader"). As a result of the recapitalization, WRC owns 94.9% and PRIMEDIA 5.1% of the common stock of Weekly Reader. On November 17, 1999 PRI legally changed its name to World Almanac Education Group ("WAE"). On May 9, 2001 American Guidance acquired through a subsidiary all of the operating assets of Lindy Enterprises, Inc. The transaction was accounted for as an asset purchase. Lindy Enterprises develops curriculum-based skills assessment and test preparation products that correlate to national and state curriculum.

   All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

   In July 2001, a new accounting standard was promulgated whereby the Company will no longer amortize goodwill after December 31, 2001. Although the Company has not fully analyzed the effects of this promulgation, management expects the adoption of this promulgation to be favorable on the reported results of operations.

   The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

   The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year amounts in order to be consistent with the current year's presentation.

   These condensed consolidated financial statements should be read in conjunction with Weekly Reader Corporation and Subsidiaries annual financial statements and related notes for the year ended December 31, 2000. The operating results for the three-month and six-month periods ended June 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for a full year.

                             COMPASSLEARNING, INC.

                            CONDENSED BALANCE SHEETS
                             (dollars in thousands)


                                                      December 31,     June 30,
                                                          2000           2001
                                                      ------------   -----------
                                                                     (Unaudited)
                      ASSETS
Current Assets:
 Cash ............................................     $       54     $      175
 Accounts receivable, net ........................         15,410         23,613
 Inventories, net ................................            481          1,016
 Prepaid expenses ................................            233          1,072
                                                       ----------     ----------
    Total current assets .........................         16,178         25,876
Property and equipment, net ......................          2,376          1,870
Purchased software, net ..........................          4,709          3,780
Goodwill, net ....................................         21,424         19,489
Identified intangible assets, net ................         18,147         15,910
                                                       ----------     ----------
    Total assets .................................     $   62,834     $   66,925
                                                       ==========     ==========
        LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
 Accounts payable ................................     $    2,385     $    2,147
 Due to related party ............................          4,630         11,312
 Accrued expenses ................................          6,942          6,564
 Current portion of deferred revenue .............         16,336         17,796
 Current portion of long-term debt ...............          4,488          5,396
                                                       ----------     ----------
    Total current liabilities ....................         34,781         43,215
Deferred revenue, net of current portion .........          1,868          1,948
Long-term debt ...................................        269,469        293,644
Due to related party .............................          2,160          2,160
                                                       ----------     ----------
    Total liabilities ............................        308,278        340,967
Stockholders deficit:
 Preferred stock, ($.01 par value, 10,000,000
  shares authorized, no shares issued and
  outstanding)....................................             --             --
 Class A common stock, ($.01 par value, 20,000
  shares authorized, 10,000 shares issued and
  outstanding)....................................             --             --
 Additional paid-in capital ......................         31,316         31,316
 Accumulated deficit .............................        (59,240)       (76,034)
 Due from parent .................................       (217,520)      (229,324)
                                                       ----------     ----------
    Total stockholders deficit ...................       (245,444)      (274,042)
                                                       ----------     ----------
    Total liabilities and stockholders deficit ...     $   62,834     $   66,925
                                                       ==========     ==========


         The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

                             COMPASSLEARNING, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                       For the three months ended June 30
                                    Unaudited
                             (Dollars in thousands)


                                                                2000       2001
                                                               -------   -------
Sales, net ................................................    $21,127   $20,620
Cost of goods sold ........................................      7,174     5,540
                                                               -------   -------
    Gross profit ..........................................     13,953    15,080
Costs and expenses:
   Sales and marketing.....................................      5,966     6,564
   Research and development................................      2,095       819
   General and administrative..............................      1,722     1,682
   Depreciation............................................        175       296
                                                               -------   -------
                                                                 9,958     9,361
                                                               -------   -------
Income before amortization of goodwill and intangible
  assets...................................................      3,995     5,719
Amortization of goodwill and intangible assets ............      2,613     2,551
                                                               -------   -------
    Income from operations ................................      1,382     3,168
Other income (expense):
 Interest expense .........................................     (8,553)   (8,326)
 Other, net ...............................................          2        --
                                                               -------   -------
    Loss before income tax provision ......................     (7,169)   (5,158)
Income tax benefit ........................................         --       (42)
                                                               -------   -------
    Net loss ..............................................    $(7,169)  $(5,116)
                                                               =======   =======


           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                             COMPASSLEARNING, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                        For the six months ended June 30
                                    Unaudited
                             (Dollars in thousands)


                                                               2000       2001
                                                             --------   --------
Sales, net ..............................................    $ 35,654   $ 34,529
Cost of goods sold ......................................      14,421     10,701
                                                             --------   --------
    Gross profit ........................................      21,233     23,828
Costs and expenses:
 Sales and marketing ....................................      11,877     12,502
 Research and development ...............................       4,139      2,109
 General and administrative .............................       3,766      3,637
 Depreciation ...........................................         335        587
                                                             --------   --------
                                                               20,117     18,835
                                                             --------   --------
Income before amortization of goodwill and intangible
  assets.................................................       1,116      4,993
Amortization of goodwill and intangible assets ..........       5,216      5,101
                                                             --------   --------
    Loss from operations ................................      (4,100)      (108)
Other income (expense):
 Interest expense .......................................     (16,779)   (16,684)
 Other, net .............................................          13         --
                                                             --------   --------
    Loss before income tax provision ....................     (20,866)   (16,792)
Income tax provision ....................................          --          2
                                                             --------   --------
    Net loss ............................................    $(20,866)  $(16,794)
                                                             ========   ========


         The accompanying notes to condensed financial statements are an integral part of these statements.

                             COMPASSLEARNING, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30
                                    Unaudited
                             (Dollars in thousands)


                                                               2000       2001
                                                             --------   --------
Cash flows from operating activities:
 Net loss ...............................................    $(20,866)  $(16,794)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization .......................       5,551      5,688
    Interest expense-accretion of discounts and stock ...         147        166
Changes in assets and liabilities:
 Increase in accounts receivable ........................      (1,444)    (8,203)
 Increase in inventories ................................        (113)      (535)
 (Increase) decrease in prepaid expenses ................         798       (839)
 Increase (decrease) in accounts payable ................         167       (238)
 Increase (decrease) in deferred revenue ................      (4,002)     1,540
 Decrease in accrued expenses and other long-term
  liabilities............................................      (3,089)      (379)
                                                             --------   --------
    Net cash used in operating activities ...............      22,851     19,594
                                                             --------   --------
Cash flows from investing activities:
 Capital expenditures ...................................      (1,407)       (81)
                                                             --------   --------
    Net cash used in investing activities ...............      (1,407)       (81)
                                                             --------   --------
Cash flows from financing activities:
 Borrowings under revolving line of credit, net .........      14,000     17,000
 Retirement of senior bank debt .........................     (1,275)    (2,083)
 Proceeds from term loans ...............................          --     10,000
 Increase (decrease) in due to related party ............        (500)     6,682
 (Increase) decrease in due from parent, net ............      12,052    (11,803)
                                                             --------   --------
    Net cash provided by financing activities ...........      24,277     19,796
                                                             --------   --------
Change in Cash ..........................................          19        121
Cash, beginning of period ...............................         102         54
                                                             --------   --------
Cash, end of period .....................................    $    121   $    175
                                                             ========   ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest ...............    $ 15,726   $ 16,085
                                                             ========   ========
 Cash paid during the period for income taxes ...........    $     14   $     25
                                                             ========   ========


           The accompanying notes to condensed consolidated financial statements are an an integral part of these statements.

                             COMPASSLEARNING, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


1. ORGANIZATION AND DESCRIPTION OF BUSINESS ORGANIZATION

   CompassLearning, Inc. (formerly, JLC Learning Corporation and formerly EAC I Inc.) (the "Company") is a leading provider of technology-based educational programs to schools and school districts for kindergarten through twelfth grade. Prior to July 14, 1999, the Company's predecessor (the "Predecessor") was a wholly owned subsidiary of Software Systems Corporation ("SSC"), a wholly owned subsidiary of JLC Learning Holdings, Inc. ("Holdings").

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

   In July 2001, a new accounting standard was promulgated whereby the Company will no longer amortize goodwill after December 31, 2001. Although the Company has not fully analyzed the effects of this promulgation, management expects the adoption of this promulgation to be favorable on the reported results of operations.

   The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

   The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year amounts in order to be consistent with the current year's presentation.

   These condensed consolidated financial statements should be read in conjunction with CompassLearning, Inc.'s financial statements and related notes for the period ended December 31, 2000. The operating results for the three-month and six-month periods ended June 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for a full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion is intended to assist in understanding the financial condition as of June 30, 2001 of WRC Media Inc. ("WRC Media") and its subsidiaries and their results of operations for the three-month and six- month periods ended June 30, 2000 and 2001. You should read the following discussion in conjunction with the financial statements of WRC Media, Weekly Reader Corporation ("Weekly Reader") and CompassLearning, Inc. ("CompassLearning,") attached to this discussion and analysis. Unless the context otherwise requires, references to "Weekly Reader" herein are to Weekly Reader and its subsidiaries, including American Guidance Service, Inc. ("AGS" or "American Guidance") and World Almanac Education Group, Inc. ("World Almanac"). Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries after giving effect to the transactions related to the acquisition of CompassLearning and recapitalization of Weekly Reader effectuated on July 14, 1999 and November 17, 1999, respectively (the "Acquisition and Recapitalization"). This discussion and analysis contains forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward- looking statements are subject to risks, uncertainties and assumptions about us.

Results of Operations for the three months ended June 30, 2001--WRC Media Inc. and Subsidiaries

   The results of operations of WRC Media and its subsidiaries encompass the operations of Weekly Reader and its subsidiaries, including AGS and World Almanac, CompassLearning, and ChildU, Inc. ("ChildU"). Additionally, the acquisitions of Lindy Enterprises, Inc. ("Lindy") and ChildU were completed on May 9, 2001 and operating results for these acquisitions are included in WRC Media's results from May 9, 2001 forward. The results of operations of WRC Media and its subsidiaries should be read together with the separate discussions of the results of operations of Weekly Reader and CompassLearning.

   In analyzing WRC Media's results for the three months ended June 30, 2000 and 2001, respectively, the seasonal nature of WRC Media's business should be considered. As a result of seasonality, approximately 23% of WRC Media's publication and related service revenues usually result in its first quarter, 23% in its second quarter, and 54% in the third and fourth quarters combined. However, unlike this revenue stream, many of WRC Media's expenses are incurred evenly throughout the year.

   WRC Media analyzes its revenues, expenses and operating results on a percentage of sales basis. The following table sets forth, for the periods indicated, combined statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net sales.

                                                         Three Months Ended June 30
                                             ---------------------------------------------------
                                                     2000(a)                      2001
                                             ------------------------   ------------------------
                                             Amount    % of Net Sales   Amount    % of Net Sales
                                             ------    --------------   ------    --------------
                                                            (Dollars in millions)
Sales, net ...............................   $ 50.4        100.0%       $ 51.4        100.0%
Cost of goods sold .......................     15.5         30.8%         14.6         28.4%
                                             ------        -----        ------        -----
Gross profit .............................   $ 34.9         69.2%       $ 36.8         71.6%
Costs and expenses:
 Sales and marketing .....................     11.1         21.9%         12.4         24.1%
 Research and development ................      2.1          4.2%          1.2          2.3%
 Distribution, circulation and
  fulfillment.............................      2.2          4.4%          2.4          4.7%
 Editorial ...............................      2.4          4.8%          2.7          5.3%
 General and administrative ..............      6.6         13.1%          6.0         11.7%
 Depreciation ............................      0.7          1.4%          0.8          1.6%
                                             ------        -----        ------        -----
                                               25.1         49.8%         25.5         49.7%
                                             ------        -----        ------        -----
Income before amortization of goodwill
  and intangible assets, interest expense,
  income taxes and other, net.............      9.8         19.4%         11.3         21.9%
Amortization of goodwill and intangible
  assets..................................     20.0         39.6%         17.2         33.5%
                                             ------        -----        ------        -----
Loss from operations .....................    (10.2)       (20.2%)        (5.9)       (11.6%)
Interest expense, including amortization
  of deferred financing costs.............     (8.8)       (17.5%)        (8.7)       (16.9%)
Loss on investments ......................       --          0.0%         (0.1)        (0.2%)
Other, net ...............................       --          0.0%         (0.1)        (0.2%)
                                             ------        -----        ------        -----
Loss before income tax provision .........    (19.0)       (37.7%)       (14.8)       (28.9%)
Income tax provision .....................      0.3          0.6%          0.1         0.2%
                                             ------        -----        ------        -----
Net loss .................................   $(19.3)       (38.3%)      $(14.9)       (29.1%)
                                             ======        =====        ======        =====
 EBITDA(b) ...............................   $ 11.0         21.8%       $ 11.9         23.2%
                                             ======        =====        ======        =====

---------------
(a) Certain reclassifications have been made to the prior year in order to be consistent with current year presentation.
(b) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA for the three months ended June 30, 2000 excludes $0.4 million of non-recurring expenses related to changing CompassLearning's name from its predecessor's name. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

 Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

   Sales, net. For the three months ended June 30, 2001, net sales increased $1.0 million, or 2.0%, to $51.4 million from $50.4 million for the same period in 2000. This increase was primarily the result of a $0.8 million or 7.2% increase at WRC Media's World Almanac operating unit combined with a $0.4 million or 10.2% increase at Weekly Reader, partially offset by an anticipated decrease in de-emphasized business lines; primarily, planned attrition of low margin hardware sales at CompassLearning.

   Net revenue for the second quarter of 2001--excluding non-core business lines of hardware and Funk & Wagnalls Yearbooks, increased $2.4 million, or 5.0%, to $50.4 million from $48.0 million for the same period in 2000.

                                                                     Variance to
                                                                       Q2 2000
($000)                                          Q2        Q2      ----------------
Net Revenue                                    2000      2001        $         %
-----------                                  -------    -------   -------    -----
Weekly Reader ............................   $ 4,063    $ 4,476   $   413     10.2%
AGS ......................................    13,684     13,876       192      1.4%
World Almanac ............................    11,523     12,357       834      7.2%
Compass ..................................    21,127     20,620      (507)    (2.4%)
ChildU ...................................        --         74        74       --
                                             -------    -------   -------    -----
WRC Media--Consolidated ..................    50,397     51,403     1,006      2.0%
Non-core revenues ........................     2,386      1,005    (1,381)   (57.9%)
                                             -------    -------   -------    -----
WRC Media--Core business .................   $48,011    $50,398   $ 2,387      5.0%
                                             =======    =======   =======    =====


   At American Guidance Service, Inc., (AGS) sales increased $0.2 million, or 1.4%, to $13.9 million for the second quarter of 2001 from $13.7 million for the same period in 2000, primarily due to higher sales of curriculum products related to new revisions of textbooks and one month of sales attributable to the recently completed Lindy Enterprises, Inc. ("Lindy") acquisition. On May 9, 2001 American Guidance acquired all of the operating assets of Lindy. The transaction was accounted for as an asset purchase. Lindy develops curriculum- based skills assessment and test preparation products that correlate to national and state curriculum.

   At Weekly Reader Corporation, sales of $4.5 million for the second quarter of 2001 were $0.4 million or 10.2% greater than the same period in 2000 primarily attributable to $0.4 million in higher licensing revenue which represented a six fold increase in licensing revenue compared to the same period a year ago.

   At World Almanac Education Group, Inc., second quarter sales increased by $0.8 million, or 7.2%, to $12.3 million from $11.5 million for the same period in 2000, primarily as a result of continued strength of World Almanac's Facts On File News Services (FOFN) division. At FOFN, the second quarter of 2001 revenue of $2.2 million was $0.6 million or 36.7% greater than the second quarter of 2000 driven by significant growth at the division's FACTS.com Internet news service. For the second quarter of 2001, revenue from World Almanac's FACTS.com website--the web authority of fully integrated, highly respected research and reference materials--grew an impressive 69.8% compared to the same period in 2000, offsetting slowness in sales of children's library books at World Almanac's Gareth Stevens division caused by a slowing economy and softness in the library marketplace. This 2001 growth follows 2000 results in which FACTS.com revenues increased from $390 thousand in 1999 to $1.6 million in 2000--or 311%.

   At CompassLearning, total revenue decreased $0.5 million, or 2.4%, to $20.6 million for the second quarter of 2001 from $21.1 million for the same period in 2000, primarily as a result of the planned attrition of low margin, non- core hardware sales, combined with a decrease in professional development and technical support revenues which was partially offset by higher margin software sales. Core revenue for the second quarter of 2001, excluding the planned attrition of hardware sales, increased $1.0 million, or 5.2%, to $19.9 million from $18.9 million for the same period in 2000. New software sales for the second quarter of 2001 increased significantly by $1.8 million or 14.9% to $13.7 million from $11.9 million for the same period in 2000 (see analysis below).


                                                                                   (in 000's)
                                                                      -------------------------------------
                                                                                               Variance
                                                                                            ---------------
Analysis of Revenue for the three months ending June 30,                2000      2001        $         %
--------------------------------------------------------              -------    -------   -------    -----
 Software .........................................................   $11,948    $13,734   $ 1,786     14.9%
 Professional Development .........................................     2,753      2,350      (403)   (14.6%)
 Technical Support ................................................     4,212      3,807      (405)    (9.6%)
 Hardware .........................................................     2,214        729    (1,485)   (67.1%)
                                                                      -------    -------   -------    -----
   Total Revenue, net .............................................    21,127     20,620      (507)    (2.4%)
 Less: Non-core Hardware revenue ..................................     2,214        729    (1,485)   (67.1%)
                                                                      -------    -------   -------    -----
   Core revenue ...................................................   $18,913    $19,891   $   978      5.2%
                                                                      =======    =======   =======    =====


   Gross profit. For the three months ended June 30, 2001, gross profit increased by $1.9 million, or 5.4%, to $36.8 million from $34.9 million for the same period in 2000. This increase was due to an increase in gross profit at CompassLearning of $1.1 million, or 8.1%, to $ 15.1 million for the three months ended June 30, 2001 from $14.0 million for the same period in 2000 combined with an increase in gross profit at Weekly Reader of $0.8 million, or 3.9%, to $21.7 million for the three months ended June 30, 2001 from $20.9 million for the same period in 2000. The increase in gross profit at Weekly Reader was a result of
(1) an increase in gross profit at American Guidance of $0.4 million, or 4.1%, to $10.5 million for the three months ended June 30, 2001 from $10.1 million for the same period in 2000 primarily due to the increased sales described above;
(2) an increase in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $0.1 million, or 4.0%, to $3.3 million for the three months ended June 30, 2001 from $3.2 million for the same period in 2000 due to $0.4 million of increased sales; (3)an increase in gross profit at World Almanac of $0.3 million, or 3.6 % to $7.9 million for the three months ended June 30, 2001 from $7.6 million for the same period in 2000 due to the $0.8 million increase in sales described above. CompassLearning gross profit increased $1.1 million, or 8.1%, for the second quarter of 2001 compared to the same period in 2000, primarily due to the increased revenues from high margin software. CompassLearning's gross profit margin improved to 73.3% for the second quarter--from 66.4% for the same period in 2000 as a result of the change in sales mix. For the three months ended June 30, 2001 CompassLearning's higher margin software business represented 66.6% as a percentage of total revenues compared to 56.6% as a percentage of total revenues for the same period in 2000. At CompassLearning, it is our strategy to grow our core business, which is the high margin electronic courseware business and the related professional development services that emanate from that business, and continue to de-emphasize the significantly lower margin hardware revenues, as well as the technical support service revenue streams which have a declining service life cycle.

   WRC Media's gross profit as a percentage of sales increased to 71.6% for the three months ended June 30, 2001 from 69.2% for the same period in 2000, primarily due to change in sales mix previously noted.

   Costs and expenses. For the three months ended June 30, 2001, costs and expenses increased by $0.4 million, or 1.6%, to $25.5 million from $25.1 million for the same period in 2000. This was primarily attributable to increased sales and marketing expenses of $1.3 million for the three months ended June 30, 2001, or 12.1%, to $12.4 million from $11.1 million for the same period in 2000 partially offset by a decrease in research and development expenses of $0.9 million, or 42.9%, to $1.2 million for the three months ended June 30, 2001 from $2.1 million for the same period in 2000.

   Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the three months ended June 30, 2001, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased by $1.5 million, or 15.3%, to $11.3 million from $9.8 million for the same period in 2000, and as a percentage of sales increased to 21.9% from 19.4% for the same period in 2000. This increase was primarily due to the increase in gross profit described above, partially offset by the increase in sales and marketing expense, also described above.

   Amortization of goodwill and intangible assets. For the three months ended June 30, 2001, amortization of goodwill and intangible assets decreased by $2.8 million, or 14.0%, to $17.2 million from $20.0 million for the same period in 2000. This decrease was primarily due to a decrease in amortization of a non-compete agreement, which ends in November 2001.

   Loss from operations. For the three months ended June 30, 2001, loss from operations decreased $4.3 million, or 42.2%, to $5.9 million from $10.2 million for the same period in 2000. This decrease was primarily due to higher income before amortization of goodwill and intangible assets of $1.5 million combined with lower amortization of goodwill and intangible assets of $2.8 million described above.

   Interest expense, including amortization of deferred financing costs. For the three months ended June 30, 2001, interest expense decreased by $0.1 million, or 1.1%, to $8.7 million from $8.8 million for the same period in 2000 and interest expense as a percentage of sales decreased to 16.9% from 17.5% for the same period in 2000. Interest expense for the three months ended June 30, 2001 and 2000 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization and the acquisition of Lindy on May 9, 2001.

   Loss on investments and Other, net. For the three months ended June 30, 2001, loss on investments and other, net decreased $0.2 million to an expense of $0.2 million from $0.0 million for the same period in 2000. This decrease was primarily due to a $0.1 million loss on investments recognized during the three-month period and a management fee incurred from a shareholder, which was not charged in 2000.

   Income tax provision. For the three months ended June 30, 2001, provision for income taxes decreased by $0.2 million or 66.7% due to an income tax provision of $0.1 million down from a provision for income taxes of $0.3 million for the same period in 2000.

   Net loss. For the three months ended June 30, 2001, net loss decreased by $4.4 million, or 22.8%, to $14.9 million from $19.3 million for the same period in 2000 primarily as a result of the lower loss from operations of $4.3 million described above. Net loss as a percentage of net sales decreased to negative 29.1% for the three months ended June 30, 2001 from negative 38.3% for the same period in 2000.

   EBITDA. For the three months ended June 30, 2001, EBITDA increased $0.9 million, or 8.2%, to $11.9 million from $11.0 million for the same period in 2000. This increase is primarily attributable to $1.9 million of greater gross profit for the first quarter of this year compared to the same period in 2000, partially offset by $1.3 million of higher sales and marketing expenses. As discussed above, CompassLearning contributed $1.1 million of the $1.9 million higher gross profit in the quarter resulting from higher software sales.

Results of Operations for the three months ended June 30, 2001--Weekly Reader Corporation and Subsidiaries

   The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.

                                                         Three Months Ended June 30
                                             ---------------------------------------------------
                                                       2000                       2001
                                             ------------------------   ------------------------
                                             Amount    % of Net Sales   Amount    % of Net Sales
                                             ------    --------------   ------    --------------
                                                            (Dollars in millions)
Sales, net ...............................    $29.3        100.0%        $30.7        100.0%
Cost of goods sold .......................      8.4         28.7%          9.0         29.3%
                                              -----        -----         -----        -----
Gross profit .............................    $20.9         71.3%        $21.7         70.7%
Costs and expenses:
 Sales and marketing .....................      5.1         17.4%          5.6         18.2%
 Distribution, circulation and
  fulfillment.............................      2.2          7.5%          2.4          7.8%
 Editorial ...............................      2.4          8.2%          2.7          8.8%
 General and administrative ..............      4.9         16.7%          4.2         13.7%
 Depreciation ............................      0.5          1.7%          0.5          1.6%
                                              -----        -----         -----        -----
                                               15.1         51.5%         15.4         50.1%
                                              -----        -----         -----        -----
Income before amortization of goodwill
  and intangible assets, interest expense,
  income taxes and other, net.............      5.8         19.8%          6.3         20.6%
Amortization of goodwill and intangible
  assets..................................      3.2         10.9%          3.1         10.1%
                                              -----        -----         -----        -----
Income from operations ...................      2.6          8.9%          3.2         10.5%
Interest Expense .........................     (8.6)       (29.3%)        (8.4)       (27.4%)
Other, net ...............................      0.1          0.3%          0.1          0.3%
                                              -----        -----         -----        -----
Loss before income tax provision .........     (5.9)       (20.1%)        (5.1)       (16.6%)
Income tax provision .....................      0.3          1.0%          0.1          0.3%
                                              -----        -----         -----        -----
Net loss .................................    $ 6.2         21.1%        $ 5.2         16.9%
                                              =====        =====         =====        =====
   EBITDA(a) .............................    $ 6.4         21.8%        $ 6.9         22.5%
                                              =====        =====         =====        =====

---------------
(a) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader Corporation's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

 Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

   Sales, net. For the three months ended June 30, 2001, net sales increased $1.4 million, or 4.8%, to $30.7 million from $29.3 million for the same period in 2000. This increase in sales was primarily the result of a $0.8 million or 7.2% increase at World Almanac combined with a $0.4 million or 10.2% increase at Weekly Reader not including AGS and World Almanac.

   At AGS sales increased $0.2 million, or 1.4%, to $13.9 million for the second quarter of 2001 from $13.7 million for the same period in 2000, primarily due to higher sales of curriculum products related to new revisions of textbooks and one month of sales attributable to the recently completed Lindy acquisition.

   At Weekly Reader, not including AGS and World Almanac, sales of $4.5 million for the second quarter of 2001 were $0.4 million or 10.2% greater than the same period in 2000 primarily attributable to $0.4 million in higher licensing revenue which represented a six fold increase in licensing revenue compared to the same period a year ago.

   At World Almanac, second quarter sales increased by $0.8 million, or 7.2%, to $12.3 million from $11.5 million for the same period in 2000, primarily as a result of continued strength of World Almanac's Facts On File News Services
(FOFN) division. At FOFN, the second quarter of 2001 revenue of $2.2 million was $0.6 million or 36.7% greater than the second quarter of 2000 driven by significant growth at the division's FACTS.com Internet news service. For the second quarter of 2001, revenue from World Almanac's FACTS.com website--the web authority of fully integrated, highly respected research and reference materials--grew an impressive 69.8% compared to the same period in 2000, offsetting slowness in sales of children's library books at World Almanac's Gareth Stevens division caused by a slowing economy and softness in the library marketplace. This 2001 growth follows 2000 results in which FACTS.com revenues increased from $390 thousand in 1999 to $1.6 million in 2000--or 311%.

   Gross profit. For the three months ended June 30, 2001, gross profit increased by $0.8 million, or 3.8%, to $21.7 million from $20.9 million for the same period in 2000. The increase in gross profit at Weekly Reader was a result of (1) an increase in gross profit at American Guidance of $0.4 million, or 4.1%, to $10.5 million for the three months ended June 30, 2001 from $10.1 million for the same period in 2000 primarily driven by the increased sales described above and sale mix; (2) an increase in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $0.1 million, or 4.0%, to $3.3 million for the three months ended June 30, 2001 from $3.2 million for the same period in 2000 due to increased sales described above partially offset by a lower contribution margin on licensing revenue; 3) an increase in gross profit at World Almanac of $0.3 million, or 3.6%, to $7.9 million for the three months ended June 30, 2001 from $7.6 million for the same period in 2000 primarily driven by the increased sales described above. Gross profit as a percentage of sales decreased slightly to 70.7% for the three months ended June 30, 2000 from 71.3% for the same period in 2000.

   Costs and expenses. For the three months ended June 30, 2001, costs and expenses increased by $0.3 million, or 2.0%, to $15.4 million for the three months ended June 30, 2001 from $15.1 million for the same period in 2000 primarily due to an increase in sales and marketing expenses of $0.5 million. In the second quarter ended June 30, 2001 at AGS, sales and marketing expense increased $0.3 million, or 12.2%, to $2.9 million for the three months ended June 30, 2001 from $2.6 million in the prior year primarily due to costs and expenses incurred related to the launch of Lindy products subsequent to the acquisition on May 9, 2001. Costs and expenses as a percentage of sales decreased to 50.1% for the three months ended June 30, 2001 from 51.5% for the same period in 2000.

   Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the three months ended June 30, 2001, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased by $0.5 million, or 8.6%, to $6.3 million from $5.8 million for the same period in 2000 and, as a percentage of sales, increased to 20.6% from 19.8% for the same period in 2000. This increase was primarily due to the factors described above.

   Amortization of goodwill and intangible assets. For the three months ended June 30, 2001, amortization of goodwill and intangible assets decreased by $0.1 million, or 3.1%, to $3.1 million from $3.2 million for the same period in 2000. This decrease was primarily due to intangible assets with lower amortization schedules in the later part of their lives, and intangible assets that have been fully amortized.

   Income from operations. For the three months ended June 30, 2001, income from operations increased by $0.6 million, or 23.1%, to $3.2 million from $2.6 million for the same period in 2000 and, income from operations as a percentage of sales improved to 10.5% from 8.9% for the same period in 2000. This increase was primarily due to the factors described above.

   Interest expense. For the three months ended June 30, 2001, interest expense decreased by $0.2 million, or 2.3%, to $8.4 million from $8.6 million for the same period in 2000 and interest expense as a percentage of sales decreased to 27.4% from 29.3% for the same period in 2000. The interest expense for the three months ended June 30, 2001 and 2000 relates to debt associated with the Acquisition and Recapitalization, and the acquisition of Lindy on May 9, 2001. Since Weekly Reader is jointly and severally liable for that debt, the interest expense related to that debt is reflected in the financial statements of Weekly Reader.

   Income tax provision (benefit). For the three months ended June 30, 2001, provision for income taxes decreased by $0.2 million or 66.7% to $0.1 from a provision for income taxes of $0.3 million for the same period in 2000.

   Net loss. For the three months ended June 30, 2001, net loss decreased by $1.0 million, or 16.1%, to $5.2 million from $6.2 million for the same period in 2000. Net loss as a percentage of net sales decreased to 16.9% for the three months ended June 30, 2001 from 21.1% for the same period in 2000. This decrease was primarily due to the factors described above.

   EBITDA. For the three months ended June 30, 2001, EBITDA increased $0.5 million, or 7.8%, to $6.9 million from $6.4 million for the same period in 2000. This increase is primarily attributable to $0.8 million of increased gross profit driven by higher sales, partially offset by $0.3 million higher costs and expenses for the three months ended June 30, 2001 compared to the same period in 2000.

Results of Operations for the three months ended June 30, 2001--
CompassLearning, Inc.

   The following table sets forth, for the periods indicated, statement of operations data for CompassLearning, expressed in millions of dollars and as a percentage of net revenue.

                                                         Three Months Ended June 30
                                             ---------------------------------------------------
                                                       2000                       2001
                                             ------------------------    -----------------------
                                             Amount    % of Net Sales   Amount    % of Net Sales
                                             ------    --------------   ------    --------------
                                                            (Dollars in millions)
Revenue, net .............................    $21.1        100.0%        $20.6        100.0%
Cost of goods sold .......................      7.1         33.6%          5.5         26.7%
                                              -----        -----         -----        -----
Gross profit .............................    $14.0         66.4%        $15.1         73.3%
Costs and expenses:
 Sales and marketing .....................      6.0         28.4%          6.6         32.0%
 Research and development ................      2.1         10.0%          0.8          3.9%
 General and administrative ..............      1.7          8.0%          1.7          8.3%
 Depreciation ............................      0.2          0.9%          0.3          1.5%
                                              -----        -----         -----        -----
                                               10.0         47.4%          9.4         45.7%
                                              -----        -----         -----        -----
Income before amortization of goodwill
  and intangible assets, interest expense,
  income taxes and other, net.............      4.0         19.0%          5.7         27.6%
Amortization of goodwill and intangible
  assets..................................      2.6         12.3%          2.5         12.1%
                                              -----        -----         -----        -----
Income from operations ...................      1.4          6.7%          3.2         15.5%
Interest expense .........................     (8.6)       (40.8%)        (8.3)       (40.3%)
                                              -----        -----         -----        -----
Other, net ...............................       --           --            --           --
                                              -----        -----         -----        -----
Loss before income tax provision .........     (7.2)       (34.1%)        (5.1)       (24.8%)
Income tax provision .....................       --           --            --           --
                                              -----        -----         -----        -----
Net loss .................................      7.2        (34.1%)        (5.1)       (24.8%)
                                              =====        =====         =====        =====
   EBITDA(b) .............................    $ 4.6         21.8%        $ 6.0         29.1%
                                              =====        =====         =====        =====

---------------
(a) Certain reclassifications have been made to the prior year in order to be consistent with current year presentation . (b) EBITDA is defined as income
    (loss) before interest expense, income taxes, depreciation and amortization. EBITDA for the three months ended June 30, 2000 excludes $0.4 million of non-recurring expenses related to changing CompassLearning's name from its predecessor's name. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate W RC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

 Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

   Revenue, net. For the three months ended June 30, 2001, net revenue decreased $0.5 million, or 2.4%, to $20.6 million from $21.1 million for the same period in 2000. This decrease was due to (1) a planned decrease in hardware revenue of $1.5 million, or 67.1%, to $0.7 million for the period ended June 30, 2001 from $2.2 million in 2000, (2) a decrease in service revenue from technical support (of older software) of $0.4 million, or 9.6%, to $3.8 million for the period ended June 30, 2001 from $4.2 million in 2000 primarily as a result of lower service contract renewal sales, and (3) a decrease in service revenue from professional development services of $0.4 million or 14.6% to $2.4 million for the period ended June 30, 2001 from $2.8 million in 2000 offset by an increase in software revenue of $1.8 million, or 14.9%, to $13.7 million for the period ended June 30, 2001 from $11.9 million in 2000 primarily as a result of higher market coverage with a more seasoned sales force, customers accelerating buying decisions in order to be ready for summer sessions, and reduced market confusion as a result of numerous smaller startup companies exiting the marketplace due to poor sales performance or loss of additional financing.

                                                          (in 000's)
                                              ------------------------------------
                                                                        Variance
                                                                   ---------------
Analysis of Revenue for the three months
  ending June 30,                              2000      2001        $         %
                                             -------    -------   -------    -----
Software .................................   $11,948    $13,734   $ 1,786     14.9%
Professional Development .................     2,753      2,350      (403)   (14.6%)
Technical Support ........................     4,212      3,807      (405)    (9.6%)
Hardware .................................     2,214        729    (1,485)   (67.1%)
                                             -------    -------   -------    -----
   Total Revenue, net ....................    21,127     20,620      (507)    (2.4%)
Less: Non-core Hardware revenue ..........     2,214        729    (1,485)   (67.1%)
                                             -------    -------   -------    -----
   Core revenue ..........................   $18,913    $19,891   $   978      5.2%
                                             =======    =======   =======    =====

---------------
(a) CompassLearning's hardware business revenues are generally derived from reselling hardware to customers who request that CompassLearning provide a package of software and hardware. In prior years, CompassLearning offered hardware to customers as a wholesaler of private label and other products. However, because of the less profitable nature of the business compared to CompassLearning's other businesses and to reduce the need for inventory and the risk of technological change rendering inventory obsolete, CompassLearning began discontinuing its wholesale hardware business in the mid 1990's. Currently, CompassLearning has arrangements with Apple, IBM, Compaq, Gateway, and Dell computers in order to accommodate requests by customers for complete hardware and software solutions.

   It is our strategy to grow our core business, which is the electronic courseware and the related professional development services of training our customers in implementing that electronic courseware most efficiently. Revenue from these sources increased $1.0 million or 5.2% to $19.9 million for the period ended June 30, 2001 compared to $18.9 million in 2000.

   Gross profit. For the three months ended June 30, 2001, gross profit increased $1.1 million, or 7.5%, to $15.1 million from $14.0 million in 2000 primarily due to higher software revenue. Gross profit as a percent of revenue increased to 73.3% from 66.4% for the same period in 2000.

   Costs and expenses. For the three months ended June 30, 2001, costs and expenses decreased $0.6 million, or 6.3%, to $9.4 million from $10.0 million in 2000, and costs and expenses as a percentage of revenue decreased to 45.7% from 47.4% in 2000. The decrease was primarily due to a $1.3 million decrease in research and development expense offset by $0.6 million increase in sales and marketing expense and $0.1 million increase in depreciation expense.

   Sales and marketing expense increased $0.6 million or 10.0%, to $6.6 million from $6.0 million and as a percentage of revenue increased to 32.0% from 28.4% in 2000. Changes included a $0.3 million increase in commissions related to higher software sales, $0.5 million increase in outside services, and a $0.1 million increase in other operating expenses, offset by a $0.3 million decrease in compensation and recruiting expense.

   Research and development expense decreased $1.3 million, or 61.9%, to $0.8 million from $2.1 million and as a percentage of revenue decreased to 3.9% from 10.0% in 2000. The decrease was primarily due to a decrease in expenses resulting from a change in the company strategy to exit LAN/WAN software development to pursue new worldwide web strategies.

   Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the three months ended June 30, 2001, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased $1.7 million, or 43.3%, to $5.7 million from $4.0 million in 2000 and, as a percentage of net revenue, increased to 27.6% from 19.0% in 2000, primarily due to the factors described above.

   Amortization of goodwill and intangible assets. For the three months ended June 30, 2001, amortization of goodwill and intangible assets decreased $0.1 million or 3.8% to $2.5 million from $2.6 million for the same period in 2000.

   Income from operations. For the three months ended June 30, 2001, income from operations increased $1.8 million, or 128.6%, to $3.2 million from $1.4 million for the same period in 2000, and income from operations as a percentage of net revenue increased to 15.5% from 6.7% for the same period in 2000. These increases were primarily due to the factors described above.

   Interest expense. For the three months ended June 30, 2001, interest expense decreased $0.3 million, or 3.5%, to $8.3 million from $8.6 million in 2000. CompassLearning is jointly and severally liable for debt associated with the Acquisition and Recapitalization and the acquisition of Lindy on May 9, 2001. Therefore, the interest expense related to that debt is reflected in the financial statements of CompassLearning.

   Net loss. For the three months ended June 30, 2001, net loss decreased $2.1 million, or 29.2%, to $5.1 million from $7.2 million in 2000, and net loss as a percentage of net revenue decreased to a negative 24.8% from a negative 34.1% in 2000, primarily due to the factors described above.

   EBITDA. For the three months ended June 30, 2001, EBITDA increased $1.4 million, or 30.4%, to $6.0 million from $4.6 million for the same period in 2000. This increase is primarily attributable to $1.1 million of greater gross profit for the second quarter of 2001 compared to the same period in 2000, combined with $1.3 million of lower research and development expenses, partially offset by $0.6 million of higher sales and marketing expenses. Sales mix, in part, explained the higher operating income (measured in terms of EBITDA) at CompassLearning for the second quarter ended June 30, 2001 versus 2000.

Results of Operations for the six months ended June 30, 2001--WRC Media Inc. and Subsidiaries

   The following table sets forth, for the periods indicated, combined statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net sales.


                                                                     Six Months Ended June 30
                                                        --------------------------------------------------
                                                                2000(a)                     2001
                                                        -----------------------    -----------------------
                                                        Amount   % of Net Sales    Amount   % of Net Sales
                                                        ------   --------------    ------   --------------
                                                                      (Dollars in millions)
Sales, net..........................................    $100.6        100.0%       $100.9        100.0%
Cost of goods sold..................................      32.5         32.3%         28.8         28.5%
                                                        ------        -----        ------        -----
Gross profit........................................    $ 68.1         67.7%       $ 72.1         71.5%
Costs and expenses:
 Sales and marketing ...............................      22.9         22.8%         25.1         24.9%
 Research and development ..........................       4.1          4.1%          2.5          2.5%
 Distribution, circulation and fulfillment .........       5.3          5.3%          5.7          5.6%
 Editorial .........................................       4.9          4.9%          5.6          5.6%
 General and administrative ........................      13.9         13.8%         13.3         13.2%
 Depreciation ......................................       1.3          1.3%          1.6          1.6%
                                                        ------        -----        ------        -----
                                                          52.4         52.2%         53.8         53.4%
                                                        ------        -----        ------        -----
Income before amortization of goodwill and
  intangible assets, interest expense, income taxes
  and other, net....................................      15.7         15.5%         18.3         18.1%
Amortization of goodwill and intangible assets......      28.7         28.5%         34.1         33.8%
                                                        ------        -----        ------        -----
Loss from operations................................     (13.0)       (13.0%)       (15.8)       (15.7%)
Interest expense, including amortization of deferred
  financing costs...................................     (17.2)       (17.1%)       (17.3)       (17.1%)
Loss on investments.................................        --          0.0%         (0.1)        (0.1%)
Other, net..........................................       0.1          0.1%         (0.3)        (0.3%)
                                                        ------        -----        ------        -----
Loss before income tax provision....................     (30.1)       (30.0%)       (33.5)       (33.2%)
 Income tax provision...............................       0.8          0.8%          0.3          0.3%
                                                        ------        -----        ------        -----
Net loss............................................    $ 30.9         30.8%       $ 33.8        (33.5%)
                                                        ======        =====        ======        =====
 EBITDA(b) .........................................    $ 17.5         17.4%       $ 19.5         19.3%
                                                        ======        =====        ======        =====

---------------
(a) Certain reclassifications have been made to the prior year in order to be consistent with current year presentation .
(b) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA for the six months ended June 30, 2000 excludes $0.4 million of non-recurring expenses related to changing Compass Leaming's name from its predecessor's name. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate W RC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

   Sales, net. For the six months ended June 30, 2001, net sales increased $0.3 million, or 0.3%, to $100.9 million from $100.6 million for the same period in 2000. This increase was primarily due to a increase in sales at Weekly Reader of $1.3 million, or 2.0%, to $66.3 million for the six months ended June 30, 2001 from $65.0 million for the same period in 2000 combined with $0.1 million of sales recorded by ChildU for the period of WRC Media ownership, May 9, 2001 through June 30, 2001, partially offset by a decrease in sales at CompassLearning of $1.1 million, or 3.1%, to $34.5 million for the six months ended June 30, 2001 from $35.6 million for the same period in 2000. The increase in sales at Weekly Reader was the result of (1) an increase in sales at AGS of $0.4 million, or 1.4%, to $26.0 million for the six months ended June 30, 2001 from $25.6 million for the same period in 2000 as a result of increases in sales of our curriculum products, primarily textbooks; (2) an increase in sales at World Almanac of $0.6 million, or 2.3%, to $25.4 million from $24.8 million for the same period in 2000, as a result of higher sales at Facts On File News Services and WAE Library Services partially offset by lower sales at Gareth Stevens. The higher sales at Facts On File are driven by higher licensing revenue as well as higher revenue from the Facts.com product. The higher sales at WAE Library Services are driven by higher sales from its telemarketing and web site channels. The lower sales at Gareth Stevens are driven by lower sales in its telemarketing and wholesale channels. Excluding Funk & Wagnalls, net sales increased by $0.8 million, or 3.5% to $23.6 million from $22.8 million in 2000. World Almanac is no longer soliciting new subscribers for its Yearbooks since the print edition of the Funk & Wagnalls Encyclopedia was discontinued. Accordingly, Funk & Wagnalls sales of Yearbooks are naturally declining year-over-year, as it is entirely dependent upon sales orders from existing customers via renewals; and (3) an increase in sales at Weekly Reader, not including World Almanac and American Guidance, of $0.4 million, or 2.6% to $14.9 million from $14.5 million for the same period in 2000. This increase was primarily attributable to higher elementary periodical revenue, $0.2 million; higher secondary periodical revenue, $0.3 million; higher licensing revenue, $0.4 million; partially offset by lower Lifetime Learning Systems revenue due to the timing of shipments, $0.5 million. The higher secondary periodical revenue is primarily due to higher Teen Newsweek revenue, $0.2 million.

   At CompassLearning, net revenue decreased $1.1 million, or 3.1% for the six months ended June 30, 2001, to $34.5 million from $35.6 million for the same period in 2000. This decrease was due to (1) a planned decrease in hardware revenue of $3.3 million, or 67.3%, to $1.6 million for the six months ended June 30, 2001 from $4.9 million for the same period in 2000, (2) a decrease in service revenue from technical support (of older software) of $1.1 million, or 12.9%, to $7.4 million for the six months ended June 30, 2001 from $8.5 million for the same period in 2000 primarily as a result of lower service contract renewal sales, and (3) a decrease in service revenue from professional development services of $0.6 million or 11.1% to $4.8 million for the six months ended June 30, 2001 from $5.4 million for the same period in 2000, offset by an increase in software revenue of $3.9 million, or 23.2%, to $20.7 million for the six months ended June 30, 2001 from $16.8 million for the same period in 2000 primarily as a result of higher market coverage with a more seasoned sales force, customers accelerating buying decisions in order to be ready for summer sessions, and reduced market confusion as a result of many smaller startup companies exiting the marketplace due to poor sales performance or loss of additional financing.

   Net revenue for the six months ended June 30, 2001--excluding de-emphasized non-core business lines of hardware and Funk & Wagnalls Yearbooks increased $3.8 million, or 4.1%, to $97.5 million from $93.7 million for the same period in 2000, shown in the following table:


                                                                                 Variance to
                                                                                    2000
($000)                                                                         ---------------
Net revenue for the six months ending June 30,            2000       2001         $        %
----------------------------------------------          --------   --------    -------   -----
Weekly Reader.......................................    $ 14,522   $ 14,897    $   375     2.6%
AGS.................................................      25,624     25,995        371     1.4%
World Almanac.......................................      24,831     25,399        568     2.3%
Compass.............................................      35,654     34,529     (1,125)   (3.2%)
ChildU..............................................          --         74         74      --
                                                        --------   --------    -------   -----
WRC Media--Consolidated.............................     100,631    100,894        263     0.3%
Non-core revenues...................................       6,922      3,389     (3,533)  (51.0%)
                                                        --------   --------    -------   -----
WRCMedia-Corebusiness...............................    $ 93,709   $ 97,505    $ 3,796     4.1%
                                                        ========   ========    =======   =====


   Gross profit. For the six months ended June 30, 2001, gross profit increased by $4.0 million, or 5.9%, to $72.1 million from $68.1 million for the same period in 2000. This increase was due to an increase in gross profit at CompassLearning of $2.6 million, or 12.3%, to $23.8 million from $21.2 million in 2000 primarily due to higher software revenue. Gross profit as a percent of revenue at CompassLearning increased to 69.0% from 59.6% for the same period in 2000. This increase combined with an increase in gross profit at Weekly Reader of $1.4 million, or 3.0%, to $48.3 million for the six months ended June 30, 2001 from $46.9 million for the same period in 2000. The increase in gross profit at Weekly Reader was a result of (1) an increase in gross profit at American Guidance of $0.8 million, or 4.3%, to $19.4 million for the six months ended June 30, 2001 from $18.6 million for the same period in 2000 primarily due a change in sales mix resulting in a higher gross profit margin combined with the increased sales described above; (2) an increase in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $0.2 million, or 1.8%, to $12.0 million for the six months ended June 30, 2001 from $11.8 million for the same period in 2000 due to higher sales described above; and (3) an increase in gross profit at World Almanac of $0.3 million, or 2.0 % to $16.8 million for the six months ended June 30, 2001 from $16.5 million for the same period in 2000 due to higher sales described above.

   WRC Media's gross profit as a percentage of sales increased to 71.5% for the six months ended June 30, 2001 from 67.7% for the same period in 2000, primarily due to change in sales mix at CompassLearning- sales of higher margin software increased 23.2% for the six months ended June 30, 2001 compared to the same period in 2000.

   Costs and expenses. For the six months ended June 30, 2001, costs and expenses increased by $1.4 million, or 2.7%, to $53.8 million from $52.4 million for the same period in 2000. This was primarily attributable to increased sales and marketing expenses, which increased $2.2 million for the six months ended June 30, 2001, or 9.6%, to $25.1 million from $22.9 million for the same period in 2000.

   Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the six months ended June 30, 2001, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased by $2.6 million, or 16.6%, to $18.3 million from $15.7 million for the same period in 2000, and as a percentage of sales increased to 18.1% from 15.5% for the same period in 2000. These increases were primarily due to the increase in gross profit described above, partially offset by the increase in sales and marketing expense, also described above.

   Amortization of goodwill and intangible assets. For the six months ended June 30, 2001, amortization of goodwill and intangible assets increased by $5.4 million, or 18.8%, to $34.1 million from $28.7 million for the same period in 2000. This increase was primarily due to an increased appraisal valuation of some WRC Media intangible assets, which allow WRC Media to increase the rate of amortization of some intangible assets.

   Loss from operations. For the six months ended June 30, 2001, loss from operations increased $2.8 million, or 21.5%, to $15.8 million from $13.0 million for the same period in 2000. This increase was primarily due to the increase in amortization of goodwill and intangible assets of $5.4 million and the increased sales and marketing expenses of $2.2 million described above, partially offset by the increase in gross profit of $4.0 million also described above.

   Interest expense, including amortization of deferred financing costs. For the six months ended June 30, 2001, interest expense increased by $0.1 million, or 0.6%, to $17.3 million from $17.2 million for the same period in 2000 and interest expense as a percentage of sales was constant at 17.1% for the six months ended June 30, 2001compared to the same period in 2000. Interest expense for the six months ended June 30, 2001 and 2000 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization and the acquisition of Lindy on May 9, 2001.

   Other, net. For the six months ended June 30, 2001, other, net decreased $0.4 million, or 400.0%, to an expense of $0.3 million from income of $0.1 million for the same period in 2000. This decrease was primarily due to a management fee incurred from a shareholder, which was not charged in 2000.

   Income tax provision (benefit). For the six months ended June 30, 2001, provision for income taxes decreased by $0.5 million or 62.5% due to an income tax provision of $0.3 million down from a provision for income taxes of $0.8 million for the same period in 2000.

   Net loss. For the six months ended June 30, 2001, net loss increased by $2.9 million, or 9.4%, to $33.8 million from $30.9 million for the same period in 2000 primarily as a result of the $5.4 million increase in amortization expenses for intangible assets resulting from the Acquisition and Recapitalization described above. Net loss as a percentage of net sales increased to negative 33.5% for the six months ended June 30, 2001 from negative 30.8% for the same period in 2000.

   EBITDA. For the six months ended June 30, 2001, EBITDA increased $2.0 million, or 11.4%, to $19.5 million from $17.5 million for the same period in 2000. This increase is primarily attributable to $4.0 million of greater gross profit for the six months ended June 30, 2001 compared to the same period in 2000, offset by $1.6 million of higher selling, general and administrative expenses.

Results of Operations for the six months ended June 30, 2001--Weekly Reader Corporation and Subsidiaries

   The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.


                                                                     Six Months Ended June 30
                                                        --------------------------------------------------
                                                                 2000                       2001
                                                        -----------------------    -----------------------
                                                        Amount   % of Net Sales    Amount   % of Net Sales
                                                        ------   --------------    ------   --------------
                                                                      (Dollars in millions)
Sales, net..........................................    $ 65.0        100.0%       $ 66.3        100.0%
Cost of goods sold..................................      18.1         27.8%         18.0         27.1%
                                                        ------        -----        ------        -----
Gross profit........................................    $ 46.9         72.2%       $ 48.3         72.9%
Costs and expenses:
 Sales and marketing ...............................      11.0         16.9%         12.4         18.7%
 Distribution, circulation and fulfillment .........       5.3          8.2%          5.8          8.7%
 Editorial .........................................       4.9          7.5%          5.6          8.5%
 General and administrative ........................      10.1         15.6%          9.5         14.3%
 Depreciation ......................................       1.0          1.5%          1.0          1.5%
                                                        ------        -----        ------        -----
                                                          32.3         49.7%         34.3         51.7%
                                                        ------        -----        ------        -----
Income before amortization of goodwill and
  intangible assets, interest expense, income taxes
  and other, net....................................      14.6         22.5%         14.0         21.2%
Amortization of goodwill and intangible assets......       6.5         10.0%          5.9          8.9%
                                                        ------        -----        ------        -----
Income from operations..............................       8.1         12.5%          8.1         12.3%
Interest Expense....................................     (16.8)       (25.8%)       (16.7)       (25.2%)
Other, net..........................................       0.1          0.1%          0.1          0.1%
                                                        ------        -----        ------        -----
Loss before income tax provision....................      (8.6)       (13.2%)        (8.5)       (12.8%)
Income tax provision................................       0.8          1.2%          0.1          0.2%
                                                        ------        -----        ------        -----
Net loss............................................    $  9.4        (14.4%)      $  8.6        (13.0%)
                                                        ======        =====        ======        =====
 EBITDA(a) .........................................    $ 15.6         24.0%       $ 15.1         22.8%
                                                        ======        =====        ======        =====

---------------
(a) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader Corporation's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

   Sales, net. For the six months ended June 30, 2001, net sales increased $1.3 million, or 2.0%, to $66.3 million from $65.0 million for the same period in 2000. This increase in sales was the result of (1) an increase in sales at American Guidance Service of $0.4 million, or 1.4%, to $26.0 million for the six months ended June 30, 2001 from $25.6 million for the same period in 2000 as a result of increases in sales of our curriculum products, primarily textbooks;
(2) an increase in sales at World Almanac of $0.6 million, or 2.3%, to $25.4 million from $24.8 million for the same period in 2000, as a result of higher sales at Facts On File News Services and WAE Library Services partially offset by lower sales at Gareth Stevens. The higher sales at Facts On File are driven by higher licensing revenue as well as higher revenue from the Facts.com product.

The higher sales at WAE Library Services are driven by higher sales from its telemarketing and web site channels. The lower sales at Gareth Stevens are driven by lower sales in its telemarketing and wholesale channels. Excluding Funk & Wagnalls, net sales increased by $0.8 million, or 3.5% to $23.6 million from $22.8 million in 2000. World Almanac is no longer soliciting new subscribers for its Yearbooks since the print edition of the Funk & Wagnall's Encyclopedia was discontinued. Accordingly, Funk & Wagnalls sales of Yearbooks are naturally declining year-over-year, as it is entirely dependent upon sales orders from existing customers via renewals; and (3) an increase in sales at Weekly Reader, not including World Almanac and American Guidance, of $0.4 million, or 2.6% to $14.9 million from $14.5 million for the same period in 2000. This increase was primarily attributable to higher elementary periodical revenue, $0.2 million; higher secondary periodical revenue, $0.4 million; higher licensing revenue, $0.4 million; partially offset by lower Lifetime Learning Systems revenue due to the timing of shipments, ($0.5) million. The higher secondary periodical revenue is primarily due to higher Teen Newsweek revenue, $0.2 million.

   Gross profit. For the six months ended June 30, 2001, gross profit increased by $1.4 million, or 3.0%, to $48.3 million from $46.9 million for the same period in 2000. The increase in gross profit at Weekly Reader was a result of
(1) an increase in gross profit at American Guidance of $0.8 million, or 4.3%, to $19.4 million for the six months ended June 30, 2001 from $18.6 million for the same period in 2000 primarily due to the change in sales mix resulting in a higher gross profit margin, combined with increased sales described above; (2) an increase in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $0.2 million, or 1.8%, to $12.0 million for the six months ended June 30, 2001 from $11.8 million for the same period in 2000 due to higher sales described above; and (3) an increase in gross profit at World Almanac of $0.3 million, or 2.0 % to $16.8 million for the six months ended June 30, 2001 from $16.5 million for the same period in 2000 due to higher sales described above. Gross profit as a percentage of sales increased to 72.9% for the six months ended June 30, 2001 from 72.2% for the same period in 2000.

   Costs and expenses. For the six months ended June 30, 2001, costs and expenses increased by $2.0 million, or 6.2%, to $34.3 million for the six months ended June 30, 2001 from $32.3 million for the same period in 2000, primarily due to an increase in sales and marketing expenses of $1.4 million and an increase in editorial expenses of $0.7 million. At AGS, sales and marketing expense increased $0.9 million to $5.9 million for the six months ended June 30, 2001 from $5.0 million in the prior year primarily due to costs and expenses incurred related to the launch of Lindy products subsequent to the acquisition on May 9, 2001. The Company will realize the return on this investment in sales and marketing expense at AGS in the fall 2001 with the inclusion of Lindy's products in the AGS fall catalog. Costs and expenses as a percentage of sales increased to 51.7% for the three months ended June 30, 2001 from 49.7% for the same period in 2000.

   Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the six months ended June 30, 2001, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net decreased by $0.6 million, or 4.1%, to $14.0 million from $14.6 million for the same period in 2000 and, as a percentage of sales, decreased to 21.2% from 22.5% for the same period in 2000. These decreases were primarily due to the factors described above.

   Amortization of goodwill and intangible assets. For the six months ended June 30, 2001, amortization of goodwill and intangible assets decreased by $0.6 million, or 9.2%, to $5.9 million from $6.5 million for the same period in 2000. This decrease was primarily due to intangible assets with lower amortization schedules in the later part of their lives, and intangible assets that have been fully amortized.

   Income from operations. For the six months ended June 30, 2001, income from operations was constant with the same period in 2000 and, income from operations as a percentage of sales decreased to 12.3% from 12.5% for the same period in 2000. These decreases were primarily due to the factors described above.

   Interest expense. For the six months ended June 30, 2001, interest expense increased by $0.1 million, or 0.6%, to $16.7 million from $16.8 million for the same period in 2000 and interest expense as a percentage of sales decreased to 25.2% from 25.8% for the same period in 2000. The interest expense for the six months ended June 30, 2001 and 2000 relates to debt associated with the Acquisition and Recapitalization and the acquisition of Lindy on May 9, 2001. Since Weekly Reader is jointly and severally liable for that debt, the interest expense related to that debt is reflected in the financial statements of Weekly Reader.

   Income tax provision. For the six months ended June 30, 2001, provision for income taxes decreased by $0.7 million or 87.5% to $0.1 from a provision for income taxes of $0.8 million for the same period in 2000.

   Net loss. For the six months ended June 30, 2001, net loss decreased by $0.8 million, or 8.5%, to $8.6 million from $9.4 million for the same period in 2000. Net loss as a percentage of net sales decreased to 13.0% for the six months ended June 30, 2001 from 14.4% for the same period in 2000. This decrease was primarily due to the factors described above.

   EBITDA. For the six months ended June 30, 2001, EBITDA decreased $0.5 million, or 3.2%, to $15.1 million from $15.6 million for the same period in 2000. This decrease is primarily attributable to $2.0 million of increased expenses, primarily selling expenses, partially offset by $1.4 million greater gross profit for the six months ended June 30, 2001 compared to the same period in 2000.

Results of Operations for the six months ended June 30, 2001--CompassLearning, Inc.

   The following table sets forth, for the periods indicated, statement of operations data for CompassLearning, expressed in millions of dollars and as a percentage of net revenue.

                                                                     Six Months Ended June 30
                                                        --------------------------------------------------
                                                                 2000                       2001
                                                        -----------------------    -----------------------
                                                        Amount   % of Net Sales    Amount   % of Net Sales
                                                        ------   --------------    ------   --------------
                                                                      (Dollars in millions)
Revenue, net........................................    $ 35.6        100.0%       $ 34.5        100.0%
Cost of goods sold..................................      14.4         40.4%         10.7         31.0%
                                                        ------        -----        ------        -----
Gross profit........................................    $ 21.2         59.6%       $ 23.8         69.0%
Costs and expenses:
 Sales and marketing ...............................      11.9         33.4%         12.5         36.2%
 Research and development ..........................       4.1         11.6%          2.1          6.1%
 General and administrative ........................       3.8         10.7%          3.6         10.4%
 Depreciation ......................................       0.3          0.8%          0.6          1.8%
                                                        ------        -----        ------        -----
                                                          20.1         56.5%         18.8         54.5%
                                                        ------        -----        ------        -----
Income before amortization of goodwill and
  intangible assets, interest expense, income taxes
  and other, net....................................       1.1          3.1%          5.0         14.5%
Amortization of goodwill and intangible assets......       5.2         14.6%          5.1         14.6%
                                                        ------        -----        ------        -----
Loss from operations................................      (4.1)       (11.5%)        (0.1)        (0.3%)
Interest expense....................................     (16.8)       (47.2%)       (16.7)       (48.4%)
Other, net..........................................        --          0.0%           --          0.0%
                                                        ------        -----        ------        -----
Loss before income tax provision....................     (20.9)       (58.7%)       (16.8)       (48.7%)
Income tax provision................................        --          0.0%           --          0.0%
                                                        ------        -----        ------        -----
Net loss............................................    $ 20.9        (58.7%)      $ 16.8        (48.7%)
                                                        ======        =====        ======        =====
 EBITDA(b) .........................................    $  1.9          5.3%       $  5.6         16.2%
                                                        ======        =====        ======        =====

---------------
(a) Certain reclassifications have been made to the prior year in order to be consistent with current year presentation.
(b) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA for the six months ended June 30, 2000 excludes $0.4 million of non-recurring expenses related to changing CompassLearning's name from its predecessor's name. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate W RC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

 Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

   Revenue, net. For the six months ended June 30, 2001, net revenue decreased $1.1 million, or 3.1%, to $34.5 million from $35.6 million for the same period in 2000. This decrease was due to (1) a planned decrease in hardware revenue of $3.3 million, or 67.3%, to $1.6 million for the period ended June 30, 2001 from $4.9 million in 2000, (2) a decrease in service revenue from technical support (of older software) of $1.1 million, or 12.9%, to $7.4 million for the period ended June 30, 2001 from $8.5 million in 2000 primarily as a result of lower service contract renewal sales, and (3) a decrease in service revenue from professional development services of $0.6 million or 11.1% to $4.8 million for the period ended June 30, 2001 from $5.4 million in 2000, offset by an increase in software revenue of $3.9 million, or 23.2%, to $20.7 million for the period ended June 30, 2001 from $16.8 million in 2000 primarily as a result of higher market coverage with a seasoned sales force, customers accelerating buying decisions in order to be ready for summer sessions, and reduced market confusion as a result of many smaller startup companies exiting the marketplace due to poor sales performance or loss of additional financing.


                                                                  F (U)
                                                                 Variance
                                                               ------------
($ in millions)                               2000    2001      $       %
                                             -----    -----   ----    -----
Software .................................   $16.8    $20.7    3.9     23.2%
Professional Development .................     5.4      4.8   (0.6)   (11.1%)
Technical Support ........................     8.5      7.4   (1.1)   (12.9%)
Hardware .................................     4.9      1.6    3.3    (67.3%)
                                             -----    -----   ----    -----
Revenue, net .............................    35.6     34.5   (1.1)    (3.1%)
Less: Non-core revenues:
Hardware (a) .............................     4.9      1.6    3.3
                                             -----    -----   ----    -----
Core Revenues ............................   $30.7    $32.9    2.2      7.2%
                                             =====    =====   ====    =====

---------------
(a) CompassLearning's hardware business revenues are generally derived from reselling hardware to customers who request that CompassLearning provide a package of software and hardware. In prior years, CompassLearning offered hardware to customers as a wholesaler of private label and other products. However, because of the less profitable nature of the business compared to CompassLearning's other businesses and to reduce the need for inventory and the risk of technological change rendering inventory obsolete, CompassLearning began discontinuing its wholesale hardware business in the mid 1990's. Currently, CompassLearning has arrangements with Apple, IBM, Compaq, Gateway, and Dell computers in order to accommodate requests by customers for complete hardware and software solutions.

   It is our strategy to grow our core business, which is the electronic courseware and the related professional development services of training our customers in implementing that electronic courseware most efficiently. Revenue from these sources increased $2.2 million or 7.2% to $32.9 million for the period ended June 30, 2001 compared to $30.7 million in 2000.

   Gross profit. For the six months ended June 30, 2001, gross profit increased $2.6 million, or 12.3%, to $23.8 million from $21.2 million in 2000 primarily due to higher software revenue. Gross profit as a percent of revenue increased to 69.0% from 59.6% for the same period in 2000.

   Costs and expenses. For the six months ended June 30, 2001, costs and expenses decreased $1.3 million, or 6.5%, to $18.8 million from $20.1 million in 2000, and costs and expenses as a percentage of revenue decreased to 54.5% from 56.5% in 2000. The decrease was primarily due to $2.0 million decrease in research and development expense and $0.2 million decrease in general and administrative expenses, offset by $0.6 million increase in sales and marketing expense and $0.3 million increase in depreciation expense.

   Sales and marketing expense increased $0.6 million, or 5.0% to $12.5 million from $11.9 million and as a percentage of revenue increased to 36.2% from 33.4% in 2000. Changes included $0.6 million increase in commissions and $0.1 million increase in outside services and training offset by $0.1 million decrease in other operating expenses.

   Research and development expense decreased $2.0 million, or 48.8%, to $2.1 million from $4.1 million and as a percentage of revenue decreased to 6.1% in 2001 from 11.6% in 2000. The decrease was primarily due to a decrease in expenses resulting from a change in the company strategy to exit LAN/WAN software development to pursue new worldwide web strategies.

   General and administrative expense decreased $0.2 million, or 5.3%, to $3.6 million from $3.8 million, and as a percentage of revenue decreased to 10.4% in 2001 from 10.7% in 2000. Changes included a $0.2 million decrease in compensation and recruiting, and $0.1 million decrease in outside services and training, offset by a $0.1 million increase in other operating expenses.

   Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the six months ended June 30, 2001, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased $3.9 million, or 354.5%, to $5.0 million from $1.1 million in 2000 and, as a percentage of net revenue, increased to 14.5% from 3.1% in 2000, primarily due to the factors described above.

   Amortization of goodwill and intangible assets. For the six months ended June 30, 2001, amortization of goodwill and intangible assets decreased $0.1 million, or 1.9%, to $5.1 million from $5.2 million for the same period in 2000.

   Loss from operations. For the six months ended June 30, 2001, loss from operations decreased $4.0 million, or 97.6%, to $0.1 million from $4.1 million for the same period in 2000, and loss from operations as a percentage of net revenue decreased to a negative 0.3% from a negative 11.5% for the same period in 2000. These decreases were primarily due to the factors described above.

   Interest expense. For the six months ended June 30, 2001, interest expense decreased $0.1 million, or 0.6%, to $16.7 million from $16.8 million in 2000. CompassLearning is jointly and severally liable for debt associated with the Acquisition and Recapitalization and the Lindy acquisition on May 9, 2001; therefore, the interest expense related to that debt is reflected in the financial statements of CompassLearning.

   Net loss. For the six months ended June 30, 2001, net loss decreased $4.1 million, or 19.6%, to $16.8 million from $20.9 million in 2000, and net loss as a percentage of net revenue decreased to a negative 48.7% from a negative 58.7% in 2000, primarily due to the factors described above.

   EBITDA. For the six months ended June 30, 2001, EBITDA increased $3.7 million, or 194.7%, to $5.6 million from $1.9 million for the same period in 2000. This increase is primarily attributable to $2.6 million of greater gross profit for the first half of 2001 compared to the same period in 2000, combined with $2.0 million of lower research and development expenses, partially offset by $0.6 million in higher sales and marketing expenses. CompassLearning gross profit increased $2.6 million, or 12.3%, for the first half of 2001 compared to the same period in 2000, primarily due to the replacement of $1.1 million of hardware and service gross margin with $3.7 million of higher software gross margin attributable to higher software sales. CompassLearning's gross profit margin improved to 69.0% for the first half-- from 59.6% for the same period in 2000.

Liquidity and Capital Resources

   WRC Media's sources of cash are its operating subsidiaries, Weekly Reader and CompassLearning, and a $30.0 million revolving credit facility. As of June 30, 2001, $17.0 million of the revolving credit facility has been drawn. Additionally, a stand-by letter of credit in the amount of $2.0 million is outstanding in connection with a real estate lease. While this letter of credit is in effect, it reduces available borrowing under the revolving credit facility by $2.0 million.

   For the January through June time period, WRC Media and its subsidiaries usually experience negative cash flow due to the seasonality of its business. As a result of this business cycle, borrowings usually increase during the period January through June, and borrowings generally will be at its lowest point in October. WRC Media's cash and cash equivalents was $8.2 million at June 30, 2001. Included in cash is approximately $5.9 million of restricted monies which represent the remaining proceeds from the issuance of $13.75 million 18% Junior Cumulative Convertible Preferred Stock on May 9, 2001 used to purchase and fund WRC Media's investment in ChildU and its investment in ThinkBox. The $5.9 million in funds cannot be commingled with WRC Media's cash from operations or borrowings under its revolving credit facility.

Similarly, the Company cannot use cash from operations or borrowings under its revolving credit facility to fund ChildU's operation or WRC Media's investment in ThinkBox.

   WRC Media and its subsidiaries' principal uses of cash are for debt service, capital expenditures, working capital and acquisitions. For the six months ended June 30, 2001, WRC Media and its subsidiaries' operations used $17.5 million in cash in operating activities.

   For the six months ended June 30, 2001, WRC Media and its subsidiaries' investing activities included: the acquisition of ChildU for $11.3 million, the acquisition of Lindy for $7.0 million, capital expenditures of $2.5 million and investment in ThinkBox of $1.6 million. Weekly Reader's capital expenditures, which consisted primarily of expenditures for property and equipment, were $2.4 million for the six months ended for June 30, 2001. CompassLearning's capital expenditures, which consisted primarily of purchases of computer equipment, were $0.1 million for the six months ended June 30, 2001.

   WRC Media and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the six months ended June 30, 2001, financing activities provided cash of $45.2 million, which resulted from proceeds from the issuance of preferred stock of $13.8 million, proceeds from issuance of common stock of $6.5 million, proceeds from term loans of $10.0 million and borrowings of $17.0 million under the revolving credit facility and a repayment of $2.1 million of the senior secured term loans. The proceeds from the issuance of the preferred stock and common stock were used to acquire ChildU and allow WRC Media to make its strategic investment in ThinkBox. The $10.0 million in proceeds from term loans was used to acquire Lindy for $7.0 million and the $3.0 million excess funds from the proceeds from term loans were used for general corporate purposes, primarily repayment of revolving credit advances.

Working Capital

   As of June 30, 2001, WRC Media and its subsidiaries had a working capital deficit of $10.4 million. There are no unusual registrant or industry practices or requirements relating to working capital items.

Seasonality

   Operating results have varied and are expected to continue to vary from quarter to quarter as a result of seasonal patterns. Weekly Reader and CompassLearning's sales are significantly affected by the school year. Weekly Reader's sales in the third, and to a lesser extent the fourth, quarter are generally the strongest as products are shipped for delivery during the school year. CompassLearning's sales are generally strongest in the second quarter, and to a lesser extent the fourth quarter. CompassLearning's sales are strong in the second quarter generally because schools frequently combine funds from two budget years, which typically end on June 30 of each year, to make significant purchases, such as purchases of CompassLearning's electronic courseware, and because by purchasing in the second quarter, schools are able to have the software products purchased installed over the summer and ready to train teachers when they return from summer vacation. CompassLearning's fourth quarter sales are strong as a result of sales patterns driven in part by its commissioned sales force seeking to meet year-end sales goals as well as by schools purchasing software to be installed in time for teachers to be trained prior to the end of the school year in June.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   WRC is exposed to market risk. Market risk, with respect to the business, is the potential loss arising from adverse changes in interest rates. Exposure to this market risk is managed through regular operating and financing activities and, when deemed appropriate, through the use of derivatives. Derivatives are used as risk management tools and not for trading purposes.

   WRC is subject to market risk exposure related to changes in interest rates on the $152.3 million (as of June 30, 2001) senior secured term loans under the senior credit facilities. Interest on borrowings under the senior credit facilities will bear interest at a rate per annum equal to:

   (1) For the revolving credit facility maturing in six years and the $37.1 million senior secured term loan A facility maturing in six years, the LIBO rate as defined in the credit agreement plus 3.50% or the alternate base rate as defined in the credit agreement plus 2.50% subject to performance-based step downs; and

   (2) For the $98.3 million senior secured term loan B facility maturing in seven years, the LIBO rate plus 4.25% or the alternate base rate plus 3.25%.

   The senior credit facilities require WRC to obtain interest rate protection for at least 50% of the senior secured term loans for the duration of the senior credit facilities. On May 3, 2000, WRC entered into an arrangement with a notional value of $65.0 million, which terminates on November 17, 2001 and requires payment of a floating rate of interest based on the three-month LIBO rate as defined in that arrangement with a cap rate of 8.0%.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   On April 2, 2001, registrant reported, on Form 8-K, the results for the fiscal year ended December 31, 2000.

   On April 9, 2001, registrant reported, on Form 8-K, a statement issued by the President of registrant.

   On April 26, 2001, registrant reported, on Form 8-K, the results for the fiscal quarter ended March 30, 2001.

   On July 30, 2001, registrant reported, on Form 8-K, the results for the fiscal quarter ended June 30, 2001.

                                   SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of August, 2001.



/s/ Robert S. Lynch
--------------------------------------------
Robert S. Lynch
Director: WRC Media, Weekly Reader and
CompassLearning; Executive Vice President,
Chief Operating Officer: WRC Media and
CompassLearning; and Treasurer: WRC Media,
Weekly Reader and CompassLearning



/s/ Richard Nota
--------------------------------------------
Richard Nota
Vice President, Finance (Principal Financial
Office of the Registrant): WRC Media