Form 10-Q
period 2001-09-30
WRC MEDIA INC
filed 2001-10-31
CIK 1102329

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001                           Commission File No.
         WRC MEDIA INC.                                                     WEEKLY READER CORPORATION
         (Exact name of Registrant as specified in its charter)             (Exact name of Registrant as specified in its charter)

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

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       /X/      Yes                 / /     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

------------------------------------------------------------------------------------------------------------
TITLE OF CLASS                              |       NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------------------------------------------------------------------------
12 3/4% Senior Subordinated Notes due 2009  |       OVER-THE-COUNTER MARKET
------------------------------------------------------------------------------------------------------------

PART 1.

ITEM 1.  FINANCIAL STATEMENTS

                         WRC MEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                                       December 31,  September 30,
                                                                           2000           2001
                                                                     --------------  -------------
                                                                              (Unaudited)
ASSETS
Current Assets:

Cash and cash equivalents                                              $   2,968       $   9,271
Accounts receivable, net                                                  42,930          59,628
Inventories, net                                                          14,605          15,733
Prepaid expenses                                                           3,454           4,139
Other current assets                                                      17,409          15,080
                                                                       ---------       ---------
                             Total current assets                         81,366         103,851

Property and equipment, net                                                8,105           8,961
Purchased software, net                                                    4,709           3,316
Goodwill, net                                                            229,498         234,437
Deferred financing costs, net                                              6,693           6,926
Identified intangible assets, net                                        174,068         145,758
Other assets and investments                                                  25           2,310
                                                                       ---------       ---------
                                 Total Assets                          $ 504,464       $ 505,559
                                                                       =========       =========

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:

Accounts payable                                                       $  19,767       $  20,012
Accrued payroll, commissions and benefits                                  8,495           8,229
Current portion of deferred revenue                                       36,455          51,209
Other accrued liabilities                                                 39,991          37,964
Current portion of long-term debt                                          4,488           5,783
                                                                       ---------       ---------
                           Total current liabilities                     109,196         123,197

Deferred revenue, net of current portion                                   1,868           1,787
Due to related party                                                       2,946           2,258
Long-term debt                                                           269,469         282,286
                                                                       ---------       ---------
Total liabilities                                                        383,479         409,528

15% Series B preferred stock subject to redemption,
Including accrued dividends and accretion of warrant value                77,796          88,822
                                                                       ---------       ---------

Warrants on preferred stock                                               11,751          11,751
                                                                       ---------       ---------

Common stock subject to redemption                                         1,190           1,180
                                                                       ---------       ---------
Stockholders equity:
Common stock, ($.01 par value, 20,000,000 shares authorized;
and 7,014,321 shares outstanding)                                             69              70
Preferred Stock, (18% junior participating cumulative convertible
preferred stock including accrued dividends)                                --            14,750
Aditional paid-in capital                                                126,072         132,571
Accumulated deficit                                                      (95,893)       (153,113)
                                                                       ---------       ---------

Total stockholders equity                                                 30,248          (5,722)
                                                                       ---------       ---------

Total liabilities and stockholders equity                              $ 504,464       $ 505,559
                                                                       =========       =========


 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the three months ended September 30
                                    Unaudited
                             (Dollars in thousands)

                                                                    2000          2001
                                                                  --------      ---------
Sales, net                                                        $ 56,920       $ 60,237

Cost of goods sold                                                  16,896         16,554
                                                                  --------       --------
Gross profit                                                        40,024         43,683
Costs and expenses:
Sales and marketing                                                 11,763         14,356
Research and development                                               199          1,353
Distribution, circulation and fulfillment                            3,356          3,677
Editorial                                                            2,415          2,295
General and administrative                                           6,299          6,519
Depreciation                                                           735            813
                                                                  --------       --------
                                                                    24,767         29,013
                                                                  --------       --------
Income before amortization of goodwill and intangible assets        15,257         14,670

Amortization of goodwill and intangible assets                      28,017         17,178
                                                                  --------       --------
Loss from operations                                               (12,760)        (2,508)
Interest expense, including amortization
of deferred financing costs                                         (9,124)        (8,243)
Loss on Investments                                                   --             (282)
Other, net                                                              85           (162)
                                                                  --------       --------
Loss before income tax provision                                   (21,799)       (11,195)

Income tax provision                                                  (552)           223
                                                                  --------       --------
Net loss                                                          $(21,247)      $(11,418)
                                                                  ========       ========

 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the nine months ended September 30
                                    Unaudited
                             (Dollars in thousands)

                                                                    2000            2001
                                                                  ---------       ----------
Sales, net                                                        $ 157,552       $ 161,131

Cost of goods sold                                                   49,384          45,327
                                                                  ---------       ---------
Gross profit                                                        108,168         115,804

Costs and expenses:
Sales and marketing                                                  34,647          39,483
Research and development                                              4,339           3,803
Distribution, circulation and fulfillment                             8,691           9,417
Editorial                                                             7,320           7,901
General and administrative                                           20,213          19,767
Depreciation                                                          2,030           2,419
                                                                  ---------       ---------
                                                                     77,240          82,790
                                                                  ---------       ---------
Income before amortization of goodwill and intangible assets         30,928          33,014

Amortization of goodwill and intangible assets                       56,697          51,261
                                                                  ---------       ---------
Loss from operations                                                (25,769)        (18,247)
Interest expense, including amortization
of deferred financing costs                                         (26,360)        (25,530)
Loss on Investments                                                    --              (411)
Other, net                                                              185            (504)
                                                                  ---------       ---------
Loss before income tax provision                                    (51,944)        (44,692)

Income tax provision                                                    199             503
                                                                  ---------       ---------
Net loss                                                          $ (52,143)      $ (45,195)
                                                                  =========       =========

  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.
                                                                               6

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30
                                    Unaudited
                             (dollars in thousands)


                                                                         2000          2001
                                                                      ---------      ---------
Cash flows from operating activities:

Net loss                                                              $(52,143)      $(45,195)
Adjustments to reconcile net loss to net cash
used in operating activities-
Depreciation and amortization                                           58,727         53,680
Loss on investments                                                       --              411
(Gain) loss on disposition of marketable securities                        (16)             3
Interest expense-accretion of discounts                                    224            254
Amortization of deferred financing fees                                    744            760
Changes in assets and liabilities-
Increase in accounts receivable                                        (10,477)       (16,620)
Increase in inventories                                                 (1,106)        (1,129)
(Increase) decrease in prepaid expenses and other current assets        (1,839)         1,646
Increase in goodwill and other intangibles                             (20,577)        (7,885)
Decrease in other noncurrent assets                                         38              3
Decrease (increase) in accounts payable                                 (5,455)           194
Increase in deferred revenue                                            10,471         14,633
Increase (decrease) in accrued liabilities                              10,900         (4,687)
                                                                      --------       --------
Net cash used in operating activities                                  (10,509)        (3,932)
                                                                      --------       --------

Cash flows from investing activities:

Purchase of acquired business                                             --          (18,286)
Capital expenditures                                                    (2,375)        (2,880)
Investments                                                                 16         (2,698)
                                                                      --------       --------
Net cash used in investing activities                                   (2,359)       (23,864)
                                                                      --------       --------

Cash flows from financing activities:

Net proceeds from revolving line of credit                               7,500          7,000
Retirement of senior bank debt                                          (1,913)        (3,141)
Proceeds from term loans                                                  --           10,000
Proceeds from issuance of preferred stock                                 --           13,750
Proceeds from issuance of common stock                                    --            6,500
Purchase of common stock subject to redemption                            --              (10)
                                                                      --------       --------
Net cash provided by financing activities                                5,587         34,099
                                                                      --------       --------

Decrease in cash and cash equivalents                                   (7,281)         6,303

Cash and cash equivalents, beginning of period                          15,521          2,968
                                                                      --------       --------
Cash and cash equivalents, end of period                              $  8,240       $  9,271
                                                                      ========       ========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                              $ 19,724       $ 19,408
                                                                      ========       ========
Cash paid during the period for income taxes                          $    616       $    344
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

                        WRC MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS ORGANIZATION

         The accompanying condensed consolidated financial statements include the accounts of WRC Media, Inc. ("WRC") and its subsidiaries- Weekly Reader Corporation, CompassLearning, Inc. and ChildU, Inc. The term "Company" refers to WRC and its subsidiaries.

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

         On May 9, 2001, WRC entered into an Agreement and Plan of Merger with ChildU, Inc. ("ChildU"). Pursuant to the agreement, each issued share of ChildU's common and preferred stock not directly or indirectly owned by the ChildU was converted into a contingent right to receive a number of shares of WRC Media Inc. common stock. Following the merger, the WRC agreed to provide funding to ChildU for up to $5,871,907 of ChildU's existing or committed obligations and liabilities. Concurrent with the merger, WRC and all holders of ChildU's Group One Notes have entered into an exchange agreement pursuant to which WRC exchanged 162,500 shares of WRC Media common stock for all the outstanding Group One Notes. The Company issued $13.75 million of 18% Junior Participating Cumulative Convertible Preferred Stock, the proceeds of which will fund the operating losses of ChildU and WRC Media's investment in ThinkBox(TM) (see below). ChildU was incorporated on June 1, 1999 and is a leading provider of Internet-based educational services to both individual and institutional consumers.

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

         These condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 2000. The operating results for the three-month and nine-month periods ended September 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for a full year.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                   December 31,   September 30,
                                                                       2000           2001
                                                                  -------------   ------------
                                                                                   (Unaudited)
ASSETS
Current Assets:

Cash                                                               $   2,914       $   4,811
Accounts receivable, net                                              26,758          41,810
Inventories, net                                                      14,124          14,561
Due from related party, net                                            4,632           5,765
Prepaid expenses                                                       3,219           3,060
Other current assets                                                  17,409          15,080
                                                                   ---------       ---------

                             Total current assets                     69,056          85,087

Property and equipment, net                                            5,729           7,089
Goodwill, net                                                        104,881         102,704
Deferred financing costs, net                                           --               918
Identified intangible assets, net                                     41,282          48,951
Other assets                                                              25              22
                                                                   ---------       ---------
                                 Total Assets                      $ 220,973       $ 244,771
                                                                   =========       =========

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable                                                   $  17,382       $  17,802
Deferred revenue                                                      20,119          31,355
Accrued expenses and other                                            29,592          26,784
Current portion of long-term debt                                      4,488           5,783
                                                                   ---------       ---------

                           Total current liabilities                  71,581          81,724

Long-term debt                                                       269,469         282,286

Commitments and contingencies
Redeemable preferred stock, plus accrued dividends                    88,528          98,865

Stockholders deficit:
Common stock, ($.01 par value, 20,000,000 shares authorized;
2,830,000 shares issued)                                                  28              28
Class A non-voting common stock ($.01 par value,
1,000,000 shares authorized, no shares issued or outstanding)           --              --
Class B non-voting common stock ($.01 par value,
1,000,000 shares authorized, no shares issued or outstanding)           --              --
Aditional paid-in capital                                              9,133           9,133
Due from parent                                                      (69,374)        (63,072)
Accumulated deficit                                                 (148,392)       (164,193)
                                                                   ---------       ---------
Total stockholders deficit                                          (208,605)       (218,104)
                                                                   ---------       ---------
Total liabilities and stockholders deficit                         $ 220,973       $ 244,771
                                                                   =========       =========


  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the three months ended September 30
                                    Unaudited
                             (Dollars in thousands)

                                                                     2000          2001
                                                                  --------       --------
Sales, net                                                        $ 43,483       $ 45,676
Cost of goods sold                                                  11,541         11,471
                                                                  --------       --------
Gross profit                                                        31,942         34,205

Costs and expenses:
Marketing and selling                                                7,222          8,767
Distribution, circulation and fulfillment                            3,356          3,677
Editorial                                                            2,415          2,295
General and administrative                                           5,231          4,511
Depreciation                                                           485            495
                                                                  --------       --------
                                                                    18,709         19,745
                                                                  --------       --------
Income before amortization of goodwill and intangible assets        13,233         14,460
Amortization of goodwill and intangible assets                       2,766          3,015
                                                                  --------       --------
Income from operations                                              10,467         11,445
Other income (expense) :
Interest expense                                                    (8,841)        (8,136)
Other, net                                                              69             26
                                                                  --------       --------
Income before income tax provision                                   1,695          3,335
Income tax provision                                                  (552)           215
                                                                  --------       --------
Net income                                                        $  2,247       $  3,120
                                                                  ========       ========

  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the nine months ended September 30
                                    Unaudited
                             (Dollars in thousands)

                                                                     2000           2001
                                                                  ---------       ---------
Sales, net                                                        $ 108,460       $ 111,967
Cost of goods sold                                                   29,607          29,517
                                                                  ---------       ---------
Gross profit                                                         78,853          82,450

Costs and expenses:
Marketing and selling                                                18,229          21,188
Distribution, circulation and fulfillment                             8,691           9,417
Editorial                                                             7,320           7,901
General and administrative                                           15,379          14,006
Depreciation                                                          1,445           1,501
                                                                  ---------       ---------
                                                                     51,064          54,013
                                                                  ---------       ---------
Income before amortization of goodwill and intangible assets         27,789          28,437
Amortization of goodwill and intangible assets                        9,240           8,869
                                                                  ---------       ---------
Income from operations                                               18,549          19,568
Other income (expense):
Interest expense, including amortization
of deferred financing costs                                         (25,621)        (24,853)
Other, net                                                              155             145
                                                                  ---------       ---------
Loss before income tax provision                                     (6,917)         (5,140)
Income tax provision                                                    199             324
                                                                  ---------       ---------
Net loss                                                          $  (7,116)      $  (5,464)
                                                                  =========       =========


  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30
                                    Unaudited
                             (dollars in thousands)


                                                               2000             2001
                                                           ---------          ---------
Cash flows from operating activities:
Net loss                                                   $ (7,116)          $ (5,464)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization                                10,685             10,370
Amortization of deferred financing fees                        --                   75
Loss on disposition of marketable securities                   --                    3
Interest expense-accretion of discounts and stock               224                254
Changes in operating assets and liabilities:
(Increase) decrease in-
Accounts receivable                                         (14,035)           (15,052)
Inventories                                                  (1,014)              (437)
Prepaid expenses and other assets                            (6,143)            (5,394)
Accounts payable                                             (4,544)               420
Deferred revenue                                             13,583             11,236
Accrued expenses and other liabilities                       (1,257)            (3,324)
                                                           --------           --------
Net cash used in operating activities                        (9,617)            (7,313)
                                                           --------           --------
Cash flows used in investing activities:
Payments for businesses acquired                                --              (7,043)
Capital expenditures                                           (851)            (2,775)
                                                           --------           --------
Net cash used in investing activities                          (851)            (9,818)
                                                           --------           --------

Cash flows from financing activities:

Net proceeds from revolving line of credit                    7,500              7,000
Retirement of senior bank debt                               (1,913)            (3,141)
Proceeds from term loans                                       --               10,000
(Increase) decrease in due from parent, net                   3,967              6,302
(Increase) decrease in due from related party                (5,160)            (1,133)
                                                           --------           --------
Net cash provided by financing activities                     4,394             19,028
                                                           --------           --------
Increase (decrease) in cash and cash equivalents             (6,074)             1,897
Cash, beginning of period                                    14,143              2,914
                                                           --------           --------
Cash, end of period                                        $  8,069           $  4,811
                                                           ========           ========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                   $ 19,724           $ 19,408
                                                           ========           ========
Cash paid during the period for income taxes               $    600           $    142
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

         These condensed consolidated financial statements should be read in conjunction with Weekly Reader Corporation and Subsidiaries annual financial statements and related notes for the year ended December 31, 2000. The operating results for the three-month and nine-month periods ended September 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for a full year.

                              COMPASSLEARNING, INC.
                            CONDENSED BALANCE SHEETS
                             (dollars in thousands)


                                                       December 31,       September 30,
                                                           2000                2001
                                                       ------------       -------------
                                                                           (Unaudited)
ASSETS
Current Assets:
Cash                                                    $      54           $      64
Accounts receivable, net                                   15,410              17,645
Inventories, net                                              481               1,172
Prepaid expenses                                              233               1,059
                                                        ---------           ---------
                        Total current assets               16,178              19,940
Property and equipment, net                                 2,376               1,592
Purchased software, net                                     4,709               3,316
Goodwill, net                                              21,424              18,521
Identified intangible assets, net                          18,147              14,792
                                                        ---------           ---------
                            Total Assets                $  62,834           $  58,161
                                                        =========           =========
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable                                        $   2,385           $   2,208
Due to related party                                        4,630               5,816
Accrued expenses                                            6,942               5,780
Current portion of deferred revenue                        16,336              19,553
Current portion of long-term debt                           4,488               5,783
                                                        ---------           ---------
                     Total current liabilities             34,781              39,140
Deferred revenue, net of current portion                    1,868               1,783
Long-term debt                                            269,469             282,286
Due to related party                                        2,160               2,160
                                                        ---------           ---------
Total liabilities                                         308,278             325,369

Stockholders deficit:
Preferred stock, ($.01 par value, 10,000,000
shares authorized, no shares issued
and outstanding)                                              --                  --
Class A common stock, ($.01 par value,
20,000 shares authorized,
10,000 shares issued and outstanding)                         --                  --
Additional paid-in capital                                 31,316              31,316
Accumulated deficit                                       (59,240)            (85,532)
Due from parent                                          (217,520)           (212,992)
                                                        ---------           ---------
Total stockholders deficit                               (245,444)           (267,208)
                                                        ---------           ---------
Total liabilities and stockholders deficit              $  62,834           $  58,161
                                                        =========           =========

  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                              COMPASSLEARNING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     For the three months ended September 30
                                    Unaudited
                             (Dollars in thousands)

                                                                        2000               2001
                                                                      --------          ----------
Sales, net                                                            $ 13,438           $ 14,218
Cost of goods sold                                                       5,356              5,030
                                                                      --------           --------
Gross profit                                                             8,082              9,188
Costs and expenses:
Sales and marketing                                                      4,541              5,465
Research and development                                                   200                805
General and administrative                                               1,067              1,499
Depreciation                                                               250                299
                                                                      --------           --------
                                                                         6,058              8,068
                                                                      --------           --------
Income before amortization of goodwill and intangible assets             2,024              1,120
Amortization of goodwill and intangible assets                           2,615              2,550
                                                                      --------           --------
Loss from operations                                                      (591)            (1,430)
Other income (expense):
Interest expense                                                        (8,837)            (8,079)
Other, net                                                                  16                 11
                                                                      --------           --------
Loss before income tax provision                                        (9,412)            (9,498)
Income tax benefit                                                          --                 --
                                                                      --------           --------
Net loss                                                              $ (9,412)          $ (9,498)
                                                                      ========           ========

  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                              COMPASSLEARNING, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     For the nine months ended September 30
                                    Unaudited
                             (Dollars in thousands)

                                                                         2000              2001
                                                                      --------           ---------
Sales, net                                                            $ 49,092           $ 48,747
Cost of goods sold                                                      19,777             15,731
                                                                      --------           --------
Gross profit                                                            29,315             33,016
Costs and expenses:
Sales and marketing                                                     16,418             17,967
Research and development                                                 4,339              2,914
General and administrative                                               4,833              5,136
Depreciation                                                               585                886
                                                                      --------           --------
                                                                        26,175             26,903
                                                                      --------           --------
Income before amortization of goodwill and intangible assets             3,140              6,113

Amortization of goodwill and intangible assets                           7,831              7,651
                                                                      --------           --------
Loss from operations                                                    (4,691)            (1,538)
Other income (expense) :
Interest expense                                                       (25,616)           (24,763)
Other, net                                                                  29                 11
                                                                      --------           --------
Loss before income tax provision                                       (30,278)           (26,290)

Income tax provision                                                      --                    2
                                                                      --------           --------
Net loss                                                              $(30,278)          $(26,292)
                                                                      ========           ========



  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                              COMPASSLEARNING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30
                                    Unaudited
                             (Dollars in thousands)

                                                                         2000              2001
                                                                      ---------          ---------
Cash flows from operating activities:
Net loss                                                              $(30,278)          $(26,292)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization                                            8,416              8,537
Gain on disposition of marketable securities                               (16)              --
Interest expense-accretion of discounts and stock                          224                254
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                               3,558             (2,235)
Increase in inventories                                                    (92)              (691)
Decrease (increase) in prepaid expenses and other assets                   953               (826)
Decrease in accounts payable                                              (911)              (177)
Decrease (increase) in deferred revenue                                 (3,112)             3,132
Decrease in accrued expenses and other long-term liabilities            (4,979)            (1,163)
                                                                      --------           --------
Net cash used in operating activities                                  (26,237)           (19,461)
                                                                      --------           --------

Cash flows from investing activities:
Capital expenditures                                                    (1,524)              (102)
Proceeds from disposition of marketable securities                          16               --
                                                                      --------           --------
Net cash used in investing activities                                   (1,508)              (102)
                                                                      --------           --------
Cash flows from financing activities:
Borrowings under revolving line of credit, net                           7,500              7,000
Retirement of senior bank debt                                          (1,913)            (3,141)
Proceeds from term loans                                                  --               10,000
Increase (decrease) in due to related party                              5,160              1,186
(Increase) decrease in due from parent, net                             17,067              4,528
                                                                      --------           --------
Net cash provided by financing activities                               27,814             19,573
                                                                      --------           --------
Change in Cash                                                              69                 10
Cash, beginning of period                                                  102                 54
                                                                      --------           --------
Cash, end of period                                                   $    171           $     64
                                                                      ========           ========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                              $ 19,724           $ 19,408
                                                                      ========           ========
Cash paid during the period for income taxes                          $     30           $     25
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

         These condensed consolidated financial statements should be read in conjunction with CompassLearning, Inc.'s financial statements and related notes for the period ended December 31, 2000. The operating results for the three-month and nine-month periods ended September 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for a full year.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion is intended to assist in understanding the financial condition as of September 30, 2001 of WRC Media Inc. ("WRC Media") and its subsidiaries and their results of operations for the three-month and nine-month periods ended September 30, 2000 and 2001. You should read the following discussion in conjunction with the financial statements of WRC Media, Weekly Reader Corporation ("Weekly Reader") and CompassLearning, Inc. ("CompassLearning,") attached to this discussion and analysis. Unless the context otherwise requires, references to "Weekly Reader" herein are to Weekly Reader and its subsidiaries, including American Guidance Service, Inc. ("AGS" or "American Guidance") and World Almanac Education Group, Inc. ("World Almanac"). Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries after giving effect to the transactions related to the acquisition of CompassLearning and recapitalization of Weekly Reader effectuated on July 14, 1999 and November 17, 1999, respectively (the "Acquisition and Recapitalization"). This discussion and analysis contains forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

Results of Operations for the three months ended September 30, 2001-- WRC Media Inc. and Subsidiaries

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

In analyzing WRC Media's results for the three months ended September 30, 2000 and 2001, respectively, the seasonal nature of WRC Media's business should be considered. As a result of seasonality, approximately 23% of WRC Media's publication and related service revenues usually result in its first quarter, 23% in its second quarter, and 54% in the third and fourth quarters combined. However, unlike this revenue stream, many of WRC Media's expenses are incurred evenly throughout the year.

WRC Media analyzes its revenues, expenses and operating results on a percentage of sales basis. The following table sets forth, for the periods indicated, combined statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net sales.

                                                                             Three Months Ended September 30
                                                                         2000(a)                          2001
                                                              ------------------------------  ------------------------------
                                                                  Amount     % of Net Sales      Amount      % of Net Sales
                                                              ------------  ----------------  ------------  ----------------
                                                                                                (Dollars in millions)

Sales, net                                                       $  56.9          100.0%         $  60.2          100.0%
Cost of goods sold                                                  16.8           29.5%            16.5           27.4%
                                                                 -------        -------          -------          -----
Gross profit                                                     $  40.1           70.5%         $  43.7           72.6%
Costs and expenses:
       Sales and marketing                                          11.7           20.7%            14.4           24.0%
       Research and development                                      0.2            0.4%             1.3            2.2%
       Distribution, circulation and fulfillment                     3.4            6.0%             3.7            6.1%
       Editorial                                                     2.4            4.2%             2.3            3.8%
       General and administrative                                    6.4           11.2%             6.5           10.8%
       Depreciation                                                  0.7            1.2%             0.8            1.3%
                                                                 -------        -------          -------          -----
                                                                    24.8           43.7%            29.0           48.2%
                                                                 -------        -------          -------          -----

Income before amortization of goodwill and intangible assets,
    interest expense, income taxes and other, net                   15.3           26.9%            14.7           24.4%
Amortization of goodwill and intangible assets                      28.0           49.2%            17.2           28.6%
                                                                 -------        -------          -------          -----
Loss from operations                                               (12.7)         (22.3%)           (2.5)          (4.2%)
Interest expense, including amortization
of deferred financing costs                                         (9.2)         (16.2%)           (8.2)         (13.6%)
Loss on investments                                               --                0.0%            (0.3)          (0.5%)
Other, net                                                           0.1            0.2%            (0.2)          (0.3%)
                                                                 -------        -------          -------          -----
Loss before income tax provision                                   (21.8)         (38.3%)          (11.2)         (18.6%)
Income tax provision (benefit)                                      (0.6)          (1.1%)            0.2            0.3%
                                                                 -------        -------          -------          -----
Net loss                                                         $ (21.2)         (37.2%)        $ (11.4)         (18.9%)
                                                                 =======        =======          =======          =====

       EBITDA(b)                                                 $  16.1           28.3%         $  17.9           29.7%
                                                                 =======        =======          =======          =====

(a) Certain reclassifications have been made to the prior year in order to be consistent with the current year presentation.

(b) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization not including WRC Media's unrestricted subsidiaries. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.
Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and ThinkBox. "Unrestricted Subsidiaries" under its Credit Agreement so as to: (i) exclude them from all the negative covenants in the Credit Agreement, including the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and
(ii) Permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox performance will not be in any covenant calculations. Accordingly, Consolidated EBITDA (before unrestricted subsidiaries) is defined as WRC Media consolidated EBITDA excluding the $1.1 million EBITDA loss contributed by its unrestricted subsidiaries - ChildU and its investment in ThinkBox.


Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Sales, net. For the three months ended September 30, 2001, net sales increased $3.3 million, or 5.8%, to $60.2 million from $56.9 million for the same period in 2000. This increase was primarily the result of a $1.4 million or 7.6% increase at WRC Media's AGS operating unit combined with a $0.8 million or 6.3% increase at World Almanac; $0.8 million or 5.8% increase at CompassLearning and $0.3 million of revenue contributed by ChildU.

Net revenue for the third quarter of 2001 - excluding non-core business lines of hardware and Funk & Wagnalls Yearbooks (see footnote 1 below), increased $3.7 million, or 6.7%, to $59.1 million from $55.4 million for the same period in 2000.

 ($000)                                                                    Variance to
                                                Q3         Q3               Q3 2000
                                                                    -----------------------
 Net Revenue                                   2001       2000           $           %
------------------------------------------  ---------- -----------  -----------  ----------

 Weekly Reader                                 13,664      13,587           77        0.6%
 AGS                                           19,312      17,954        1,358        7.6%
 World Almanac                                 12,700      11,942          758        6.3%
 Compass                                       14,218      13,438          780        5.8%
 Child U                                          343           -          343         N/A
                                            ---------- -----------  -----------  ----------
 WRC Media - Consolidated                      60,237      56,921        3,316        5.8%
                                            ---------- -----------  -----------  ----------
 Non-core revenue:
   Compass Hardware sales                         481         834         (353)     (42.3%)
   World Almanac's Funk & Wagnall's
      Yearbook sales (1)                          660         708          (48)      (6.8%)
                                            ---------- -----------  -----------  ----------
 WRC Media - Core business                     59,096      55,379        3,717        6.7%
                                            ========== ===========  ===========  ==========


1 World Almanac is no longer soliciting new subscribers for its Yearbooks since the print edition of the Funk & Wagnalls Encyclopedia was discontinued. Accordingly, Funk & Wagnalls sales of Yearbooks are naturally declining year-over-year, as it is entirely dependent upon sales orders from existing customers via renewals.

At AGS, sales increased $1.4 million, or 7.6%, to $19.3 million for the third quarter of 2001 from $17.9 million for the same period in 2000, primarily due to higher sales of curriculum products related to a new Florida textbook adoption and sales attributable to the recently completed Lindy acquisition. At Weekly Reader, sales of $13.7 million for the third quarter of 2001 were $0.1 million or 0.6% greater than the same period in 2000. This was primarily attributable to a $0.7 million or 18.0% increase in higher corporate sponsored periodical revenue from Weekly Reader's subsidiary Lifetime Learning Systems combined with $0.5 million or 6.7% increase in elementary and secondary periodical revenue offset by a $1.1 million or 49.1% decrease in Skills book revenue which historically significantly increases in presidential election years. At World Almanac Education Group, third quarter sales increased by $0.8 million, or 6.3%, to $12.7 million from $11.9 million for the same period in 2000, primarily as a result of continued strength of World Almanac's Facts On File News Services
(FOFN) division and improvement in sales at it's Gareth Stevens division. At FOFN, the third quarter of 2001 revenue of $1.9 million was $0.3 million or 20.0% greater than the third quarter of 2000 driven by significant growth at the division's FACTS.com Internet news service. For the third quarter of 2001, revenue from World Almanac's FACTS.com website - the web authority of fully integrated, highly respected research and reference materials - grew an impressive 50.5% compared to the same period in 2000. In addition, sales of children's library books at World Almanac's Gareth Stevens division which showed signs of softness in the first half of 2001 grew to $3.7 million in the third quarter of 2001 which represented a $0.6 million or 21.5% increase compared to the same period a year ago.

At CompassLearning, total revenue increased $0.8 million, or 5.8%, to $14.2 million for the third quarter of 2001 from $13.4 million for the same period in 2000.

Core revenue for the third quarter of 2001, excluding the planned attrition of hardware sales, increased $1.1 million, or 9.0%, to $13.7 million from $12.6 million for the same period in 2000. New software sales for the third quarter of 2001 increased by $0.5 million or 7.0% to $7.4 million from $6.9 million for the same period in 2000 and revenue from technical support services increased $0.5 million or 17.2% in third quarter compared to the same period a year ago. (see analysis below).

 CompassLearning                                                       Variance to 2000
 Net Revenue for the three months           ---------- -----------  -----------------------
 ended September 30,                           2001       2000           $           %
------------------------------------------  ---------- -----------  -----------  ----------
 ($000)
 Software                                       7,427       6,938          489        7.0%
 Professional Development                       2,595       2,497           98        3.9%
 Technical Support                              3,715       3,169          546       17.2%
 Hardware                                         481         834         (353)     (42.3%)

                                            ---------- -----------  -----------  ----------
 Compass - Consolidated                        14,218      13,438          780        5.8%
                                            ---------- -----------  -----------  ----------
 Non-core revenue:
   Compass Hardware business (a)                  481         834         (353)     (42.3%)
                                            ---------- -----------  -----------  ----------
 Compass - Core business                       13,737      12,604        1,133        9.0%
                                            ========== ===========  ===========  ==========


Gross profit. For the three months ended September 30, 2001, gross profit increased by $3.6 million, or 9.0%, to $43.7 million from $40.1 million for the same period in 2000. This increase was due to an increase in gross profit at CompassLearning of $1.1 million, or 13.8%, to $9.2 million for the three months ended September 30, 2001 from $8.1 million for the same period in 2000 combined with an increase in gross profit at Weekly Reader of $2.2 million, or 6.9%, to $34.2 million for the three months ended September 30, 2001 from $32.0 million for the same period in 2000 combined with a gross profit contribution of $0.2 million from ChildU. The increase in gross profit at Weekly Reader was a result of (1) an increase in gross profit at American Guidance of $1.5 million, or 11.6%, to $14.6 million for the three months ended September 30, 2001 from $13.1 million for the same period in 2000 primarily due to the increased sales described above; (2) an increase in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $0.1 million, or 0.8%, to $11.0 million for the three months ended September 30, 2001 from $10.9 million for the same period in 2000; and (3) an increase in gross profit at World Almanac of $0.6 million, or 8.2 % to $8.5 million for the three months ended September 30, 2001 from $7.9 million for the same period in 2000 due to the $0.8 million increase in sales described above. CompassLearning gross profit increased $1.1 million, or 13.8%, for the third quarter of 2001 compared to the same period in 2000, primarily due to the increased revenues from high margin software. CompassLearning's gross profit margin improved to 64.8% for the third quarter - from 60.1% for the same period in 2000 as a result of the change in sales mix. At CompassLearning, it is our strategy to grow our core business, which is the high margin electronic courseware business and the related professional development services that emanate from that business, and continue to de-emphasize the significantly lower margin hardware revenues, as well as the technical support service revenue streams which have a declining service life cycle.

WRC Media's gross profit as a percentage of sales increased to 72.6% for the three months ended September 30, 2001 from 70.5% for the same period in 2000, primarily due to change in sales mix previously noted.

Costs and expenses. For the three months ended September 30, 2001, costs and expenses increased by $4.2 million, or 16.9%, to $29.0 million from $24.8 million for the same period in 2000. This was primarily attributable to increased sales and marketing expenses of $2.7 million for the three months ended September 30, 2001, or 23.1%, to $14.4 million from $11.7 million for the same period in 2000 combined with a $1.1 million increase in research and development (R&D) expenses at CompassLearning ($0.6 million) and ChildU ($0.5 million), respectively. In the prior year, CompassLearning significantly cut back on R&D expense as a reaction to the confusion in its marketplace in order to protect its bottom line.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the three months ended September 30, 2001, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net decreased by $0.6 million, or 3.9%, to $14.7 million from $15.3 million for the same period in 2000. This decrease was primarily due to the inclusion of ChildU's operating loss of $0.6 million in the consolidated results for WRC Media. The Company issued $13.75 million of 18% Junior Participating Cumulative Convertible Preferred Stock, the proceeds of which are funding the operating losses of ChildU (see footnotes to financial statements).

Amortization of goodwill and intangible assets. For the three months ended September 30, 2001, amortization of goodwill and intangible assets decreased by $10.8 million, or 38.6%, to $17.2 million from $28.0 million for the same period in 2000. This decrease was primarily due to a decrease in amortization of a non-compete agreement, which ends in November 2001.

Loss from operations. For the three months ended September 30, 2001, loss from operations decreased $10.2 million, or 80.3%, to $2.5 million from $12.7 million for the same period in 2000. This decrease was primarily due to lower amortization of goodwill and intangible assets of $10.8 million described above.

Interest expense, including amortization of deferred financing costs. For the three months ended September 30, 2001, interest expense decreased by $1.0 million, or 10.9%, to $8.2 million from $9.2 million for the same period in 2000 and interest expense as a percentage of sales decreased to 13.6% from 16.2% for the same period in 2000. Interest expense for the three months ended September 30, 2001 and 2000 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization and the acquisition of Lindy on May 9, 2001.

Loss on investments. For the three months ended September 30, 2001, loss on investments increased $0.3 million to $0.3 million from $0.0 for the same period in 2000. This increase was primarily due to $0.3 million loss on investments recognized during the three-month period related to WRC Media's minority investment in ThinkBox, Inc. (see footnotes to financial statements).

Other, net. For the three months ended September 30, 2001, other, net decreased $0.3 million to an expense of $0.2 million from income of $0.1 million for the same period in 2000. This decrease was primarily due to a management fee incurred from a shareholder, which was not charged in 2000.

Income tax provision (benefit). For the three months ended September 30, 2001, provision for income taxes increased by $0.8 million or 133.3% due to an income tax provision of $0.2 million up from an income tax benefit of $0.6 million for the same period in 2000.

Net loss. For the three months ended September 30, 2001, net loss decreased by $9.8 million, or 46.2%, to $11.4 million from $21.2 million for the same period in 2000 primarily as a result of the lower loss from operations of $10.2 million described above. Net loss as a percentage of net sales decreased to negative 18.9% for the three months ended September 30, 2001 from negative 37.2% for the same period in 2000.

EBITDA (excluding ChildU and ThinkBox). For the three months ended September 30, 2001, EBITDA was constant at $16.1 million. We have excluded the operating results of ChildU and WRC Media's investment in ThinkBox because these operations are defined as unrestricted subsidiaries under the Company's Credit Agreement and as such, their operating results do not impact the Company's ability to pay interest, repay debt or make capital expenditures. As discussed above, ChildU's operations and WRC Media's investment in ThinkBox are entirely funded from the proceeds of the 18% Junior Participating Cumulative Convertible Preferred Stock.

Results of Operations for the three months ended September 30, 2001 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.

                                                                              Three Months Ended September 30
                                                                            2000                         2001
                                                                -----------------------------   -----------------------------
                                                                  Amount      % of Net Sales      Amount      % of Net Sales
                                                                ------------  ---------------   -----------   ---------------
                                                                                   (Dollars in millions)
Sales, net                                                           $ 43.5           100.0%        $ 45.7            100.0%
Cost of goods sold                                                     11.5            26.4%          11.5             25.2%
                                                                ------------  ---------------   -----------   ---------------
Gross profit                                                         $ 32.0            73.6%        $ 34.2             74.8%
Costs and expenses:
      Sales and marketing                                               7.2            16.6%           8.8             19.3%
      Distribution, circulation and fulfillment                         3.4             7.8%           3.6              7.9%
      Editorial                                                         2.4             5.5%           2.3              5.0%
      General and administrative                                        5.3            12.2%           4.5              9.8%
      Depreciation                                                      0.4             0.9%           0.5              1.1%
                                                                ------------  ---------------   -----------   ---------------
                                                                       18.7            43.0%          19.7             43.1%
                                                                ------------  ---------------   -----------   ---------------
Income before amortization of goodwill and intangible assets,
interest expense, income taxes and other, net                          13.3            30.6%          14.5             31.7%
Amortization of goodwill and intangible assets                          2.8             6.4%           3.0              6.6%
                                                                ------------  ---------------   -----------   ---------------
Income from operations                                                 10.5            24.2%          11.5             25.1%
Interest Expense                                                       (8.8)          (20.3%)         (8.2)           (17.9%)
Other, net                                                                -                -             -                 -
                                                                ------------  ---------------   -----------   ---------------
Income before income tax provision                                      1.7             3.9%           3.3              7.2%
Income tax provision (benefit)                                         (0.6)           (1.4%)          0.2              0.4%
                                                                ------------  ---------------   -----------   ---------------
Net income                                                            $ 2.3             5.3%         $ 3.1              6.8%
                                                                ============  ===============   ===========   ===============

      EBITDA(a)                                                      $ 13.8            31.7%        $ 15.0             32.8%
                                                                ============  ===============   ===========   ===============

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


Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Sales, net. For the three months ended September 30, 2001, net sales increased $2.2 million, or 5.1%, to $45.7 million from $43.5 million for the same period in 2000. This increase in sales was primarily the result of a $1.4 million or 7.6% increase at AGS combined with a $0.8 million or 6.3% increase at World Almanac.

At AGS sales increased $1.4 million, or 7.6%, to $19.3 million for the third quarter of 2001 from $17.9 million for the same period in 2000, primarily due to higher sales of curriculum products related to new revisions of textbooks and sales attributable to the recently completed Lindy acquisition.

At Weekly Reader, not including AGS and World Almanac, sales of $13.7 million for the third quarter of 2001 were $0.1 million or 0.6% greater than the same period in 2000. This was primarily attributable to a $0.7 million or 18.0% increase in higher corporate sponsored periodical revenue from Weekly Reader's subsidiary Lifetime Learning Systems combined with $0.5 million or 6.7% increase in elementary and secondary periodical revenue offset by a $1.1 million or 49.1% decrease in Skills book revenue which historically significantly increases in presidential election years.

At World Almanac Education Group, third quarter sales increased by $0.8 million, or 6.3%, to $12.7 million from $11.9 million for the same period in 2000, primarily as a result of continued strength of World Almanac's Facts On File News Services (FOFN) division and improvement in sales at it's Gareth Stevens division. At FOFN, the third quarter of 2001 revenue of $1.9 million was $0.3 million or 20.0% greater than the third quarter of 2000 driven by significant growth at the division's FACTS.com Internet news service. For the third quarter of 2001, revenue from World Almanac's FACTS.com website - the web authority of fully integrated, highly respected research and reference materials - grew an impressive 50.5% compared to the same period in 2000. In addition, sales of children's library books at World Almanac's Gareth Stevens division which showed signs of softness in the first half of 2001 grew to $3.7 million in the third quarter of 2001 which represented a $0.6 million or 21.5% increase compared to the same period a year ago.

Gross profit. For the three months ended September 30, 2001, gross profit increased by $2.2 million, or 6.9%, to $34.2 million from $32.0 million for the same period in 2000. The increase in gross profit at Weekly Reader was a result of (1) an increase in gross profit at American Guidance of $1.5 million, or 11.6%, to $14.6 million for the three months ended September 30, 2001 from $13.1 million for the same period in 2000 primarily driven by the increased sales described above and sale mix; (2) an increase in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $0.1 million, or 0.8%, to $11.0 million for the three months ended September 30, 2001 from $10.9 million for the same period in 2000; and 3) an increase in gross profit at World Almanac of $0.6 million, or 8.2%, to $8.5 million for the three months ended September 30, 2001 from $7.9 million for the same period in 2000 primarily driven by the increased sales described above. Gross profit as a percentage of sales increased to 74.8% for the three months ended September 30, 2000 from 73.6% for the same period in 2000.

Costs and expenses. For the three months ended September 30, 2001, costs and expenses increased by $1.0 million, or 5.3%, to $19.7 million for the three months ended September 30, 2001 from $18.7 million for the same period in 2000 primarily due to an increase in sales and marketing expenses of $1.6 million. In the third quarter ended September 30, 2001 at AGS, sales and marketing expense increased $0.7 million, or 22.2%, to $3.8 million for the three months ended September 30, 2001 from $3.1 million in the prior year primarily due to costs and expenses incurred related to the launch of Lindy products subsequent to the acquisition on May 9, 2001. In addition, sales and marketing expenses at Weekly Reader, excluding AGS and World Almanac increased $0.6 million or 22.0% to $3.2 million for the three months ended September 30, 2001 from $2.6 million in the prior year primarily due to a greater investment in direct mail promotional expense. Costs and expenses as a percentage of sales increased to 43.1% for the three months ended September 30, 2001 from 43.0% for the same period in 2000.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the three months ended September 30, 2001, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased by $1.2 million, or 9.0%, to $14.5 million from $13.3 million for the same period in 2000 and, as a percentage of sales, increased to 31.7% from 30.6% for the same period in 2000. This increase was primarily due to the factors described above.

Amortization of goodwill and intangible assets. For the three months ended September 30, 2001, amortization of goodwill and intangible assets increased by $0.2 million, or 7.1%, to $3.0 million from $2.8 million for the same period in 2000. This increase was primarily due to an increase of $0.3 million of amortization expense at AGS associated with the Lindy acquisition partially offset by intangible assets with lower amortization schedules in the later part of their lives, and intangible assets that have been fully amortized.

Income from operations. For the three months ended September 30, 2001, income from operations increased by $1.0 million, or 9.5%, to $11.5 million from $10.5 million for the same period in 2000 and, income from operations as a percentage of sales improved to 25.1% from 24.2% for the same period in 2000. This increase was primarily due to the factors described above.

Interest expense. For the three months ended September 30, 2001, interest expense decreased by $0.6 million, or 6.8%, to $8.2 million from $8.8 million for the same period in 2000 and interest expense as a percentage of sales decreased to 17.9% from 20.3% for the same period in 2000. The interest expense for the three months ended September 30, 2001 and 2000 relates to debt associated with the Acquisition and Recapitalization, and the acquisition of Lindy on May 9, 2001. Since Weekly Reader is jointly and severally liable for that debt, the interest expense related to that debt is reflected in the financial statements of Weekly Reader.

Income tax provision (benefit). For the three months ended September 30, 2001, provision for income taxes increased by $0.8 million or 133.3% to $0.2 million from an income tax benefit of $0.6 million for the same period in 2000.

Net Income. For the three months ended September 30, 2001, net income increased by $0.8 million, or 34.8%, to $3.1 million from $2.3 million for the same period in 2000. Net income as a percentage of net sales increased to 6.8% for the three months ended September 30, 2001 from 5.3% for the same period in 2000. This increase was primarily due to the factors described above.

EBITDA. For the three months ended September 30, 2001, EBITDA increased $1.2 million, or 8.7%, to $15.0 million from $13.8 million for the same period in 2000. This increase is primarily attributable to $2.2 million of increased gross profit driven by higher sales and product mix, partially offset by $1.0 million higher costs and expenses for the three months ended September 30, 2001 compared to the same period in 2000.

Results of Operations for the three months ended September 30, 2001 -- CompassLearning, Inc.

The following table sets forth, for the periods indicated, statement of operations data for CompassLearning, expressed in millions of dollars and as a percentage of net revenue.

                                                                                   Three Months Ended September 30
                                                                              2000(a)                  2001
                                                                  --------------------------------  --------------------------------
                                                                    Amount       % of Net Sales       Amount       % of Net Sales
                                                                  -----------   ------------------  ------------  ------------------
                                                                                        (Dollars in millions)
Revenue, net                                                          $ 13.4               100.0%        $ 14.2              100.0%
Cost of goods sold                                                       5.3                39.6%           5.0               35.2%
                                                                  -----------   ------------------  ------------  ------------------
Gross profit                                                           $ 8.1                60.4%         $ 9.2               64.8%
Costs and expenses:
      Sales and marketing                                                4.5                33.7%           5.5               38.7%
      Research and development                                           0.2                 1.5%           0.8                5.6%
      General and administrative                                         1.1                 8.2%           1.5               10.6%
      Depreciation                                                       0.3                 2.2%           0.3                2.1%
                                                                  -----------   ------------------  ------------  ------------------
                                                                         6.1                45.5%           8.1               57.0%
                                                                  -----------   ------------------  ------------  ------------------
Income before amortization of goodwill and intangible assets,
interest expense, income taxes and other, net                            2.0                14.9%           1.1                7.8%
Amortization of goodwill and intangible assets                           2.6                19.4%           2.5               17.6%
                                                                  -----------   ------------------  ------------  ------------------
Loss from operations                                                    (0.6)               (4.6%)         (1.4)              (9.8%)
Interest expense                                                        (8.8)              (65.7%)         (8.1)             (57.0%)
Other, net                                                                 -                    -             -                   -
                                                                  -----------   ------------------  ------------  ------------------
Loss before income tax provision                                        (9.4)              (70.2%)         (9.5)             (66.8%)
Income tax provision                                                       -                    -             -                   -
                                                                  -----------   ------------------  ------------  ------------------
Net loss                                                                (9.4)              (70.2%)         (9.5)             (66.8%)
                                                                  ===========   ==================  ============  ==================

                                                                  -----------   ------------------  ------------  ------------------
      EBITDA(b)                                                        $ 2.3                17.2%         $ 1.4                9.9%
                                                                  ===========   ==================  ============  ==================

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

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenue, net. For the three months ended September 30, 2001, net revenue increased $0.8 million, or 6.0%, to $14.2 million from $13.4 million for the same period in 2000. This increase was due to (1) an increase in software revenue of $0.5 million, or 7.0%, to $7.4 million for the period ended September 30, 2001 from $6.9 million in 2000 primarily as a result of higher market coverage with a more seasoned sales force and reduced market confusion as a result of numerous smaller startup companies exiting the marketplace due to poor sales performance or loss of additional financing, (2) an increase in service revenue from technical support of $0.5 million, or 17.2%, to $3.7 million for the period ended September 30, 2001 from $3.2 million in 2000, and (3) an increase in service revenue from professional development services of $0.1 million or 3.9% to $2.6 million for the period ended September 30, 2001 from $2.5 million in 2000 offset by (4) a planned decrease in hardware revenue of $0.3 million, or 42.3%, to $0.5 million for the period ended September 30, 2001 from $0.8 million in 2000.

 CompassLearning                                                       Variance to 2000
 Net Revenue for the three months                                   -----------------------
 ended September 30,                           2001       2000           $           %
------------------------------------------  ---------- -----------  -----------  ----------
 ($000)
 Software                                       7,427       6,938          489        7.0%
 Professional Development                       2,595       2,497           98        3.9%
 Technical Support                              3,715       3,169          546       17.2%
 Hardware                                         481         834         (353)     (42.3%)

                                            ---------- -----------  -----------  ----------
 Compass - Consolidated                        14,218      13,438          780        5.8%
                                            ---------- -----------  -----------  ----------
 Non-core revenue:
   Compass Hardware business (a)                  481         834         (353)     (42.3%)
                                            ---------- -----------  -----------  ----------
 Compass - Core business                       13,737      12,604        1,133        9.0%
                                            ========== ===========  ===========  ==========

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

It is our strategy to grow our core business, which is the electronic courseware and the related professional development services of training our customers in implementing that electronic courseware most efficiently as well as software maintenance from technical support services. Revenue from these sources increased $1.1 million or 9.0% to $13.7 million for the period ended September 30, 2001 compared to $12.6 million in 2000. Gross profit. For the three months ended September 30, 2001, gross profit increased $1.1 million, or 13.0%, to $9.2 million from $8.1 million in 2000. Gross profit as a percent of revenue increased to 64.8% from 60.4% for the same period in 2000.

Costs and expenses. For the three months ended September 30, 2001, costs and expenses increased $2.0 million, or 32.8%, to $8.1 million from $6.1 million in 2000, and costs and expenses as a percentage of revenue increased to 57.0% from 45.5% in 2000. The increase was primarily due to a $1.0 million increase in sales and marketing expense, $0.6 million increase in research and development expense, and $0.4 million increase in general and administrative expenses.

Sales and marketing expense increased $1.0 million or 22.2%, to $5.5 million from $4.5 million and as a percentage of revenue increased to 38.7% from 33.7% in 2000. Changes included a $0.7 million increase in commissions related to higher software sales, $0.1 million increase in outside services, and a $0.2 million increase in other operating expenses.

Research and development expense increased $0.6 million, or 300.0%, to $0.8 million from $0.2 million and as a percentage of revenue increased to 5.6% from 1.5% in 2000. The increase was primarily due to adjustments made in 2000 resulting from a change in the company strategy to exit LAN/WAN software development to pursue new worldwide web strategies.

General and administrative expenses increased $0.4 million, or 36.4%, to $1.5 million from $1.1 million, and as a percentage of revenue increased to 10.6% in 2001 from 8.2% in 2000. Changes included $0.7 increase in compensation offset by $0.3 decrease in other operating expenses.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the three months ended September 30, 2001, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net decreased $0.9 million, or 45.0%, to $1.1 million from $2.0 million in 2000 and, as a percentage of net revenue, decreased to 7.8% from 14.9% in 2000, primarily due to the factors described above.

Amortization of goodwill and intangible assets. For the three months ended September 30, 2001, amortization of goodwill and intangible assets decreased $0.1 million or 3.8% to $2.5 million from $2.6 million for the same period in 2000.

Loss from operations. For the three months ended September 30, 2001, loss from operations increased $0.8 million, or 133.3%, to $1.4 million from $0.6 million for the same period in 2000, and loss from operations as a percentage of net revenue increased to a negative 9.8% from a negative 4.6% for the same period in 2000. These increases were primarily due to the factors described above.

Interest expense. For the three months ended September 30, 2001, interest expense decreased $0.7 million, or 8.0%, to $8.1 million from $8.8 million in 2000. CompassLearning is jointly and severally liable for debt associated with the Acquisition and Recapitalization and the acquisition of Lindy on May 9, 2001. Therefore, the interest expense related to that debt is reflected in the financial statements of CompassLearning.

Net loss. For the three months ended September 30, 2001, net loss increased $0.1 million, or 1.1%, to $9.5 million from $9.4 million in 2000, and net loss as a percentage of net revenue decreased to a negative 66.8% from a negative 70.2% in 2000, primarily due to the factors described above.

EBITDA. For the three months ended September 30, 2001, EBITDA decreased $0.9 million, or 39.1%, to $1.4 million from $2.3 million for the same period in 2000. This decrease is primarily attributable to $1.1 million of greater gross profit for the third quarter of 2001 compared to the same period in 2000, offset with $1.0 million of higher sales and marketing expenses, $0.6 million of higher research and development expenses, and $0.4 of higher general and administrative expenses.

Results of Operations for the nine months ended September 30, 2001-- WRC Media Inc. and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net sales.

                                                                                    Nine Months Ended September 30
                                                                              2000(a)                          2001
                                                                    -----------------------------   -------------------------------
                                                                      Amount      % of Net Sales      Amount       % of Net Sales
                                                                    ------------  ---------------   -----------   -----------------
                                                                                        (Dollars in millions)

Sales, net                                                           $  157.6          100.0%       $  161.1          100.0%
Cost of goods sold                                                       49.4           31.3%           45.3           28.1%
                                                                     --------        -------        --------        -------
Gross profit                                                         $  108.2           68.7%       $  115.8           71.9%
Costs and expenses:
       Sales and marketing                                               34.6           22.0%           39.5           24.5%
       Research and development                                           4.3            2.7%            3.8            2.4%
       Distribution, circulation and fulfillment                          8.7            5.5%            9.4            5.8%
       Editorial                                                          7.3            4.6%            7.9            4.9%
       General and administrative                                        20.3           12.9%           19.8           12.3%
       Depreciation                                                       2.0            1.3%            2.4            1.5%
                                                                     --------        -------        --------        -------
                                                                         77.2           49.0%           82.8           51.4%
                                                                     --------        -------        --------        -------
Income before amortization of goodwill and intangible assets,
interest expense, income taxes and other, net                            31.0           19.7%           33.0           20.5%
Amortization of goodwill and intangible assets                           56.7           36.0%           51.3           31.8%
                                                                     --------        -------        --------        -------
Loss from operations                                                    (25.7)         (16.3%)         (18.3)         (11.3%)
Interest expense, including amortization
of deferred financing costs                                             (26.4)         (16.8%)         (25.5)         (15.8%)
Loss on investments                                                    --             --                (0.4)          (0.2%)
Other, net                                                                0.2            0.1%           (0.5)          (0.3%)
                                                                     --------        -------        --------        -------
Loss before income tax provision                                        (51.9)         (33.0%)         (44.7)         (27.6%)
Income tax provision                                                      0.2            0.1%            0.5            0.3%
                                                                     --------        -------        --------        -------
Net loss                                                             $  (52.1)         (33.1%)      $  (45.2)         (27.9%)
                                                                     ========        =======        ========        =======

       EBITDA(b)                                                     $   33.6           21.3%       $   36.3           22.5%
                                                                     ========        =======        ========        =======

(a) Certain reclassifications have been made to the prior year in order to be consistent with current year presentation.

(b) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization not including WRC Media's unrestricted subsidiaries. EBITDA for the nine months ended September 30, 2000 excludes $0.4 million of non-recurring expenses related to changing CompassLearning's name from its predecessor's name. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.
Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and ThinkBox. "Unrestricted Subsidiaries" under its Credit Agreement so as to: (i) exclude them from all the negative covenants in the Credit Agreement, including the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and
(ii) Permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox performance will not be in any covenant calculations. Accordingly, Consolidated EBITDA (before unrestricted subsidiaries) is defined as WRC Media consolidated EBITDA excluding the $1.8 million EBITDA loss contributed by its unrestricted subsidiaries - ChildU and its investment in ThinkBox.



Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Sales, net. For the nine months ended September 30, 2001, net sales increased $3.5 million, or 2.2%, to $161.1 million from $157.6 million for the same period in 2000. This increase was primarily due to a increase in sales at Weekly Reader of $3.5 million, or 3.2%, to $112.0 million for the nine months ended September 30, 2001 from $108.5 million for the same period in 2000 combined with $0.4 million of sales recorded by ChildU for the period of WRC Media ownership, May 9, 2001 through September 30, 2001, partially offset by a decrease in sales at CompassLearning of $0.4 million, or 0.8%, to $48.7 million for the nine months ended September 30, 2001 from $49.1 million for the same period in 2000. The increase in sales at Weekly Reader was the result of (1) an increase in sales at AGS of $1.7 million, or 4.0%, to $45.3 million for the nine months ended September 30, 2001 from $43.6 million for the same period in 2000 as a result of increases in sales of our curriculum products, primarily textbooks; (2) an increase in sales at World Almanac of $1.3 million, or 3.6%, to $38.1 million from $36.8 million for the same period in 2000, as a result of higher licensing revenue and higher sales at Facts On File News Services and WAE Library Services partially offset by lower sales at Gareth Stevens. The higher sales at Facts On File are driven by higher sales of FACTS.com and Issues and Controversies On-Line. The higher sales at WAE Library Services are driven by higher sales from its telemarketing and web site channels. The lower sales at Gareth Stevens are driven by lower sales in its telemarketing and wholesale channels. Excluding Funk & Wagnalls, net sales increased by $1.6 million, or 4.7% to $35.6 million from $34.0 million in 2000. World Almanac is no longer soliciting new subscribers for its Yearbooks since the print edition of the Funk & Wagnalls Encyclopedia was discontinued. Accordingly, Funk & Wagnalls sales of Yearbooks are naturally declining year-over-year, as it is entirely dependent upon sales orders from existing customers via renewals; and (3) an increase in sales at Weekly Reader, not including World Almanac and American Guidance, of $0.5 million, or 1.6% to $28.6 million from $28.1 million for the same period in 2000. This increase was primarily attributable to higher elementary periodical revenue, $0.3 million; higher secondary periodical revenue, $0.7 million; higher licensing revenue, $0.3 million; combined with higher Lifetime Learning Systems revenue, $0.2 million partially offset by lower Skills books revenue, $1.1 million.

At CompassLearning, net revenue decreased $0.4 million, or 0.8%, to $48.7 million from $49.1 million for the same period in 2000. This decrease was due to
(1) a planned decrease in hardware revenue of $3.6 million, or 63.2%, to $2.1 million for the period ended September 30, 2001 from $5.7 million in 2000, (2) a decrease in service revenue from technical support of $0.5 million, or 4.4%, to $11.1 million for the period ended September 30, 2001 from $11.6 million in 2000 primarily as a result of decreased hardware maintenance contracts, and (3) a decrease in service revenue from professional development services of $0.6 million or 6.5% to $7.4 million for the period ended September 30, 2001 from $8.0 million in 2000, offset by an increase in software revenue of $4.3 million, or 18.3%, to $28.1 million for the period ended September 30, 2001 from $23.8 million in 2000 primarily as a result of higher market coverage with a seasoned sales force, customers accelerating buying decisions in order to be ready for school year, and reduced market confusion as a result of many smaller startup companies exiting the marketplace due to poor sales performance or loss of additional financing.

Net revenue for the nine months ended September 30, 2001 - excluding de-emphasized non-core business lines of hardware and Funk & Wagnalls Yearbooks increased $7.5 million, or 5.0%, to $156.6 million from $149.1 million for the same period in 2000, shown in the following table:

                                                                           Variance to
  ($000)                                                                   Prior Year
  Net Revenue for the nine months                                   -----------------------
  ended September 30,                          2001       2000           $           %
------------------------------------------  ---------- -----------  -----------  ----------

 Weekly Reader                                 28,561      28,109          452        1.6%
 AGS                                           45,307      43,578        1,729        4.0%
 World Almanac                                 38,099      36,773        1,326        3.6%
 Compass                                       48,747      49,092         (345)      (0.7%)
 Child U                                          417           -          417      N/A
                                            ---------- -----------  -----------  ----------

 WRC Media - Consolidated                     161,131     157,552        3,579        2.3%
                                            ---------- -----------  -----------  ----------
 Non-core revenue:
   Compass Hardware business                    2,058       5,739       (3,681)     (64.1%)
   World Almanac's Funk & Wagnall's
      Encyclopedia business                     2,473       2,726         (253)      (9.3%)
                                            ---------- -----------  -----------  ----------

 WRC Media - Core business                    156,600     149,087        7,513        5.0%
                                            ========== ===========  ===========  ==========


Gross profit. For the nine months ended September 30, 2001, gross profit increased by $7.6 million, or 7.0%, to $115.8 million from $108.2 million for the same period in 2000. This increase was due to an increase in gross profit at CompassLearning of $3.7 million, or 12.6%, to $33.0 million from $29.3 million in 2000 primarily due to higher software revenue combined with an increase in gross profit at Weekly Reader of $3.6 million, or 4.6%, to $82.5 million for the nine months ended September 30, 2001 from $78.9 million for the same period in 2000 and $0.3 million of gross profit contributed by ChildU for the period from inception (May 9, 2001) through September 30, 2001. The increase in gross profit at Weekly Reader was a result of (1) an increase in gross profit at American Guidance of $2.3 million, or 7.3%, to $34.0 million for the nine months ended September 30, 2001 from $31.7 million for the same period in 2000 primarily due a change in sales mix resulting in a higher gross profit margin combined with the increased sales described above; (2) an increase in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $0.3 million, or 1.3%, to $23.0 million for the nine months ended September 30, 2001 from $22.7 million for the same period in 2000 due to higher sales described above; and (3) an increase in gross profit at World Almanac of $1.0 million, or 4.0 % to $25.4 million for the nine months ended September 30, 2001 from $24.4 million for the same period in 2000 due to higher sales described above.

WRC Media's gross profit as a percentage of sales increased to 71.9% for the nine months ended September 30, 2001 from 68.7% for the same period in 2000, primarily due to change in sales mix at CompassLearning- sales of higher margin software increased 18.3% for the nine months ended September 30, 2001 compared to the same period in 2000.

Costs and expenses. For the nine months ended September 30, 2001, costs and expenses increased by $5.6 million, or 7.3%, to $82.8 million from $77.2 million for the same period in 2000. This was primarily attributable to increased sales and marketing expenses, which increased $4.9 million for the nine months ended September 30, 2001, or 14.2%, to $39.5 million from $34.6 million for the same period in 2000.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the nine months ended September 30, 2001, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased by $2.0 million, or 6.5%, to $33.0 million from $31.0 million for the same period in 2000, and as a percentage of sales increased to 20.5% from 19.7% for the same period in 2000. These increases were primarily due to the increase in gross profit described above, partially offset by the increase in sales and marketing expense, also described above.

Amortization of goodwill and intangible assets. For the nine months ended September 30, 2001, amortization of goodwill and intangible assets decreased by $5.4 million, or 9.5%, to $51.3 million from $56.7 million for the same period in 2000. This decrease was primarily due to a decrease in amortization of a non-compete agreement, which ends in November 2001.

Loss from operations. For the nine months ended September 30, 2001, loss from operations decreased $7.4 million, or 28.8%, to $18.3 million from $25.7 million for the same period in 2000. This decrease was primarily due to the decrease in amortization of goodwill and intangible assets of $5.4 million combined with an increase of $2.0 million in income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net also described above.

Interest expense, including amortization of deferred financing costs. For the nine months ended September 30, 2001, interest expense decreased by $0.9 million, or 3.4%, to $25.5 million from $26.4 million for the same period in 2000 and interest expense as a percentage of sales decreased to 15.8% for the nine months ended September 30, 2001 from 16.8% for the same period in 2000. Interest expense for the nine months ended September 30, 2001 and 2000 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization and the acquisition of Lindy on May 9, 2001.

Other, net. For the nine months ended September 30, 2001, other, net decreased $0.7 million, or 350.0%, to an expense of $0.5 million from income of $0.2 million for the same period in 2000. This decrease was primarily due to a management fee incurred from a shareholder, which was not charged in 2000.

Income tax provision (benefit). For the nine months ended September 30, 2001, provision for income taxes increased by $0.3 million or 150.0% due to an income tax provision of $0.5 million up from a provision for income taxes of $0.2 million for the same period in 2000.

Net loss. For the nine months ended September 30, 2001, net loss decreased by $6.9 million, or 13.3%, to $45.2 million from $52.1 million for the same period in 2000 primarily as a result of the $5.4 million decrease in amortization expenses for intangible assets combined with an increase of $2.0 million in income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net also described above. Net loss as a percentage of net sales decreased to negative 27.9% for the nine months ended September 30, 2001 from negative 33.1% for the same period in 2000.

EBITDA. For the nine months ended September 30, 2001, EBITDA increased $2.7 million, or 8.0%, to $36.3 million from $33.6 million for the same period in 2000. This increase is primarily attributable to $7.6 million of greater gross profit for the nine months ended September 30, 2001 compared to the same period in 2000, offset by $4.9 million of higher selling, general and administrative expenses.

Results of Operations for the nine months ended September 30, 2001 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.

                                                                                       Nine Months Ended September 30
                                                                           2000                             2001
                                                                      ---------------------------------  ---------------------------
                                                                          Amount   % of Net Sales      Amount      % of Net Sales
                                                                      -----------  ----------------  ------------  ----------------
                                                                                          (Dollars in millions)

Sales, net                                                             $  108.5          100.0%         $  112.0            100.0%
Cost of goods sold                                                         29.6           27.3%             29.5             26.3%
                                                                       --------        -------          --------          -------
Gross profit                                                           $   78.9           72.7%         $   82.5             73.7%
Costs and expenses:
       Sales and marketing                                                 18.2           16.8%             21.2             19.0%
       Distribution, circulation and fulfillment                            8.7            8.0%              9.4              8.4%
       Editorial                                                            7.3            6.7%              7.9              7.1%
       General and administrative                                          15.4           14.2%             14.0             12.5%
       Depreciation                                                         1.4            1.3%              1.5              1.3%
                                                                       --------        -------          --------          -------
                                                                           51.0           47.0%             54.0             48.3%
                                                                       --------        -------          --------          -------
Income before amortization of goodwill and intangible assets,
  interest expense, income taxes and other, net                            27.9           25.7%             28.5             25.4%
Amortization of goodwill and intangible assets                              9.3            8.6%              8.9              7.9%
                                                                       --------        -------          --------          -------
Income from operations                                                     18.6           17.1%             19.6             17.5%
Interest Expense                                                          (25.6)         (23.6%)           (24.9)           (22.2%)
Other, net                                                                  0.1            0.1%              0.1              0.1%
                                                                       --------        -------          --------          -------
Loss before income tax provision                                           (6.9)          (6.4%)            (5.2)            (4.6%)
Income tax provision                                                        0.2            0.2%              0.3              0.3%
                                                                       --------        -------          --------          -------
Net loss                                                               $   (7.1)          (6.6%)        $   (5.5)            (4.9%)
                                                                       ========        =======          ========          =======

       EBITDA(a)                                                       $   29.4           27.1%         $   30.1             26.9%
                                                                       ========        =======          ========          =======

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


Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Sales, net. For the nine months ended September 30, 2001, net sales increased $3.5 million, or 3.2% to $112.0 million for the nine months ended September 30, 2001 from $108.5 million for the same period in 2000. The increase in sales was the result of (1) an increase in sales at AGS of $1.7 million, or 4.0%, to $45.3 million for the nine months ended September 30, 2001 from $43.6 million for the same period in 2000 as a result of increases in sales of our curriculum products, primarily textbooks; (2) an increase in sales at World Almanac of $1.3 million, or 3.6%, to $38.1 million from $36.8 million for the same period in 2000, as a result of higher licensing revenue and higher sales at Facts On File News Services and WAE Library Services partially offset by lower sales at Gareth Stevens. The higher sales at Facts On File are driven by higher sales of FACTS.com and Issues and Controversies On-Line. The higher sales at WAE Library Services are driven by higher sales from its telemarketing and web site channels. The lower sales at Gareth Stevens are driven by lower sales in its telemarketing and wholesale channels. Excluding Funk & Wagnalls, net sales increased by $1.6 million, or 4.7% to $35.6 million from $34.0 million in 2000. World Almanac is no longer soliciting new subscribers for its Yearbooks since the print edition of the Funk & Wagnalls Encyclopedia was discontinued. Accordingly, Funk & Wagnalls sales of Yearbooks are naturally declining year-over-year, as it is entirely dependent upon sales orders from existing customers via renewals; and (3) an increase in sales at Weekly Reader, not including World Almanac and American Guidance, of $0.5 million, or 1.6% to $28.6 million from $28.1 million for the same period in 2000. This increase was primarily attributable to higher elementary periodical revenue, $0.3 million; higher secondary periodical revenue, $0.7 million; higher licensing revenue, $0.3 million; combined with higher Lifetime Learning Systems revenue, $0.2 million partially offset by lower Skills books revenue, $1.1 million. The drop in Skills book revenue is attributable to the year 2001 not representing a presidential election year, which was the case in the prior year. Skills book revenue significantly increases in presidential election years.

Gross profit. For the nine months ended September 30, 2001, gross profit increased by $3.6 million, or 4.6%, to $82.5 million from $78.9 million for the same period in 2000. The increase in gross profit was a result of (1) an increase in gross profit at American Guidance of $2.3 million, or 7.3%, to $34.0 million for the nine months ended September 30, 2001 from $31.7 million for the same period in 2000 primarily due a change in sales mix resulting in a higher gross profit margin combined with the increased sales described above; (2) an increase in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $0.3 million, or 1.3%, to $23.0 million for the nine months ended September 30, 2001 from $22.7 million for the same period in 2000 due to higher sales described above; and (3) an increase in gross profit at World Almanac of $1.0 million, or 4.0 % to $25.4 million for the nine months ended September 30, 2001 from $24.4 million for the same period in 2000 due to higher sales described above.

Costs and expenses. For the nine months ended September 30, 2001, costs and expenses increased by $3.0 million, or 5.9%, to $54.0 million for the nine months ended September 30, 2001 from $51.0 million for the same period in 2000, primarily due to an increase in sales and marketing expenses. At AGS, sales and marketing expense increased $1.6 million to $9.7 million for the nine months ended September 30, 2001 from $8.1 million in the prior year primarily due to costs and expenses incurred related to the launch of its new GRADE product as well as the launch of its Lindy products subsequent to the acquisition on May 9, 2001. At World Almanac, sales and marketing costs increased $0.6 million or 13.5% primarily WAE Library Services. At Weekly Reader, sales and marketing costs increased $0.8 million or 13.8% primarily driven by higher direct mail costs associated with the promotion of it elementary and secondary periodicals business. Costs and expenses as a percentage of sales increased to 48.3% for the nine months ended September 30, 2001 from 47.0% for the same period in 2000.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the nine months ended September 30, 2001, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased by $0.6 million, or 2.2%, to $28.5 million from $27.9 million for the same period in 2000 and, as a percentage of sales, decreased to 25.4% from 25.7% for the same period in 2000.

Amortization of goodwill and intangible assets. For the nine months ended September 30, 2001, amortization of goodwill and intangible assets decreased by $0.4 million, or 4.3%, to $8.9 million from $9.3 million for the same period in 2000. This decrease was primarily due to intangible assets with lower amortization schedules in the later part of their lives, and intangible assets that have been fully amortized.

Income from operations. For the nine months ended September 30, 2001, income from operations increased $1.0 million or 5.4% to $19.6 million from $18.6 million for the same period in 2000 and, income from operations as a percentage of sales increased to 17.5% from 17.1% for the same period in 2000. These increases were primarily due to the factors described above.

Interest expense. For the nine months ended September 30, 2001, interest expense decreased by $0.7 million, or 2.7%, to $24.9 million from $25.6 million for the same period in 2000 and interest expense as a percentage of sales decreased to 22.2% from 23.6% for the same period in 2000. The interest expense for the nine months ended September 30, 2001 and 2000 primarily relates to debt associated with the Acquisition and Recapitalization and the acquisition of Lindy on May 9, 2001. Since Weekly Reader is jointly and severally liable for that debt, the interest expense related to that debt is reflected in the financial statements of Weekly Reader.

Income tax provision. For the nine months ended September 30, 2001, provision for income taxes increased by $0.1 million or 50.0% to $0.3 from a provision for income taxes of $0.2 million for the same period in 2000.

Net loss. For the nine months ended September 30, 2001, net loss decreased by $1.6 million, or 22.5%, to $5.5 million from $7.1 million for the same period in 2000. Net loss as a percentage of net sales decreased to 4.9% for the nine months ended September 30, 2001 from 6.6% for the same period in 2000. This decrease was primarily due to the factors described above.

EBITDA. For the nine months ended September 30, 2001, EBITDA increased $0.7 million, or 2.4%, to $30.1 million from $29.4 million for the same period in 2000. This increase is primarily driven by $3.6 million of higher gross profit from greater sales partially offset by $2.9 million higher selling, distribution and editorial expenses increased expenses for the nine months ended September 30, 2001 compared to the same period in 2000.

Results of Operations for the nine months ended September 30, 2001 -- CompassLearning, Inc.

The following table sets forth, for the periods indicated, statement of operations data for CompassLearning, expressed in millions of dollars and as a percentage of net revenue.

                                                                                    Nine Months Ended September 30
                                                                                 2000(a)                        2001
                                                                   --------------------------------  -----------------------------
                                                                        Amount     % of Net Sales       Amount    % of Net Sales
                                                                   -------------   ----------------  ----------   ----------------
                                                                                             (Dollars in millions)

Revenue, net                                                          $  49.1         100.0%         $  48.7            100.0%
Cost of goods sold                                                       19.8          40.3%            15.7             32.2%
                                                                      -------       -------          -------          -------
Gross profit                                                          $  29.3          59.7%         $  33.0             67.8%
Costs and expenses:
      Sales and marketing                                                16.4          33.4%            18.0             37.0%
      Research and development                                            4.3           8.8%             2.9              6.0%
      General and administrative                                          4.9          10.0%             5.1             10.5%
      Depreciation                                                        0.6           1.2%             0.9              1.8%
                                                                      -------       -------          -------          -------
                                                                         26.2          53.4%            26.9             55.3%
                                                                      -------       -------          -------          -------
Income before amortization of goodwill and intangible assets,
interest expense, income taxes and other, net                             3.1           6.3%             6.1             12.5%
Amortization of goodwill and intangible assets                            7.8          15.9%             7.6             15.6%
                                                                      -------       -------          -------          -------
Loss from operations                                                     (4.7)         (9.6%)           (1.5)            (3.1%)
Interest expense                                                        (25.6)        (52.1%)          (24.8)           (50.9%)
Other, net                                                                --            --               --               --
                                                                      -------       -------          -------          -------
Loss before income tax provision                                        (30.3)        (61.7%)          (26.3)           (54.0%)
Income tax provision                                                      --            --               --               --
                                                                      -------       -------          -------          -------
Net loss                                                              $ (30.3)        (61.7%)        $ (26.3)           (54.0%)
                                                                      =======       =======          =======          =======

                                                                      -------       -------          -------          -------
      EBITDA(b)                                                       $   4.2           8.6%         $   7.0             14.4%
                                                                      =======       =======          =======          =======


(a) Certain reclassifications have been made to the prior year in order to be consistent with current year presentation.

(b) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA for the nine months ended September 30, 2000 excludes $0.4 million of non-recurring expenses related to changing CompassLearning's name from its predecessor's name. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.


Nine months Ended September 30, 2001 Compared to Nine months Ended September 30, 2000

Revenue, net. For the nine months ended September 30, 2001, net revenue decreased $0.4 million, or 0.8%, to $48.7 million from $49.1 million for the same period in 2000. This decrease was due to (1) a planned decrease in hardware revenue of $3.6 million, or 64.1%, to $2.1 million for the period ended September 30, 2001 from $5.7 million in 2000, (2) a decrease in service revenue from technical support of $0.5 million, or 4.4%, to $11.1 million for the period ended September 30, 2001 from $11.6 million in 2000 primarily as a result of decreased hardware maintenance contracts, and (3) a decrease in service revenue from professional development services of $0.6 million or 6.5% to $7.4 million for the period ended September 30, 2001 from $8.0 million in 2000, offset by an increase in software revenue of $4.3 million, or 18.3%, to $28.1 million for the period ended September 30, 2001 from $23.8 million in 2000 primarily as a result of higher market coverage with a seasoned sales force, customers accelerating buying decisions in order to be ready for school year, and reduced market confusion as a result of many smaller startup companies exiting the marketplace due to poor sales performance or loss of additional financing.


 ($000)                                                                 Variance to 2000
 Net Revenue for the nine months            ---------- -----------  -----------------------
   ended September 30,                         2001       2000           $           %
------------------------------------------  ---------- -----------  -----------  ----------

 Software                                      28,133      23,773        4,360       18.3%
 Professional Development                       7,429       7,945         (516)      (6.5%)
 Technical Support                             11,127      11,635         (508)      (4.4%)
 Hardware                                       2,058       5,739       (3,681)     (64.1%)

                                            ---------- -----------  -----------  ----------
 Compass - Consolidated                        48,747      49,092         (345)      -0.7%
                                            ---------- -----------  -----------  ----------
 Non-core revenue:
 Hardware (a)                                   2,058       5,739       (3,681)     (64.1%)
                                            ---------- -----------  -----------  ----------
 Compass - Core business                       46,689      43,353        3,336        7.7%
                                            ========== ===========  ===========  ==========

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

It is our strategy to grow our core business, which is the electronic courseware and the related professional development services of training our customers in implementing that electronic courseware most efficiently as well as software maintenance from technical support services. Revenue from these sources increased $3.3 million or 7.7% to $46.7 million for the period ended September 30, 2001 compared to $43.4 million in 2000.

Gross profit. For the nine months ended September 30, 2001, gross profit increased $3.7 million, or 12.6%, to $33.0 million from $29.3 million in 2000 primarily due to higher software revenue. Gross profit as a percent of revenue increased to 67.8% from 59.7% for the same period in 2000.

Costs and expenses. For the nine months ended September 30, 2001, costs and expenses increased $0.7 million, or 2.7%, to $26.9 million from $26.2 million in 2000, and costs and expenses as a percentage of revenue increased to 55.3% from 53.4% in 2000. The increase was primarily due to $1.6 million increase in sales and marketing expense, $0.2 million increase in general and administrative expenses, and $0.3 million increase in depreciation expense, offset by $1.4 million decrease in research and development expense.

Sales and marketing expense increased $1.6 million, or 9.8% to $18.0 million from $16.4 million and as a percentage of revenue increased to 37.0% from 33.4% in 2000. Changes included $1.2 million increase in compensation and commissions, $0.2 million increase in outside services and training, and $0.2 million increase in other operating expenses.

Research and development expense decreased $1.4 million, or 32.6%, to $2.9 million from $4.3 million and as a percentage of revenue decreased to 6.0% in 2001 from 8.8% in 2000. The decrease was primarily due to a decrease in expenses resulting from a change in the company strategy to exit LAN/WAN software development to pursue new worldwide web strategies.

General and administrative expense increased $0.2 million, or 4.1%, to $5.1 million from $4.9 million, and as a percentage of revenue increased to 10.5% in 2001 from 10.0% in 2000. Changes included a $0.5 million increase in compensation and recruiting, offset by a $0.2 million decrease in outside services and training, and $0.1 million decrease in other operating expenses.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the nine months ended September 30, 2001, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased $3.0 million, or 96.8%, to $6.1 million from $3.1 million in 2000 and, as a percentage of net revenue, increased to 12.5% from 6.3% in 2000, primarily due to the factors described above.

Amortization of goodwill and intangible assets. For the nine months ended September 30, 2001, amortization of goodwill and intangible assets decreased $0.2 million, or 2.6%, to $7.6 million from $7.8 million for the same period in 2000.

Loss from operations. For the nine months ended September 30, 2001, loss from operations decreased $3.2 million, or 68.1%, to $1.5 million from $4.7 million for the same period in 2000, and loss from operations as a percentage of net revenue decreased to a negative 3.1% from a negative 9.6% for the same period in 2000. These decreases were primarily due to the factors described above.

Interest expense. For the nine months ended September 30, 2001, interest expense decreased $0.8 million, or 3.1%, to $24.8 million from $25.6 million in 2000. CompassLearning is jointly and severally liable for debt associated with the Acquisition and Recapitalization and the Lindy acquisition on May 9, 2001; therefore, the interest expense related to that debt is reflected in the financial statements of CompassLearning.

Net loss. For the nine months ended September 30, 2001, net loss decreased $4.0 million, or 13.2%, to $26.3 million from $30.3 million in 2000, and net loss as a percentage of net revenue decreased to a negative 54.0% from a negative 61.7% in 2000, primarily due to the factors described above.

EBITDA. For the nine months ended September 30, 2001, EBITDA increased $2.8 million, or 66.7%, to $7.0 million from $4.2 million for the same period in 2000. This increase is primarily attributable to $3.7 million of greater gross profit for the first nine months of 2001 compared to the same period in 2000, combined with $1.4 million of lower research and development expenses, partially offset by $1.6 million in higher sales and marketing expenses. CompassLearning gross profit increased $3.7 million, or 12.6%, for the first nine months of 2001 compared to the same period in 2000, primarily due to the replacement of $0.3 million of hardware and service gross margin with $4.0 million of higher software gross margin attributable to higher software sales. CompassLearning's gross profit margin improved to 67.8% for the first nine months - from 59.7% for the same period in 2000.

Liquidity and Capital Resources

WRC Media's sources of cash are its operating subsidiaries, Weekly Reader Corporation and CompassLearning, Inc. and a $30.0 million revolving credit facility. As of September 30, 2001, $7.0 million of the revolving credit facility has been drawn. Additionally, a stand-by letter of credit in the amount of $2.0 million is outstanding in connection with a real estate lease. While this letter of credit is in effect, it reduces available borrowing under the revolving credit facility by $2.0 million. These sources of cash are considered adequate for the Company's needs for the foreseeable future.

For the January through June time period, WRC Media and its subsidiaries usually experience negative cash flow due to the seasonality of its business. As a result of this business cycle, borrowings usually increase during the period January through June, and borrowings generally will be at its lowest point in October. WRC Media's cash and cash equivalents was $9.3 million at September 30, 2001. Included in cash is approximately $4.4 million of restricted monies which represent the remaining proceeds from the issuance of $13.7 million 18% Junior Cumulative Convertible Preferred Stock on May 9, 2001 used to purchase and fund ChildU and its minority investment in ThinkBox. The $4.4 million in funds cannot be commingled with WRC Media's cash from operations or borrowings under its revolving credit facility. Similarly, the Company cannot use cash from operations or borrowings under its revolving credit facility to fund ChildU's operation or WRC Media's investment in ThinkBox.

WRC Media and its subsidiaries' principal uses of cash are for debt service, capital expenditures, working capital and acquisitions. For the nine months ended September 30, 2001, WRC Media and its subsidiaries' operations used $3.9 million in cash in operating activities.

For the nine months ended September 30, 2001, WRC Media and its subsidiaries' investing activities included: the acquisition of ChildU for $11.3 million, the acquisition of Lindy for $7.0 million, capital expenditures of $2.9 million and investment in ThinkBox of $2.7 million. Weekly Reader's capital expenditures, which consisted primarily of expenditures for property and equipment, were $2.8 million for the nine months ended for September 30, 2001. CompassLearning's capital expenditures, which consisted primarily of purchases of computer equipment, were $0.1 million for the nine months ended September 30, 2001.

WRC Media and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the nine months ended September 30, 2001, financing activities provided cash of $34.1 million, which resulted from proceeds from the issuance of preferred stock of $13.7 million, proceeds from issuance of common stock of $6.5 million, proceeds from term loans of $10.0 million and borrowings of $7.0 million under the revolving credit facility and a repayment of $3.1 million of the senior secured term loans. The proceeds from the issuance of the preferred stock and common stock were used to acquire ChildU and allow WRC Media to make its strategic investment in ThinkBox. The $10.0 million in proceeds from term loans was used to acquire Lindy for $7.0 million an the $3.0 million excess funds from the proceeds from term loans were used for general corporate purposes, primarily repayment of revolving credit advances.

Working Capital

As of September 30, 2001, WRC Media and its subsidiaries had a working capital deficit of $19.3 million. Weekly Reader subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription. Excluding Weekly Reader deferred revenue of $25.8 million as of September 30, 2001 related to 2001-2002 school year subscriptions results in positive working capital of $6.5 million. There are no unusual registrant or industry practices or requirements relating to working capital items.

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

Events of September 11, 2001

Operating results were impacted in the days and weeks immediately after the tragic events of September 11, 2001. The events of September 11th resulted in canceled school board meetings, additional pressure on library spending and re-directed advertising spending from our corporate sponsored periodicals to WTC relief efforts. We hope this phenomenon is short-term and that most of the business affected was not necessarily lost but deferred. The canceled school board meetings in late September resulted in lower CompassLearning(TM) software sales than originally expected in the third quarter of 2001. However, our CompassLearning(TM) pipeline remains strong, up significantly over 2000, and we have made significant investments in revenue opportunities at all of our units which should continue to positively impact operating results in the months ahead. At WRC's other operating units, sales presentations and conferences were canceled (AGS Violence Conference with 40 top school districts was canceled), September mail delayed for at least one week due to airlines not flying resulting in schools especially in the Northeast not accepting packages affecting WRC's telemarketing and catalog businesses and continued telephone outages in New York have disrupted our World Almanac telemarketing operations.

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

WRC is subject to market risk exposure related to changes in interest rates on the $141.3 million (as of September 30, 2001) senior secured term loans under the senior credit facilities. Interest on borrowings under the senior credit facilities will bear interest at a rate per annum equal to:

        (1) For the revolving credit facility maturing in six years and the $36.3 million senior secured term loan A facility maturing in six years, the LIBO rate as defined in the credit agreement plus 3.50% or the alternate base rate as defined in the credit agreement plus 2.50% subject to performance-based step downs; and
        (2) For the $98.0 million senior secured term loan B facility maturing in seven years, the LIBO rate plus 4.25% or the alternate base rate plus 3.25%.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Martin E. Kenney, Jr.
------------------------------------------------------
Martin E. Kenney, Jr.
Director: WRC Media, Weekly Reader and CompassLearning;
Chief Executive Officer: WRC Media and CompassLearning;
President: CompassLearning; and
Executive Vice President, Weekly Reader


/s/ Robert S. Lynch
------------------------------------------------------
Robert S. Lynch
Director: WRC Media, Weekly Reader and CompassLearning;
Executive Vice President, Chief Operating Officer:
WRC Media and CompassLearning; and
Treasurer: WRC Media, Weekly Reader and CompassLearning


/s/ Richard Nota
------------------------------------------------------
Richard Nota
Vice President, Finance: WRC Media