Form 10-K
period 2001-12-31
WRC MEDIA INC
filed 2002-03-12
CIK 1102329

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001     Commission File No.  333-96119

WRC MEDIA INC.                           WEEKLY READER CORPORATION
(Exact name of Registrant as            (Exact name of Registrant as
specified in its charter)                specified in its charter)

DELAWARE                                 DELAWARE
(State or other jurisdiction            (State or other jurisdiction
of incorporation or organization)        of incorporation or organization)

2731                                     2721
(Primary Standard Industrial            (Primary Standard Industrial
 Classification Number)                  Classification Number)

13-4066536                               13-3603780
(I.R.S. Employer                         (I.R.S. Employer
Identification Number)                   Identification Number)

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

                        Securities Registered Pursuant to
                           Section 12 (g) of the Act:
                                      None
-------------------------------------------------------------------------------
TITLE OF CLASS                      | NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------------------------------------------------
12 3/4% Senior Subordinated Notes due 2009  |  OVER-THE-COUNTER MARKET
-------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [check mark]

PART I

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

On May 14, 1999, Ripplewood Holdings L.L.C., which specializes in private equity investments, formed WRC Media Inc. (WRC Media) as a holding company to pursue leveraged acquisitions in the media industry. WRC Media now serves as a holding company for CompassLearning, Inc. (CompassLearning), Weekly Reader Corporation and ChildU, Inc. (ChildU). Weekly Reader Corporation includes Weekly Reader and its subsidiaries- American Guidance Service, Inc. (AGS or American Guidance) and World Almanac. CompassLearning was incorporated on May 12, 1999, and Weekly Reader Corporation was incorporated on November 28, 1990. ChildU was incorporated on June 1, 1999 and on May 9, 2001 ChildU merged with WRC Media.

WRC Media acquired CompassLearning on July 14, 1999. Prior to this acquisition, WRC Media had no material operations other than seeking acquisitions. On November 17, 1999, WRC Media completed the recapitalization of the Supplemental Education Group of PRIMEDIA Inc., consisting of the businesses of Weekly Reader, American Guidance and World Almanac and their respective subsidiaries. As a result of this transaction, Weekly Reader became a subsidiary of WRC Media. For more information on the recapitalization of the Supplemental Education Group of PRIMEDIA see Note 1 to the Consolidated Financial Statements of WRC Media. Our operations are now conducted primarily through the following five operating subsidiaries, each of which is a market leader in its respective product categories.

WEEKLY READER. Weekly Reader has been a leading publisher of classroom periodicals for Pre K-12 students for 100 years. Weekly Reader, or its former parent or affiliates of its former parent, acquired Facts On File News Services in 1996, Gareth Stevens, Inc. in 1997 and American Guidance in 1998. We were the largest publisher of classroom periodicals during the 2000-2001 school year in terms of total circulation with over 7.0 million subscribers. In addition to our well-recognized classroom periodicals, such as WEEKLY READER, TEEN NEWSWEEK and CURRENT EVENTS, we publish 168 distinct, grade-specific basic and life skills workbooks. We also publish instructional materials paid for by various sponsors, such as Ford Motor and the National Fire Protection Association, which are distributed for free primarily to K-12 students throughout the United States. For the year ended December 31, 2001, Weekly Reader, not including American Guidance or World Almanac, had net revenue of $47.3 million, representing approximately 20% of our total net revenue during this period.

AMERICAN GUIDANCE. American Guidance has been a leading publisher of individually administered testing and assessment products and supplemental instructional materials for over 40 years. In 1997, American Guidance acquired various assets of Craig-Hart Publishing Company and International Thomson Publishing Inc. In May 2001 AGS acquired the operating assets of Lindy Enterprises, Inc. (Lindy). Lindy develops curriculum-based skills assessment and test preparation products that correlate to national and state curriculum. American Guidance's testing and assessment products are primarily for K-12 students and its supplemental instructional materials are primarily for low-performing students in middle and secondary schools. One or more of American Guidance's testing and assessment products or supplemental instructional materials are used in over 12,000 school districts, or approximately 80% of the school districts in the United States. Our testing and assessment products are used to diagnose learning disabilities and measure the cognitive ability, educational achievement or personal and social adjustment of individual students. American Guidance's supplemental instructional materials include various textbooks and worktexts, many of which we believe set the standard for quality in their respective product categories, with full color content and accompanying extensive teacher support materials. For the year ended December 31, 2001, American Guidance had net revenue of $56.9 million, representing approximately 25% of our total net revenue during this period.

COMPASSLEARNING. CompassLearning is a leader in research-based technology learning solutions, delivering innovative, state-of-the-art educational management and assessment tools and curriculum aligned to local, state, and national standards. Offering more than 7,000 hours of interactive standards-based managed curriculum that inspires educators and students to explore and achieve success, CompassLearning has been serving the K-12 market for over 25 years and its products are a vital part of the learning and teaching process in more than 20,000 schools, representing approximately 19% of all the schools in the United States. For the year ended December 31, 2001, CompassLearning had revenue of $68.5 million, representing approximately 30% of our total net revenue during this period.

CHILDU. ChildU's expertise lies in the web-enabled courseware market. Teamed with the developers at CompassLearning, ChildU will be instrumental in co-developing new web-enabled products for the K-8 market.

WORLD ALMANAC. World Almanac has been a leading publisher of reference and informational materials, as well as other well-known general reference and informational materials, for over 100 years. Over 55% of the approximately 124,000 school and public libraries in the United States have purchased products from World Almanac. World Almanac publishes well-known print reference materials, such as THE WORLD ALMANAC AND BOOK OF FACTS and nonfiction and fiction books for K-8 students under three GARETH STEVENS imprints. In addition, World Almanac publishes electronic reference materials such as the FUNK & WAGNALLS ENCYCLOPEDIA database and an Internet-based version of FACTS ON FILE WORLD NEWS DIGEST, which in its print version is World Almanac's leading subscription-based product with renewal rates averaging approximately 86% from 1997 through 2001. World Almanac also distributes third-party products that are targeted for K-12 students through its World Almanac Education Library Services catalogs. For the year ended December 31, 2001, World Almanac had net revenue of $58.0 million, representing approximately 25% of our total net revenue during this period.

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

STRONG, WELL-ESTABLISHED BRAND NAMES. We believe that we have strong brand names in each of the market segments we serve. Several of our most recognized print titles have been in circulation for up to 100 years or more, including CURRENT EVENTS, a Weekly Reader publication, which was first published in 1902, the PEABODY PICTURE VOCABULARY TEST, which was first published in 1959, and THE WORLD ALMANAC AND BOOK OF FACTS, which was first published in 1868. We believe that our products are well known and trusted by teachers, other educational professionals and parents for their effectiveness and consistent, high quality educational content. Brand name and reputation are significant criteria in the purchasing decision process for supplemental education materials as they are usually selected at the discretion of individual teachers, school and school district-level administrators or parents.

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

STRONG DISTRIBUTION CHANNELS. Our products are used in over 80,000 schools, by over ten million students, in over 6.5 million homes (through Weekly Reader periodicals being taken home) and in over 68,000 school and public libraries. We have an extensive network with direct distribution channels into these end user markets. Some of our products are sold using direct field and telephone sales, emphasizing personal relationships with teachers, school and school district-level administrators and other educational professionals. CompassLearning, for example, uses a three-pronged approach that provides every customer a sales contact, an educational consultant and a technology support person, for comprehensive customer service. We also utilize sophisticated direct mail campaigns, which at Weekly Reader and World Almanac are enhanced by our proprietary databases. These databases track the purchasing habits of teachers, schools and/or librarians for many of our products as well as specific demographics and other factors we believe affect purchasing habits.

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

PRODUCTS AND SERVICES

The following chart outlines our product offerings by primary operating subsidiary in each of the segments of the supplemental education market in which we compete:

                              WEEKLY READER        AMERICAN GUIDANCE        COMPASSLEARNING         WORLD ALMANAC
PRINT AND ELECTRONIC      PERIODICALS:  18       BASIC SKILLS:           ELECTRONIC             TEACHING KITS:  Kits
INSTRUCTIONAL MATERIALS   grade or               Supplemental            COURSEWARE:            developed by World
                          subject-specific       textbooks and           Approximately 7,000    Almanac Education
                          periodicals for Pre    worktexts targeted      hours of proprietary   Library Services
                          K-12 students,         for low-performing      electronic             used to teach a
                          including Weekly       students in middle      courseware for K-12    variety of skills
                          Reeder, Teen           and secondary schools   students, primarily    including research
                          Newsweek and Current   covering core           for reading, math      skills, map skills
                          Events.                curriculum subjects.    and language arts,     and Internet skills.
                                                                         including
                          SKILLS BOOKS:  168     TEST PREPARATION:       CompassLearning
                          distinct, grade        Instructional           Odyssey Product line.
                          specific, workbooks    materials to prepare
                          for K-9 students       for three of the        MANAGEMENT SYSTEMS:
                          that build and         leading achievement     Compass management
                          reinforce basic        tests for K-12          system enables
                          skills, including      students.               teaches to track
                          the Map Skills                                 student performance,
                          series, or focus on    PERSONAL GROWTH:        record grades,
                          current topics such    Various personal        report on progress
                          as health issues or    growth materials        and prescribe
                          upcoming               covering topics such    lessons based on
                          Presidential           as drug use             results.
                          elections.             prevention and          Web-enabled
                                                 anti-violence           courseware allows
                          SPONSORED              training, self-esteem   teachers and
                          INSTRUCTIONAL          and career education    students to access
                          MATERIALS:  A                                  Compass through the
                          variety of free                                Internet.
                          instructional
                          materials, including
                          print and video
                          products, paid for
                          by corporate, trade
                          association and/or
                          not-for-profit
                          sponsors primarily
                          for K-12 students.

TESTING AND ASSESSMENT             N/A           INDIVIDUALLY            COMPUTERIZED                    N/A
PRODUCTS                                         ADMINISTERED TESTS:     ASSEMENT TESTS:
                                                 Assessment products     COMPASSLEARNING
                                                 for K-12 students and   PRECISION ASSESSMENT
                                                 adults, includes        SYSTEM electronic
                                                 Ability Assessment,     tests based on the
                                                 Behavior & Social       test items in the
                                                 Skills Assessment,      five leading
                                                 Language, Speech &      achievement tests.
                                                 Auditory Skills         Based on
                                                 Assessment.             COMPASSLEARNING
                                                                         PRECISION ASSESSMENT
                                                 GROUP TESTS GRADE:      SYSTEM, evaluations,
                                                 Group testing, which    electronic
                                                 offers reliable         courseware can be
                                                 reading diagnostics     assigned to students.
                                                 for individual
                                                 students.

LIBRARY MATERIALS                  N/A                    N/A                     N/A           K-12 REFERENCE AND
                                                                                                OTHER INFORMATINOAL
                                                                                                MATERIALS:
                                                                                                Materials developed
                                                                                                by us targeted to
                                                                                                K-12 students such
                                                                                                as THE WORLD ALMANAC
                                                                                                FOR KIDS AND GARETH
                                                                                                STEVENS, INC.
                                                                                                products, as well as
                                                                                                materials developed
                                                                                                by third-parties and
                                                                                                distributed by us.



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

WEEKLY READER

     Weekly Reader has four primary product lines:

     -    elementary school periodicals;

     -    middle and secondary school periodicals;

     - sponsored instructional materials published by its subsidiary, Lifetime Learning Systems, Inc.; and

     -    skills books.

     In addition, Weekly Reader licenses the content of some of its publications for commercial use by third parties and sells advertising space in some of its publications as well as on its WEEKLY READER GALAXY web site.

ELEMENTARY SCHOOL PERIODICALS. WEEKLY READER, first published in 1928, has established itself as a leading source for current events information for students in grades Pre K-6. WEEKLY READER features seven grade-specific editions for students, with between 25 and 32 issues per school year for each edition. Within Elementary, Weekly Reader also offers one optional monthly supplement, SCIENCESPIN. The following table lists each edition of the WEEKLY READER and our other elementary school periodicals indicating issues per subscription and subscription price.

                                                         2001-2002 SUBSCRIPTION
                                       ISSUES PER          PRICE (PER STUDENT,
PUBLICATION                           SUBSCRIPTION              (YEAR) (a)
-----------                           ------------              ----------

WEEKLY READER:
Pre K.............................          28                   $5.35
K.................................          28                    4.86
Grade 1...........................          32                    3.56
Grade 2...........................          25                    3.56
Grade 3...........................          25                    3.94
Grade 4...........................          25                    3.94
Grades 5-6........................          25                    4.27
SCIENCESPIN.......................           7                    1.03

(a) Includes shipping and handling costs.


Subscriptions to Weekly Reader elementary school periodicals in the 2000-2001 school year represented approximately 40% of all elementary school periodical subscriptions circulated in that year by the three major publishers of these periodicals which we believe together account for virtually all periodicals targeted for classrooms. According to Weekly Reader, its periodicals had the highest total circulation of elementary school periodicals in the 2000-2001 school year, totaling approximately 6.0 million subscriptions including approximately 0.25 million unpaid, promotional or teacher reference subscriptions.

Each edition of WEEKLY READER is specifically written and designed for particular grade levels in order to bring information on current events to elementary school students at a conceptually appropriate level. The editions for younger audiences contain "soft" news focusing on topics such as fire prevention and animals. Higher-grade level editions contain "hard" news concerning topics such as world news and current events, including, for example, the September 11th attack, the Afghanistan war, and the 2001 Presidential inauguration. A teacher's guide with background information, discussion topics and follow-up questions is included with each issue of each edition.

MIDDLE AND SECONDARY SCHOOL PERIODICALS. We publish ten subject-specific periodicals covering six subject areas for students in middle and secondary schools, with between six and 26 issues per school year per periodical. For example, CURRENT EVENTS first published in 1902, one of our most popular periodicals for middle school students, provides information on current events tailored to the reading levels and school curriculum of students in the sixth through ninth grades. The following table lists each of our middle and secondary school periodicals indicating target grades, issues per subscription, subject area and subscription price.

                                                                                              2001-2002 SUBSCRIPTION
                                                         ISSUES PER                             PRICE (PER STUDENT
              PUBLICATION                   GRADE       SUBSCRIPTION        SUBJECT AREA           PER YEAR) (a)
              -----------                   -----       ------------        ------------           -------------
Current Events......................          6-10            25         Social Studies               $  9.67
Current Science.....................          6-10            16         Science                        10.42
READ................................          6-10            18         Language Arts                  10.53
Writing.............................          7-12             6         Language Arts                  10.26
Extra...............................          5-9             12         Remedial Reading               10.55
Know Your World.....................          5+              12         Career Guidance                11.34
Current Health 1....................          4-7              8         Health                         10.53
Current Health 2....................          7-12             8         Health                         10.53
CH2 Sex Supplement..................          7-12             8         Health                          3.78
Teen Newsweek.......................          6-9             26         Social Studies                  7.94

(a) Includes shipping and handling
costs.

Weekly Reader's middle and secondary school periodical subscriptions in the 2000-2001 school year represented approximately 45% of all middle and secondary school periodical subscriptions circulated that year by the three major publishers which we believe account for virtually all middle and secondary school periodicals targeted for classrooms. Weekly Reader's middle and secondary school periodicals had the second highest total circulation of periodicals for these schools in the 2000-2001 school year with approximately 1.5 million subscriptions including approximately 0.1 million unpaid promotional or teacher reference subscriptions. In each of the last ten years, over 60% of middle and secondary schools that have subscribed to one or more of our middle or secondary school periodicals subscribed to one or more of our middle or secondary school periodicals in the following year.

To specifically target the growing sixth to ninth grade market, Weekly Reader entered into a partnership with NEWSWEEK magazine to create TEEN NEWSWEEK, which was launched in September 1999. TEEN NEWSWEEK focuses on social studies and current events and contains grade-appropriate news stories that link history, geography, government and cultures to the news stories. The partnership is intended to capitalize on Weekly Reader's expertise in publishing and marketing materials for classroom use and NEWSWEEK's strong news image, rapid distribution capabilities and experience in advertising sales.

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

     -    audio and video tapes; and

     -    web sites.

     Sponsors of Lifetime Learning Systems, Inc. projects have included corporate sponsors such as Ford Motor Credit, Kimberly Clark, Gillette and the New York Stock Exchange as well as not-for-profit sponsors such as the National Fire Protection Association, Cotton, Inc and United Way.

SKILLS BOOKS. We offer skills books, a line of workbooks and other supplemental education materials that build and reinforce students' basic skills in curriculum areas such as math or language arts as well as other titles, which focus on life issues, such as current events or health. The skills book product line includes 30 different series of workbooks including 168 distinct, grade-specific titles spanning K-9 grades. For example, the highly successful Map Skills series builds geographic literacy by teaching students basic map-reading concepts and skills. The success of this series is attributable to a proven sequential approach to teaching map skills that matches the curriculum established by many school systems. Additional products include series covering topics such as AIDS and anti-drug education.

WEEKLY READER GALAXY. In addition to our presence in the classroom through printed materials, in 1996 we launched our web site, WEEKLY READER GALAXY, with the goal of strengthening the brand image of our print products and positioning Weekly Reader to capitalize on electronic distribution opportunities. WEEKLY READER GALAXY is a free web site with pages specifically addressing students, teachers and parents. It offers materials, in the form of puzzles, experiments and games, which correlate with the content of Weekly Reader periodicals. In addition, the WEEKLY READER GALAXY web site informs users about our periodicals and allows them to subscribe over the Internet. For the year ended December 31, 2001, the web site had approximately 18 million page views with the average user spending approximately ten minutes on the site per visit.

OTHER PRODUCTS AND SERVICES. Weekly Reader also licenses the content of some of its publications, promotes other products in its publications and provides its "seal of approval" to various products. In addition, in November 2001, Weekly Reader began selling Weekly Reader Book Club selections on QVC generating the largest one-day sales total in Weekly Reader's history. Weekly Reader expects this new sales channel to expand in future years.


AMERICAN GUIDANCE

     American Guidance has two product lines:

     -    testing and assessment products; and

     -    supplemental instructional materials.

TESTING AND ASSESSMENT PRODUCTS. American Guidance's testing and assessment products provide educators with reliable individually administered tests and manuals explaining how to administer our tests. Our testing and assessment products and supplemental instructional materials are primarily used in K-12 schools , but are also used in community health centers, clinics, hospitals, correctional facilities, community colleges and other adult education programs. These products are used to diagnose learning disabilities and measure the cognitive ability, educational achievement and personal and social adjustment of students.

American Guidance currently publishes over 30 testing and assessment products. Six of American Guidance's top ten testing products, based on sales, have been published for over 25 years. American Guidance's tests are revised periodically to ensure that they reliably measure existing populations. Achievement tests generally require revisions every eight to ten years while tests that measure personal and social adjustment or cognitive ability in some cases do not require revision for as long as 15 years.

American Guidance's testing and assessment products are generally sold as part of a test kit. Test kits typically contain the test, test record forms, "easels" used to administer the test, scoring sheets used to score the test and a manual describing the proper method to score and evaluate the particular test. Sales from our top ten testing and assessment products and related materials including easels and scoring sheets represented approximately 70% of American Guidance's total net revenue from testing and assessment products for the twelve months ended December 31, 2001, with no individual set of testing products accounting for more than 14%.

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

We believe American Guidance's supplemental hardcover textbooks set the standard for quality in the market, with full-color content and accompanying extensive teacher support materials. Each textbook has a wrap-around teacher's edition that reproduces the student edition with notes for the teacher indicated next to the text such as overviews for each new lesson, alternative questions a teacher may ask and answers to questions in the text. Each textbook has available a set of quizzes, worksheets, problem sets and other materials that teachers are permitted to reproduce for their classes. These materials also are available on CD-ROM. Most of American Guidance's supplemental hardcover textbooks have related softcover workbooks, activity books and study guide programs including videos available in print and on CD-ROM for self-guided learning.

American Guidance's softcover worktexts also cover core curriculum areas. These worktexts are designed as stand-alone products so that a teacher may use them to supplement any textbook. These softcover worktexts cover smaller portions of any given curriculum area than our supplemental hardcover textbooks.

Approximately 13% of American Guidance's net revenue for the year ended December 31, 2001 were from sales of testing and assessment products and supplemental instructional materials in which the end users were not K-12 schools.

American Guidance also publishes a rapidly growing line of test-preparation materials developed to assist students preparing to take three of the leading achievement tests; Stanford Achievement Test (SAT9), Iowa Test of Basic Skills
(ITBS), and TERRANOVA (Comprehensive Test of Basic Skills (CTBS) and Multiple Assessments tests).

Additional preparation materials for state specific tests are also published. American Guidance's test preparation materials are sold in package format.

American Guidance also markets a full line of personal growth products aimed at developing behavior skills, parent training, drug use prevention and anti-violence training, self-esteem, and career education.

These materials have differing audiences ranging from the entire K-12 student population to teachers and adults, and are produced using various formats including print, computer software and video.


COMPASSLEARNING

CompassLearning is a leader in research-based technology learning solutions, delivering innovative, state-of-the-art educational management and assessment tools and curriculum aligned to local, state, and national standards. CompassLearning derives most of its revenue from the sale of software products and related professional development and technical support services.

CompassLearning's Odyssey software product line is a comprehensive library of over 7,000 hours of curriculum correlated to major national and state educational standards. Software products consist of curriculum, management and assessment software. The content is grade-specific and focuses on core-curriculum topics such as reading, spelling, math, science and language arts, as well as an emphasis on higher-order thinking and problem solving skills. CompassLearning software products work with technology solutions right for each school, including LAN and WAN platforms as well as the Internet.

CompassLearning offers the COMPASS management system which enables teachers and students to create student lesson plans, track student performance, record grades, report on progress and assess results against major state, national or self-defined standards. By using COMPASS, teachers can create individualized learning paths for each student.

CompassLearning offers a series of comprehensive computerized assessment tests referred to as CompassLearning Precision Assessment System (C-PAS). C-PAS tests subject matter typically tested in the following five leading achievement tests for K-12 students:

     -    Iowa Test of Basic Skills (ITBS);

     -    Metropolitan Achievement Test (MAT);

     -    Stanford Achievement Test (SAT9);

     -    California Achievement Test (CAT); and

     - TERRANOVA (Comprehensive Test of Basic Skills [CTBS] and Multiple Assessments)

C-PAS scores tests and determines whether the test taker possesses the particular stills tested. If the test taker fails any particular subject on the test, C-PAS prescribes lessons found in CompassLearning's software.

A CompassLearning typical sale consists of software products packaged with professional development and technical support services for an average price of $30,000 per school. The curriculum sells for an average of $120 per subject per grade level plus $100 per workstation for simultaneous access. The COMPASS management system sells for $3,500 and C-PAS sells for $2,000. Professional development services range in price from $980 per day for a standard course to $1,500 per day for customized training sessions. These services are typically purchased under a contract for specific number of days of service. Technical support services are typically purchased under one-year contracts for an average cost of $3,850 per year. After the expiration of any service contract, services can be purchased on an ongoing basis.

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

WORLD ALMANAC

World Almanac's operations are divided into the following five divisions: World Almanac Books, World Almanac Education Library Services, Gareth Stevens, Inc., Facts On File News Services and Funk & Wagnalls.

WORLD ALMANAC BOOKS: THE WORLD ALMANAC AND BOOK OF FACTS is, we believe, one of the most widely used and well-respected general reference publications in the United States. In 1998, the American Library Association named it one of the three most important information sources found in libraries and the best almanac overall. We believe THE WORLD ALMANAC AND BOOK OF FACTS provides more complete and up-to-date information than competing almanacs. Its comprehensiveness and brand identity are critical assets. In print for over 130 years, THE WORLD ALMANAC AND BOOK OF FACTS perennially makes the NEW YORK TIMES' bestseller list, with six weeks at number one in 2001 - 2002. World Almanac Books also licenses the content of THE WORLD ALMANAC AND BOOK OF FACTS to third parties for inclusion in their products. Since 1995, World Almanac Books has also published THE WORLD ALMANAC FOR KIDS, with over 1,900,000 copies sold to date.

WORLD ALMANAC EDUCATION LIBRARY SERVICES: World Almanac Education Library Services is a niche distributor of reference and informational materials, which it targets primarily to K-12 school and public libraries. There are approximately 108,000 K-12 school libraries and 16,000 public libraries in the United States. World Almanac Education Library Services reviews and selects materials from third-party publishers for inclusion in its fourteen catalogs. The catalogs also include THE WORLD ALMANAC AND BOOK OF FACTS, THE WORLD ALMANAC FOR KIDS and several best selling series from Gareth Stevens, Inc. World Almanac Education Library Services mailed a total of approximately 2.3 million catalogs in 2001. World Almanac Education Library Services also publishes proprietary teaching kits, including kits covering research skills, map skills and Internet skills, which include items such as lesson plans for books we believe are appropriate for classroom use to encourage multiple-copy sales.

GARETH STEVENS, INC.: Gareth Stevens, Inc. publishes nonfiction and fiction books for K-8 students. These books cover a broad spectrum of topics including nature, science, social studies, reference, and language arts, all closely related to curriculum standards. Approximately 73% of Gareth Stevens, Inc.'s sales derive from books published under the three Gareth Stevens' imprints:
Gareth Stevens Publishing (K-6), World Almanac Library (4-8), and Weekly Reader Early Learning Library (PreK-3). In the Gareth Stevens Publishing imprint, a majority of these titles are sourced from domestic and international third parties for which Gareth Stevens, Inc. holds, at a minimum, exclusive distribution rights for K-12 school and public libraries in North America. In the World Almanac Library and Weekly Reader Early Learning Library imprints, the majority of titles derive from original development, and in most of these cases Gareth Stevens, Inc. holds all worldwide rights.

The remaining approximately 27% of Gareth Stevens, Inc.'s sales result from the telesales distribution of books from other publishers, primarily two lines from Rosen publishing (a K-3 line and a 6-12 line), and books from a handful of other publishers, including Capstone, Heinemann Library, Crabtree, and Compass Point, sold on consignment through the LibraryOne Direct division.

FACTS ON FILE NEWS SERVICES: World Almanac, through Facts On File News Services, publishes and sells subscription news reference products in print and Internet formats. There are five print products:

     -    FACTS ON FILE WORLD NEWS DIGEST;

     -    ISSUES AND CONTROVERSIES ON FILE;

     -    TODAY'S SCIENCE ON FILE;

     -    EDITORIALS ON FILE; and

     -    SOFTWARE AND CD-ROM REVIEWS ON FILE.

Its core product, FACTS ON FILE WORLD NEWS DIGEST, is a highly respected publication used by libraries as a comprehensive index of world events beginning in 1940 in the print version and in 1988 in the electronic version. Librarians, journalists and library patrons typically use Facts On File News Services products to research historical events. The in-house editorial staff of FACTS ON FILE WORLD NEWS DIGEST distills key news information from more than 100 different newspapers, periodicals, journals and government Internet sources and uses it to update the product weekly in the print and Internet formats. The core print product has an annual subscription list price of $879, which is discounted for public and school libraries. The print edition of FACTS ON FILE WORLD NEWS DIGEST sold over 3,500 subscriptions in 2001 and continues to meet with great acceptance, as evidenced by renewal rates averaging approximately 86% from 1997 through 2001. Subscriptions to the print edition, however, are expected to decline gradually as it is replaced by Internet-based versions of the product described below.

To take advantage of accelerated library spending on electronic delivery of reference materials, World Almanac launched FACTS.com in 1999, an Internet version of FACTS ON FILE WORLD NEWS DIGEST. The increased functionality of the Internet version allows World Almanac to price this product higher than the print version. The Internet version has a list price of $1,450 for a single-site installation, with price discounts per site for multiple-site installation. In 2000, we launched three additional World Almanac databases as part of the Reference Suite @ Facts.com web service: Issues and Controversies On File, Today's Science On File and the World Almanac Reference Database.

FUNK & WAGNALLS: World Almanac operates in the electronic encyclopedia business through Funk & Wagnalls. Although the FUNK & WAGNALLS ENCYCLOPEDIA is no longer published in print format, Funk & Wagnalls licenses an electronic version of its encyclopedic database to various third parties and is delivered via FACTS.com. Funk & Wagnalls also annually sells a general yearbook containing a review of the major news events that transpired in the previous year and a science yearbook containing a review of the major scientific events in the previous year. The general yearbook is licensed from World Book Encyclopedia, Inc. and the science yearbook is licensed from Grolier Enterprises Inc. The active subscriber list for these two publications, which primarily consists of former subscribers to the print edition of the FUNK & WAGNALLS ENCYCLOPEDIA, is approximately 58,500 for the general yearbook and 23,000 for the science yearbook. Most science yearbook subscribers are also general yearbook subscribers. We do not target new subscribers for these yearbooks; however, renewal rates have averaged approximately 81% for the general yearbook and 77% for the science yearbook from 1997 through 2001.

PRODUCT AND CONTENT DEVELOPMENT

WEEKLY READER. Weekly Reader has a team of 55 people working in product and content development. This team includes:

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

AMERICAN GUIDANCE. American Guidance's new testing and assessment products and revisions to existing products are developed internally by in-house personnel, most of whom are trained in one or more specialties including psychology, education, early childhood development and speech/language, among other disciplines.

Our testing and assessment products are firmly rooted in established psychological and pedagogic theory, and our product development philosophy is customer-focused. New test concepts are usually derived from the marketplace, often from our sales representatives who are in contact with teachers, guidance counselors, school psychologists, school administrators and other professionals who identify a testing need.

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

We develop supplemental instructional products internally and externally with developers and in close consultation with outside authors, on a royalty basis or on a fee-for-service arrangement. New product concepts are derived from various sources, including in-house development staff, outside authors and our sales force based on their regular meeting with educators and administrators.

Most of these products have a development cycle of approximately one year. In general, we solicit bids for our new products from outside developers and award the contract based on price and other factors relating to the developer's ability to deliver the finished product according to our exact specifications.

COMPASSLEARNING AND CHILDU. CompassLearning and ChildU have a combined product development team of 74 employees. Product development expertise consists of software engineers, programmers, quality assurance analysts, technical writers, instructional designers, and project managers. The co-development effort will focus on three primary objectives:

     -    delivering a K-8 web-enabled curricula,

     -    developing a state-of-the-art instructional management system, and

     -    creating a national-standards-based assessment product.

WORLD ALMANAC.  World Almanac has a 56 person in-house editorial staff that:

     - in the case of the World Almanac Books and Funk & Wagnalls, works in conjunction with outside work-for-hire editors to develop its content; and

     - in the case of the Facts On File New Services products, develops the content of these products.

Individual members of the in-house editorial staff are generally responsible for only one of the product lines. The contents of our Funk & Wagnalls yearbooks are licensed from third parties. The Gareth Stevens, Inc. nonfiction and fiction books are comprised of either content licensed from third parties and then repackaged and/or rewritten for the K-12 market in the United States or, especially in the case of books for the World Almanac Library and Weekly Reader Early Learning Library imprints, original content developed by in-house staff , freelance writers, and other providers of editorial services. World Almanac Education Library Services has a three-person creative staff which designs the layout for the catalogs and selects the reference and informational materials which will be included in the catalogs.

World Almanac Education Library Services updates its catalogs twice each year. New editions of THE WORLD ALMANAC AND BOOK OF FACTS and THE WORLD ALMANAC FOR KIDS are published each year. New product development is currently focused on offering products through Internet delivery. In 2000, we launched the following three additional World Almanac databases as part of the Facts On File News Services web service: Issue & Controversies On File, Today's Science On File and the World Almanac Reference Database.

CUSTOMERS

Our targeted customers, who vary depending on the product line, are teachers, school and school district-level administrators, librarians, other educational professionals and parents.

Weekly Reader's periodicals and other instructional materials are purchased mainly by teachers, as well as by school and school district-level administrators. In addition, schools sometimes ask parents of students to pay for their children's subscriptions to Weekly Reader periodicals. According to Weekly Reader, it was the largest publisher of classroom periodicals in terms of total circulation in the 2000-2001 school year with over 7.0 million subscribers.

     Customers of Lifetime Learning System, Inc.'s products generally are:

     -    corporations;

     -    trade associations;

     -    not-for-profit organizations; and

     -    government agencies.

Customers of American Guidance's assessment products generally are guidance counselors, school psychologists, speech pathologists, special education teachers and other similar school district-level specialists.

Customers of American Guidance's supplemental instructional materials generally are teachers and school-level administrators as well as school district-level administrators. American Guidance also has customers outside of K-12 schools for its testing and assessment products and supplemental instructional materials, which includes clinical psychologists, community colleges, adult educational programs and correctional facilities.

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

In 2001, approximately 87% of World Almanac's sales were to schools and libraries. The remaining 13% of its sales consisted of sales of yearbooks to former encyclopedia purchasers and sales of THE WORLD ALMANAC AND BOOK OF FACTS and THE WORLD ALMANAC FOR KIDS to consumers.

Funk & Wagnalls licenses its electronic encyclopedia database to various licensees and sells its yearbooks primarily to former print encyclopedia purchasers. Facts On File News Services sells FACTS ON FILE WORLD NEWS DIGEST and its other products to libraries of all types. World Almanac Education Library Services and Gareth Stevens, Inc. sell their products primarily to school libraries and to a lesser extent to public libraries. Over 55% of the approximately 124,000 school and public libraries in the United States have purchased products from World Almanac.

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

                        WEEKLY READER           AMERICAN GUIDANCE        COMPASSLEARNING        WORLD ALMANAC
Primary Method of       Direct Mail             Direct Sales Force       Direct Sales Force     Direct Mail: Facts
Sales and Marketing                             (field and telesales)                           On File News
                                                                                                Services, World
                                                                                                Almanac Education
                                                                                                Library Services and
                                                                                                Funk & Wagnalls
                                                                                                Telemarketing:
                                                                                                Gareth Stevens, Inc.
                                                                                                and Facts On File
                                                                                                News Services Retail
                                                                                                Marketing: World
                                                                                                Almanac Books

Size of Staff                     8                       50                      60                     113

Number of Mailings in   Total mail quantity                                       N/A           Facts on File News
2002                    of 8.6 million (in                                                      Services generally
                        March, April, July                                                      mails twice a year;
                        and August)                                                             World Almanac Education
                                                                                                Library Services generally
                                                                                                mails four times a year;
                                                                                                Yearbook mail campaigns
                                                                                                once a year

Number of Schools/      111,777 schools; 3.4    250,000 customer                  N/A           Approximately
Teachers/Libraries in   million teachers        locations                                       106,516 schools,
Database                                                                                        16,664 school
                                                                                                districts, 15,847
                                                                                                public libraries,
                                                                                                3,985 academic
                                                                                                libraries

Estimated Number of     57,086 schools          Over 15,000 school       Over 20,000 schools    Over 68,000 school
Schools/School                                  districts                                       and public libraries
Districts/Libraries                                                                             have purchased
with our products                                                                               products from World
                                                                                                Almanac

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

Weekly Reader's classroom periodicals are marketed primarily through the use of direct mailings. Its experienced and skilled marketing staff has developed detailed mailing schedules and marketing strategies to reach current and prospective customers. In the marketing of its classroom periodicals, Weekly Reader has developed and maintained a valuable and proprietary database tracing the purchasing habits of approximately 2.7 million individual teachers and administrators and approximately 108,000 schools over the past five years as well as various demographic factors in each locale. In 2001, Weekly Reader mailed over 0.4 million catalogs and 8.3 million direct mail pieces primarily to teachers as well as to school and school district-level administrators, librarians and parents. Schools are segmented for mailings according to "purchasing" and "non-purchasing" status, with marketing campaigns based on purchasing history specifically targeted to teachers, who are typically the key decision makers in connection with the purchase of Weekly Reader's classroom periodicals. Schools that currently purchase Weekly Reader's classroom periodicals are then further segmented according to penetration levels for each elementary school grade or middle or secondary school subject area. The timing of mailings, inclusion of product samples and timing and amount of discounts offered, among other things, vary depending on which segment is being targeted.

World Almanac also uses direct mail to generate sales. For example, Facts On File News Services uses direct mailings for general product announcements, to generate sales leads and for order procurement from new customers. The strategy for attracting new customers consists of using targeted direct mail, followed by telesales calls from representatives who are recruited and trained by Facts On File News Services. World Almanac's World Almanac Education Library Services also uses direct mail to sell its products. This division of World Almanac has developed a sophisticated database that tracks customers and purchasing habits, including monetary value of an average purchase and other relevant factors, which it uses to target customers with the appropriate catalogs. Most of World Almanac Education Library Services' sales are generated from mailings of its main catalog, which is sent to existing customers, and its prospect catalog, which is mailed to prospective customers. World Almanac mailed approximately 2.8 million direct mail pieces in 2001, including 2.4 million catalogs.

American Guidance printed and mailed more than 1.5 million promotional and catalogs materials in 2001, aimed at developing customer leads, spurring direct-response sales and building overall marketplace awareness of its brand and products.

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

Gareth Stevens, Inc.'s marketing strategy consists primarily of selling products through its active and growing telemarketing program. The telemarketing division generates approximately 52% of all Gareth Stevens, Inc. sales by contacting existing and prospective accounts to solicit commitments to preview titles from Gareth Stevens, Inc. and other third-party publishers. Through the preview process, librarians are invited to receive copies of Gareth Stevens, Inc. titles or the third-party titles it distributes. The librarians then have the opportunity to review actual copies of the selected titles at their convenience. Gareth Stevens, Inc. telemarketers follow up with these librarians over a specified time period to ensure that the product has been received and reviewed. Any titles not selected for purchase are picked up from the librarian's location, with all postage and handling expenses borne by Gareth Stevens, Inc. Depending on the school year cycle, there are usually between 50 and 100 part-time and full-time telesales representatives in the Gareth Stevens, Inc. telemarketing unit.

CompassLearning's telemarketing group, comprised of seven people, assists its direct sales force by pursuing sales leads generated at educational conferences or through other means and also promotes renewal sales of professional development and technical support services contracts.

World Almanac's Facts On File News Services' strategy for attracting new customers consists of using targeted direct mail, followed by telemarketing calls from representatives who are recruited and trained by Facts On File News Services. World Almanac Education Library Services also has recently begun using telemarketing to promote its products. Weekly Reader's has initiated an internal telemarketing group in the fall of 2001, consisting of three individuals, targeting new subscribers. Weekly Reader also conducts telemarketing efforts through independent contractors, to assist in the generation of renewal sales.

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

CompassLearning maintains a direct sales force of 60 sales representatives. The sales representatives are each assigned to a sales region within the United States. Each member of the direct sales force has access to CompassLearning's database of detailed information concerning the school districts, current customers, school funding and other data for its sales territories. On the basis of this information, the sales representatives seek to establish relationships with, and brand awareness for, CompassLearning's products among existing and potential customers in their respective districts by making personal sales visits to the schools or school administrators.

Weekly Reader's Lifetime Learning Systems, Inc. has a dedicated marketing and sales team of eleven people who make presentations directly to potential corporate, trade association and not-for-profit organization clients. Presentations generally consist of proposals for education materials and programs to be shipped free to teachers and schools under the client's sponsorship.

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

INTERNET WEB SITES. Each of Weekly Reader, American Guidance and World Almanac has free Internet web sites, which allow customers to order their products. The Weekly Reader web site:

     - features pages specifically addressing students, teachers, and parents; and

     - offers materials in the form of puzzles, experiments and games that correlate with the content of Weekly Reader periodicals.

The American Guidance web site, launched in 1996, provides extensive company information, customer service information, order placement information and a complete description of its products. The web site also includes product forums which give detailed information about those specific products.

World Almanac has multiple websites that offer a variety of content/services. Both the World Almanac Education Library Services and Gareth Stevens websites offer Internet ordering as well as provide a complete description of their products. The World Almanac for Kids website offers materials in the form of games, quizzes and reference facts that correlate with the content of The World Almanac for Kids book. In addition to free Internet websites, World Almanac sells subscription based Internet products through its Facts On File News Services unit.

The CompassLearning web site serves as a customer resource for information about the software solutions.

SHIPMENT. Our periodicals are typically shipped second-class mail directly from the location at which they were printed. TEEN NEWSWEEK, however, is delivered by truck and/or air directly to United States Postal Service bulk mail centers to speed delivery Our other print materials are typically delivered by fourth-class mail or, in some cases, by the United Parcel Service or other courier services. Since 1986, we have distributed FACTS ON FILE WORLD NEWS DIGEST through third parties, which provide electronic on-line delivery of databases to libraries and have paid these distributors a royalty for each subscription. Because we have now developed our own Internet delivery format, we expect our use of these distributors to decline.

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

AMERICAN GUIDANCE. In the assessment area, our principal competitors are The Psychological Corporation, The Riverside Publishing Company and CTB/McGraw-Hill.

These companies focus mainly on norm reference achievement tests, which are administered in large groups, while individually administered assessment tests, our target market, represent a secondary product line. We believe we are well positioned to compete successfully in both the individually administered assessment test market and the supplemental print instructional materials market based on our reputation, content and ability to reach the customer base.

In the individually administered assessment test market, where quality and reputation are the primary decision criteria, we have been providing market-leading materials for over 40 years.

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

In the supplemental print instructional materials market, we compete directly with Globe-Fearon Inc., which also targets low-performing students. Other competitors include Steck-Vaughn Company, and Scholastic Inc. but none of these large publishers focus exclusively on low-performing students as we do.

In the supplemental print instructional materials market, we believe we are the only publisher to offer full color textbooks with complete teacher support for students reading below grade level in middle and senior high school.

COMPASSLEARNING. Within the electronic courseware market, we compete primarily with other providers of integrated curriculum software and, to a lesser extent, with independent software vendors and traditional print education publishers. Our primary competitors are:

     -    NCS Learn;

     -    RiverDeep;

     -    Lightspan;

     -    Vivendi Knowledge Adventure; and

     -    Scientific Learning

Competition in the supplemental electronic instructional materials market is based primarily upon product effectiveness, design flexibility and relationships with customers. We believe we are competitive on all these factors. Our products have some competitive price disadvantages when compared to standalone offerings, and some of our competitors may have broader or deeper curriculum offerings.

WORLD ALMANAC. World Almanac Education Library Services is a niche player in the school and public library distribution business. Competitor's range from full service distributors, such as Follet Library Resources and Baker & Taylor Corporation, to smaller ones such as Gumdrop Books, Inc. and Davidson Publishing, Inc. World Almanac Education Library Services competes with larger distributors by providing:

     -    more product information;

     -    better customer service; and

     -    a pre-screened selection of the season's titles.

Gareth Stevens, Inc. competes in the K-12 nonfiction and fiction-publishing segment of this market which is highly fragmented with many competitors ranging from small publishers that specialize in the library market to larger publishers that also sell into the trade market. Some of Gareth Stevens, Inc.'s larger competitors (and their library imprints or subsidiaries) include:

     -    Reed Elsevier (Heinemann Library, Raintree Steck Vaughn)

     -    Scholastic (Children's Press, Franklin Watts)

     -    The Gale Group (Lucent, Greenhaven, KidsHaven, Blackbirch)

     -    Capstone Publishing

     -    HaightsCross (Chelsea House)

     -    Rosen Publishing Group (Rosen, Rosen Central, PowerKids Press)

     -    Lerner Publishing

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

PRODUCTION, FULFILLMENT AND CUSTOMER SERVICE

All of our print products are printed and bound by third parties with whom we have contracts. We believe that outside printing and binding services at competitive prices are available, and we currently use a different printer for each product line. Most of our pre-press production, typesetting, layout and design functions are conducted in-house, with the exception of American Guidance where most pre-press and product assembly is conducted by third-party vendors. Our non-print products, such as Lifetime Learning Systems, Inc.'s videos and CompassLearning's CD-ROMs, are produced internally and, if necessary, replicated by third parties. Some of World Almanac's divisions rely on internal production capabilities while others utilize third-party manufacturers.

The principal raw materials utilized in our products are paper and ink. Paper is purchased by Weekly Reader and several of World Almanac's divisions from both suppliers and printers directly based on pricing and, to a lesser extent, availability, while American Guidance purchases finished goods including paper components from the printers of its publications. Ink utilized by our publications is provided by the respective printers of our publications and included in the cost of print production. Both paper and ink are commodity products which are affected by demand, capacity and economic conditions. We believe that adequate sources of supply are, and will continue to be, available to fulfill our requirements.

Order processing, customer service, cash application, collection functions and fulfillment are typically performed at separate locations for each of our operating subsidiaries, including at:

     -    Delran, New Jersey for Weekly Reader;

     -    Circle Pines, Minnesota for American Guidance;

     - Phoenix, Arizona, Springfield, Illinois and San Diego, California for CompassLearning; and

     - Delran, New Jersey, Milwaukee, Wisconsin, New York, New York and Cleveland, Ohio for World Almanac.

However, fulfillment for some of World Almanac's products are conducted by third parties. In 1998, a new and improved fulfillment system was installed for Weekly Reader in Delran, New Jersey at a cost of $1.5 million. This system is client server based, reducing maintenance and operating costs, and provides electronic access to customer information, including past purchases, as well as automated cash application and improved collection processes.

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

PART I.

ITEM 2.  PROPERTIES

The Company maintains its headquarters in the metropolitan New York area, where it leases approximately 35,000 square feet of space for executive offices and certain of its operating divisions. The Company also leases an aggregate of approximately 542,278 square feet of office, warehouse and mixed use space in New York, Connecticut, Kentucky, California, Arizona, Illinois, Minnesota, Georgia, West Virginia, Florida, New Jersey, Ohio and Wisconsin. In addition, the Company owns 10,000 square feet of office space in Minnesota.

The Company considers its properties adequate for its current needs. No difficulties are anticipated in negotiating lease renewals as leases expire or in finding other satisfactory space, if current premises become unavailable. Refer to Note 19 of Notes to Consolidated Financial Statements for additional information on the Company's obligations under its leases.

PART I.

ITEM 3.  LEGAL PROCEEDINGS

Various claims and lawsuits arising out of the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

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

ITEM 5.  MARKET FOR THE REGISTRANT'S SENIOR SUBORDINATED NOTES

The Company's 12.75% Senior Subordinated Notes are traded on the
Over-the-Counter Market under the symbol WRCMED.

PART II.

ITEM 6.  SELECTED HISTORICAL FINANCIAL INFORMATION
WRC MEDIA AND ITS SUBSIDIARIES

The following table presents selected historical consolidated financial information for WRC Media and its subsidiaries from the date of inception
(May 14, 1999) to December 31, 1999 and selected historical consolidated financial information for WRC Media and its subsidiaries for the years ended December 31, 2000 and 2001. The selected historical consolidated financial information presented in the table below is based on the audited historical consolidated financial statements of WRC Media and its subsidiaries for the period May 14, 1999 (inception) through December 31, 1999 and the audited historical consolidated financial statements of WRC Media and its subsidiaries for the years ended December 31, 2000 and 2001, which are included elsewhere in this annual report. The selected historical consolidated financial information does not purport to indicate results of operations as of any future date or for any future period. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--WRC Media and Subsidiaries," and the financial statements of WRC Media and its subsidiaries and the notes to them, included elsewhere in this annual report.

------------------------------------------------------------------------------------------------------------------
                                                          Period from
                                                          May 14, 1999 -    For the year ended  For the year ended
(amounts in thousands)                                  December 31, 1999    December 31, 2000   December 31, 2001
------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
SALES, NET                                                     $50,570           $218,847            $231,469
GROSS PROFIT                                                    34,468            152,375             165,787
SALES AND MARKETING                                             14,030             48,879              54,658
RESEARCH AND DEVELOPMENT                                         3,861              4,708               5,751
GENERAL AND ADMINISTRATIVE EXPENSES                              8,904             48,600              51,339
OTHER OPERATING COSTS:
     GOODWILL AND INTANGIBLE ASSET
     AMORTIZATION AND DEPRECIATION (a)                           7,233             77,547              68,025
     WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT
     (b)                                                         9,000                 --                  --
LOSS FROM OPERATIONS                                            (7,570)           (26,331)            (12,945)
INTEREST EXPENSE, NET                                            7,902             34,045              32,046
NET LOSS                                                       (19,331)           (62,015)            (48,505)
BALANCE SHEET DATA:
     (END OF YEAR)
WORKING CAPITAL (DEFICIT)                                       (9,990)           (27,830)            (23,751)
TOTAL ASSETS                                                   572,229            504,464             478,862
TOTAL DEBT                                                     276,556            273,957             279,715
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           105,283             30,248             (13,286)
OTHER DATA:
     CAPITAL EXPENDITURES, including pre-publication
     costs                                                         700              8,836              11,194
     RATIO OF EARNINGS TO FIXED CHARGES (c)                         --                 --                  --
     EBITDA (d)                                                  9,396             50,892              56,241
------------------------------------------------------------------------------------------------------------------

(a) Includes depreciation of fixed assets, amortization of capitalized software, prepublication costs, goodwill, other intangibles and deferred financing costs.

(b) WRC Media and its subsidiaries wrote off purchased in-process research and development on July 14, 1999 after its purchase of CompassLearning.

(c) Ratio of earnings to fixed charges is calculated as earnings, which is defined as income (loss) before income tax provision (benefit) plus fixed charges, divided by fixed charges. Fixed charges are defined as interest expended and capitalized, amortized premiums, discounts and capitalized expenses related to indebtedness and estimated interest included in rental expense. Earnings were insufficient to cover fixed charges by $15,995 for the period May 14, 1999 through December 31, 1999, $61,380 for the year ended December 31, 2000 and $47,847 for the year ended December 31, 2001.

(d) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA excludes $52 of non-recurring sales related to a discontinued contract for the period from May 14, 1999 to December 31, 1999 and excludes $445 of general and administrative expense related to non-recurring transition bonuses for the period from May 14, 1999 to December 31, 1999, excludes a $3,336 write-off of deferred financing fees through an extraordinary charge as CompassLearning refinanced its debt and excludes a $171 management fee charged by a shareholder. EBITDA excludes $440 of non-cash, non-recurring charges related to changing CompassLearning's name from its predecessor's name for the year ended December 31, 2000. Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and ThinkBox "Unrestricted Subsidiaries" under its Credit Agreement so as to:
     (i) exclude them from all the negative covenants in the Credit Agreement include the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and (ii) permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox performance will not be in any covenant calculations. Accordingly, Consolidated EBITDA (excluding unrestricted subsidiaries) is defined as WRC Media consolidated EBITDA excluding the $3.8 million EBITDA loss contributed by its unrestricted subsidiaries - ChildU and its investment in ThinkBox for the year ended December 31, 2001. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate WRC Media and its subsidiaries ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this annual report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
                                  WEEKLY READER

The following table presents selected historical consolidated financial information for Weekly Reader and its subsidiaries for each of the five years in the period ended December 31, 2001. The financial statements of Weekly Reader included in this annual report, including the selected historical consolidated financial information presented below, include a retroactive adjustment to reflect the contribution of 100% of the capital stock of American Guidance and World Almanac by PRIMEDIA to Weekly Reader in 1999 using the historical carrying value of the stock. The selected historical consolidated financial information presented below is based on the audited historical consolidated financial statements of Weekly Reader for the year ended December 31, 1997 and 1998, which are not included in this annual report, as well as the audited historical consolidated financial statements of Weekly Reader for the years ended December 31, 1999, 2000 and 2001 which are included elsewhere in this annual report. The selected historical consolidated financial statements do not indicate results of operations as of any future date or for any future period. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Weekly Reader and Subsidiaries" and the financial statements and related notes to them included elsewhere in this report.

For the years ended December 31, (a)

------------------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                               1997          1998          1999          2000          2001
STATEMENT OF INCOME DATA:
SALES, NET (b)                                                    $  92,904     $ 118,236     $ 148,287     $ 154,819     $ 162,165
GROSS PROFIT (c)                                                     23,825        30,646       108,076       113,493       118,474
SALES AND MARKETING                                                  11,745        17,636        24,316        27,060        29,255
GENERAL AND ADMINISTRATIVE EXPENSES (d, e)                           35,815        42,335        45,374        42,214        43,803
OTHER OPERATING COSTS:
     GOODWILL AND INTANGIBLE
     AMORTIZATION AND DEPRECIATION (f)                               11,428        12,212        15,345        13,983        14,064
INCOME FROM OPERATIONS                                               10,091        15,407        23,041        30,236        31,472
INTERCOMPANY INTEREST EXPENSE                                         6,968         9,232        10,133            --            --
INTEREST EXPENSE, NET                                                    --            --         4,690        34,293        32,237
NET INCOME (LOSS)                                                    (1,767)        1,865         3,189        (4,418)       (1,046)
BALANCE SHEET DATA:
     (END OF YEAR)
         WORKING CAPITAL (DEFICIT)                                   (5,008)       (1,766)          218        (2,525)       (3,410)
         TOTAL ASSETS                                               108,138       237,276       236,341       220,973       220,830
         TOTAL DEBT                                                      --            --       276,556       273,957       279,715
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        73,071       167,392      (191,375)     (208,605)     (222,375)
OTHER DATA:
     CAPITAL EXPENDITURES (including prepublication
     costs)                                                             387         4,299         5,870         7,251        10,965
     RATIO OF EARNINGS TO FIXED CHARGES (g)                           1.52x         1.62x         1.52x            --            --
     EBITDA (h)                                                      23,064        27,435        38,860        44,709        45,416
-----------------------------------------------------------------------------------------------------------------------------------


(a) The financial statements of Weekly Reader included in this annual report, including the selected historical consolidated financial information presented in the table above, include a retroactive adjustment to reflect the contribution of 100% of the capital stock of American Guidance and World Almanac by PRIMEDIA to Weekly Reader using the historical carrying value of the stock, which occurred prior to the recapitalization of Weekly Reader on November 17, 1999. The financial statements include the operations of American Guidance from July 1, 1998, the effective date of PRIMEDIA's acquisition of all of the capital stock of American Guidance.

(b) Total sales includes sales of Gareth Stevens, Inc. and American Guidance following Gareth Stevens, Inc.'s acquisition in February 1997 and American Guidance's acquisition in July 1998. For the year ended December 31, 1999, $440 of sales was recorded to account for non-recurring income related to a discontinued contract.

(c) For the year ended December 31, 1999, $866 of cost of goods sold were recorded to account for a non-recurring charge to inventory.

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

(f) Includes depreciation of fixed assets, amortization of capitalized software, prepublication costs, goodwill, other intangibles and deferred financing costs.

(g) Ratio of earnings to fixed charges is calculated as earnings, which is defined as income (loss) before income tax provision (benefit) plus fixed charges, divided by fixed charges. Fixed charges are defined as interest expensed and capitalized, amortized premiums, discounts and capitalized expenses related to indebtedness and estimated interest included in rental expense. Earnings were insufficient to cover fixed charges by $3,826 in 2000 and by $765 in 2001.

(h) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA for the year ended December 31, 1999 excludes $440 of non-recurring sales related to a discontinued contract, $886 of cost of goods sold related to a non-recurring charge to inventory and $600 of general and administrative expenses related to non-recurring litigation. EBITDA for the year ended December 31, 2000 includes a reduction of expenses of $250 resulting from a reversal of accrued expenses originally accrued on the books of WRC Media in 1999. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this prospectus is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

PART II.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition as of December 31, 2001 of WRC Media Inc. ("WRC Media") and its subsidiaries and their results of operations for the years ended December 31, 1999, 2000 and 2001. You should read the following discussion in conjunction with the financial statements of WRC Media and Weekly Reader Corporation ("Weekly Reader") included elsewhere in this annual report. Unless the context otherwise requires, references to "Weekly Reader" herein are to Weekly Reader and its subsidiaries, including American Guidance Service, Inc. ("American Guidance") and World Almanac Education Group, Inc. ("World Almanac"). Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries and their predecessor companies after giving effect to the transactions related to the acquisition of CompassLearning, Inc. ("CompassLearning") and recapitalization of Weekly Reader effectuated on July 14, 1999 and November 17, 1999, respectively (the "Acquisition and Recapitalization"). This discussion and analysis contains forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

OVERVIEW

We are a leading publisher of supplemental education materials for the Pre K-12 education market. Our portfolio of products includes a broad range of both print and electronic supplemental instructional materials, testing and assessment products and library materials, several of which have been published for over 40 years.

     Our revenues consist primarily of:

     -    subscription revenues from our periodicals;

     - revenues from sales of printed products including nonfiction and fiction books, workbooks, worktexts, reference materials and test preparation materials;

     -    computer courseware and hardware;

     -    professional development services; and

     -    technical support services.

     Our operations are conducted primarily through the following four operating subsidiaries:

     -    Weekly Reader;

     -    American Guidance;

     -    World Almanac; and

     -    CompassLearning.

In 2001, the Company acquired ChildU, Inc. a provider of Internet-based educational services to both individual and institutional consumers. ChildU revenues for the period from inception (May 9, 2001) through December 31, 2001 were $810 thousand representing only 0.3% of WRC Media total revenues.

On July 14, 1999, WRC Media acquired 100% of the capital stock of CompassLearning through a wholly-owned subsidiary. On August 13, 1999, WRC Media entered into the recapitalization agreement providing for the recapitalization of PRIMEDIA's Supplemental Education Group. In connection with the recapitalization, PRIMEDIA contributed 100% of the outstanding capital stock of American Guidance and World Almanac to Weekly Reader, prior to WRC Media's acquisition of 94.9% of the outstanding common stock of Weekly Reader, with the remaining 5.1% being retained by PRIMEDIA.

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

REVENUES

For the year ended December 31, 2001, WRC Media and its subsidiaries had net revenue of $231.5 million. On an separate company basis, for the year ended December 31, 2001, Weekly Reader (excluding American Guidance and World Almanac) had net revenue of $47.3 million, American Guidance had net revenue of $56.9 million, World Almanac had net revenue of $58.0 million, CompassLearning had net revenue of $68.5 million and ChildU had net revenue of $0.8 million.

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

American Guidance derives revenues from two product lines:

     -    testing and assessment products; and

     -    supplemental instructional materials.

Testing and assessment products are typically sold in kits containing the test, test record forms, easels used to administer the test, scoring sheets and a manual describing the proper use of the test. Each test uses a different test record form, which typically come in packages of 25 and must be purchased from American Guidance for as long as the school uses the test. Some tests are used for over 15 years. Approximately 38% of American Guidance's revenues from testing and assessment products for the years ended December 31, 2001 and 2000 were from replenishment sales for these test record forms. American Guidance's supplemental instructional materials consist of curriculum-based instructional materials and are sold primarily to middle and secondary schools.

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

COMPASSLEARNING.  CompassLearning's revenues are derived from its:

     -    software products;

     -    professional development services;

     -    technical support services; and

     -    hardware sales.

Professional development services generally consist of a specific number of days of training. Technical support service contracts are typically for one-year periods and are provided at varying levels, from telephone help-line services to priority systems engineer dispatching. CompassLearning's electronic courseware customers purchase, on average, six days of professional development services and a one-year technical support contract for help-line and systems engineer services in connection with their software purchases. These service contracts are frequently renewed following the expiration of the initial service period, with approximately 50% of technical support services revenue and approximately 12% of professional development services revenue for the year ended December 31, 2001 coming from renewal sales. CompassLearning's services revenues, particularly those attributable to renewals of existing services contracts, have been decreasing recently as a result of:

     - the improved quality of our software products, which require less technical support; and

     - more customers supplying their own training and support services through in-house expertise.

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

OPERATING COSTS AND EXPENSES

WEEKLY READER. For Weekly Reader, operating costs and expenses are comprised primarily of:

     -    cost of goods sold;

     -    sales and marketing;

     -    distribution, circulation and fulfillment;

     -    editorial;

     -    general and administrative expenses;

     -    corporate overhead costs; and

     -    depreciation and amortization.

Weekly Reader's cost of goods sold for its products consist primarily of paper, printing and binding costs. Sales and marketing expenses are typically for direct mail costs including:

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

General and administrative expenses consist primarily of: salaries and fringe benefits for executives as well as for finance, information technology and human resources employees; information technology expenses, other than salaries; and real estate expenses.

Corporate overhead costs prior to November 17, 1999, include costs for:

     - amounts allocated as corporate overhead by PRIMEDIA for services and administrative functions shared with PRIMEDIA and its other operating companies, including, but not limited to:

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

Corporate overhead expense subsequent to November 17, 1999 include costs for:

     - amounts allocated as corporate overhead by WRC Media for services and administrative functions shared with WRC Media's other operating companies, including, but not limited to:

     -    executive management costs;

     -    real estate expenses; and

     -    third-party costs.

COMPASSLEARNING. CompassLearning's operating costs and expenses consist primarily of:

     -    cost of products sold;

     -    sales and marketing;

     -    research and development; and

     -    general and administrative expenses.

Sales and marketing expenses are the largest component of operating costs and expenses and consist primarily of direct sales force expenses, primarily compensation and sales commissions as well as expenses for promotional activities.

Cost of products sold consist primarily of:

     -    production and packaging costs and royalty expenses;

     - salaries and related costs of employees providing professional development services and technical support services for CompassLearning's services business; and

     - the cost to CompassLearning to purchase the hardware for resale, as well as the internal cost to support this line of business.

Research and development costs consist primarily of salaries and related costs of employees, as well as temporary staff hired as needed, and are typically expensed as incurred. Since January 1, 1998, all new software development costs have been expensed as incurred as none of these costs have been considered eligible for capitalization.

Results of Operations for the year ended December 31, 2001-- WRC Media Inc. and Subsidiaries

The results of operations of WRC Media and its subsidiaries encompass the operations of (i) Weekly Reader and its subsidiaries, including American Guidance and World Almanac; (ii) CompassLearning and (iii) ChildU. The results of operations of WRC Media and its subsidiaries should be read together with the separate discussion of the results of operations of Weekly Reader. Management's discussion and analysis (MD&A) of CompassLearning and ChildU have been incorporated in WRC Media's MD&A as these two entities are 100% wholly owned subsidiaries of WRC Media.

As WRC Media was founded on May 14, 1999, for purposes of the financial presentation and discussion of WRC Media's results of operations included here, we are comparing: (1) the 1999 historical income statements on a combined basis of CompassLearning for the period of January 1, 1999 through July 13, 1999, after which time its operations are included with WRC Media; Weekly Reader for the period of January 1, 1999 through November 17, 1999, after which time its operations are included with WRC Media; and WRC Media presented from inception through December 31, 1999 to (2) the 2000 historical income statements for the year ended December 31, 2000 of WRC Media and its subsidiaries and (3) the 2001 historical income statements for the year ended December 31, 2001 of WRC Media and its subsidiaries.

WRC Media analyzes its revenues, expenses and operating results on a percentage of sales basis. The following table sets forth, for the periods indicated, combined statements of operations data explained above, expressed in millions of dollars and as a percentage of net sales.


                                                           Twelve Months Ended December 31
                                                            2000(a)                  2001
                                                     ----------------------- -----------------------
                                                     Amount  % of Net Sales  Amount   % of Net Sales
                                                     ------  --------------  ------   --------------
                                                               (Dollars in millions)

Sales, net                                          $ 218.8       100.0%      $ 231.5        100.0%
Cost of goods sold                                     66.4        30.3%         65.7         28.4%
                                                    -------      ------       -------       ------
Gross profit                                        $ 152.4        69.7%      $ 165.8         71.6%
Costs and expenses:
   Sales and marketing                                 48.9        22.3%         54.7         23.6%
   Research and development                             4.7         2.1%          5.8          2.5%
   Distribution, circulation and fulfillment           13.0         5.9%         14.3          6.2%
   Editorial                                           10.5         4.8%         10.6          4.6%
   General and administrative                          25.1        11.5%         26.4         11.4%
   Depreciation                                         2.8         1.3%          3.2          1.4%
                                                    -------      ------       -------       ------
                                                      105.0        48.0%        115.0         49.7%
                                                    -------      ------       -------       ------
Income before amortization of goodwill and
intangible assets, interest expense, income
taxes and other, net                                   47.4        21.7%         50.8         21.9%
Amortization of goodwill and intangible assets         73.8        33.7%         63.8         27.6%
                                                    -------      ------       -------       ------
Loss from operations                                  (26.4)      (12.0%)       (13.0)        (5.7%)
Interest expense, including amortization
of deterred financing costs                           (35.3)      (16.1%)       (33.0)       (14.3%)
Loss on investments                                     -           -            (0.9)        (0.4%)
Other, net                                              0.3         0.1%         (0.9)        (0.4%)
                                                    -------      ------       -------       ------
Loss before income tax provision                      (61.4)      (28.0%)       (47.8)       (20.8%)
Income tax provision                                   (0.6)       (0.3%)        (0.7)        (0.3%)
                                                    -------      ------       -------       ------
Net loss                                            $ (62.0)      (28.3%)     $ (48.5)       (21.1%)
                                                    =======      ======       =======       ======
    EBITDA(b)                                       $  50.9        23.3%      $  56.2         24.3%
                                                    =======      ======       =======       ======

(a) Certain reclassifications have been made to the prior year in order to be consistent with current year presentation.

(b) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization not including WRC Media's unrestricted subsidiaries. EBITDA for the year ended December 31, 2000 excludes $0.4 million of non-recurring expenses related to changing CompassLearning's name from its predecessor's name. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles. Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and WRC's investment in ThinkBox "Unrestricted Subsidiaries" under its Credit Agreement so as to: (i) exclude them from all the negative covenants in the Amended and Restated Credit Agreement including the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and
      (ii) permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox performance will not be in any covenant calculations. Accordingly, Consolidated EBITDA (excluding unrestricted subsidiaries) is defined as WRC Media consolidated EBITDA excluding the $3.8 million EBITDA loss contributed by its unrestricted subsidiaries- ChildU and its investment in ThinkBox


Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Sales, net. For the year ended December 31, 2001, net sales increased $12.7 million, or 5.8%, to $231.5 million from $218.8 million in 2000. This increase was primarily due to an increase in sales at CompassLearning of $4.5 million, or 7.0%, to $68.5 million for the year ended December 31, 2001 from $64.0 million in 2000 combined with an increase in sales at Weekly Reader of $7.4 million, or 4.8%, to $162.2 million for the year ended December 31, 2001 from $154.8 million in 2000 and ChildU sales of $0.8 million. The increase in sales at Weekly Reader was due to (1) an increase in sales at American Guidance Service of $2.8 million, or 5.2%, to $56.8 million for the year ended December 31, 2001 from $54.0 million for the year ended December 31, 2000 as a result of $3.9 million or 14.1% increase in curriculum sales driven by our new Florida textbook adoption partially offset by a $1.0 million decrease in sales of assessment products primarily attributable to the prior year's strong GFTA product release,
(2) an increase in sales at World Almanac of $2.9 million, or 5.3% to $58.0 million for the year ended December 31, 2001 from $55.1 million for the year ended December 31, 2000 as a result of higher telemarketing and website sales at World Almanac's Facts On File News Service and higher sales at Gareth Stevens, Inc. partially offset by decreases at Funk & Wagnall's Yearbook sales. The lower sales at Funk & Wagnalls are driven by the anticipated decline in the Yearbook business. Excluding Funk & Wagnalls, World Almanac's core revenue increased by $3.7 million, or 7.2% to $55.4 million from $51.7 million in 2000; and (3) an increase in sales at Weekly Reader, not including World Almanac and American Guidance, of $1.6 million, or 3.5% for the year ended December 31, 2001 to $47.3 million from $45.7 million for the year ended December 31, 2000. This increase was primarily attributable to higher revenue from a new distribution channel, $1.4 million; higher licensing revenue, $1.0 million or 105.5%; higher shipments in Lifetime Learning Systems, $0.6 million or 7.9%; offset by lower Skills book revenue, $1.1 million or 42.3% and lower Periodical revenue, $0.2 million or 0.6%. Weekly Reader added a new distribution channel in 2001. The Weekly Reader Book Club was sold for the first time on the QVC television network. Sales through QVC were robust- with Weekly Reader selling more than $1.4 million in high quality books in a one-day promotion in November 2001. The decrease in Skills book revenue is attributable to 2001 representing an off presidential election year. Skills book revenue historically significantly increases in presidential election years. CompassLearning net revenue increased $4.5 million, or 7.0%, to $68.5 million from $64.0 million in 2000. This increase was primarily due to an increase in software revenue of $7.4 million, or 22.8%, to $39.9 million from $32.5 million in 2000. We believe new software sales increased primarily as a result: (i) our integrated product development strategy; (ii) the software being delivered by a seasoned sales force and (iii) reduced market confusion in 2001 as a result of many smaller startup companies exiting the marketplace due to poor sales performance or loss of additional financing. CompassLearning's professional development revenue increased $1.0 million or 9.6%, to $11.4 million from $10.4 million in 2000. These increases was primarily offset by a planned decrease in hardware revenue of $3.7 million, or 59.7%, to $2.5 million from $6.2 million in 2000, and a decrease in service revenue from technical support of $0.2 million, or 1.3%, to $14.7 million from $14.9 million in 2000. It is our strategy to grow CompassLearning's core business, which is the electronic courseware and the related professional development services to train our customers in implementing that electronic courseware most efficiently as well as software maintenance from technical support services. Revenue from these sources increased $8.1 million or 14.0%, to $66.0 million from $57.9 million in 2000.

Gross profit. For the year ended December 31, 2001, gross profit increased by $13.4 million or 8.8%, to $165.8 million from $152.4 million in 2000. This increase was due to an increase in gross profit at CompassLearning of $8.0 million, or 20.6%, to $46.9 million for the year ended December 31, 2001 from $38.9 million in 2000 combined with by an increase in gross profit at Weekly Reader of $5.0 million, or 4.4%, to $118.5 million for the year ended December 31, 2001 from $113.5 in 2000 and $0.4 million contributed by ChildU. The increase in gross profit at CompassLearning was primarily due to $8.3 million of higher software margin attributable to the significant increase in software sales. The increase in gross profit at Weekly Reader was a result of (1) an increase in gross profit at American Guidance of $3.2 million, or 8.1%, to $42.6 million from $39.4 million for the year ended December 31,2000 primarily as a result of an increase in sales volume described above but also driven by a favorable gross margin rate related to our successful Florida textbook adoption;
(2) an increase in gross profit at World Almanac of $1.7 million, or 4.7%, to $38.2 million from $36.5 million in 2000. This increase is driven by higher sales at Fact On File New Service and Gareth Stevens. Gross profit at Weekly Reader, not including World Almanac and American Guidance, of $37.7 million for the year ended December 31, 2001 increased $0.1 million from $37.6 million in 2000 as a result of higher overall sales partially offset by a lower gross margin contribution resulting from higher low margin licensing revenue. Overall, WRC Media consolidated gross profit as a percent of revenue increased to 71.6% for the year ended December 31, 2001 from 69.7% in 2000.

Operating costs and expenses. For the year ended December 31, 2001, operating costs and expenses (excluding amortization of goodwill and intangible assets) increased by $10.0 million, or 9.5%, to $115.0 million from $105.0 million in 2000. This increase was primarily the result of (i) $5.8 million or 11.9% increase in sales and marketing expense; (ii) $1.3 million or 5.2% increase in general and administrative expense; (iii) $1.3 million or 10.0% increase in distribution, circulation and fulfillment expense combined with (iv) $1.1 million or 23.4% increase in research and development and (v) $0.4 million or 14.3% increase in depreciation expense.

Sales and marketing expense increased $5.8 million or 11.9% to $54.7 million for the year ended December 31, 2001 from $48.9 million in 2000 primarily as the result of (i) a $3.3 million or 15.1% increase in sales and marketing expense in 2001 at CompassLearning from 2000 resulting from higher sales commissions paid to its sales force driven by significantly higher sales of new software as discussed above; combined with (ii) an increase in Weekly Reader's sales and marketing expenses of $2.3 million or 8.5% primarily at American Guidance and World Almanac attributable to the higher sales volume also described above.

General and administrative expense increased $1.3 million or 5.2% to $26.4 million for the year ended December 31, 2001 from $25.1 million in 2000 primarily driven by the establishment of WRC Media's new headquarters in spring 2001, $0.7 million and to a lesser extent general and administrative expense associated with ChildU which was acquired in May 2001.

The increase in distribution, circulation and fulfillment expense of $1.3 million or 10.0% to $14.3 million for the year ended December 31, 2001 from $13.0 million in 2000 was primarily driven by higher distribution costs at Weekly Reader (excluding AGS and World Almanac) related to its new QVC sales channel and at AGS driven by higher sales.

Research and development expense increased $1.1 million or 23.4% to $5.8 million for the year ended December 31, 2001 from $4.7 million in 2000. This increase resulted from $2.4 million of research and development expense incurred at ChildU since its acquisition in May 2001 offset by a decrease in research and development at CompassLearning of $1.3 million, or 27.7%, to $3.4 million from $4.7 million and as a percentage of revenue decreased to 4.9% from 7.3% in 2000. The shift in research and development was primarily due to a change in the company strategy to exit LAN/WAN software development to pursue new web strategies.

Depreciation expense increased $0.4 million or 14.3% to $3.2 million for the year ended December 31, 2001 from $2.8 million in 2000 primarily as a result of depreciation of leasehold improvements made to WRC Media's corporate office in 2001.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the year ended December 31, 2001, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased by $3.4 million, or 7.2%, to $50.8 million from $47.4 million in 2000. This increase was primarily a result of $13.4 million of higher gross profit driven by the increase in sales described above partially offset by $10.0 higher operating costs and expenses (before amortization of goodwill and intangible assets) described above.

Amortization of goodwill and intangible assets. For the year ended December 31, 2001, amortization of goodwill and intangible assets decreased by $10.0 million, or 13.6%, to $63.8 million from $73.8 million in 2000. This decrease was primarily due to a decrease in amortization of a non-compete agreement, which ended in November 2001.

Loss from operations. For the year ended December 31, 2001, loss from operations decreased $13.4 million, or 50.8%, to $13.0 million from $26.4 million in 2000. This decrease was primarily due to lower amortization of goodwill and intangible assets of $10.0 million combined with $3.4 million higher Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net described above.

Loss on investments. For the year ended December 31, 2001, loss on investments of $0.9 million represents the Company's recognition of its loss on its minority investment in ThinkBox, Inc.

Interest expense, including amortization of deferred financing costs. For the year ended December 31, 2001, interest expense decreased by $2.3 million, or 6.5%, to $33.0 million from $35.3 million in 2000 and interest expense as a percentage of sales decreased to 14.3% from 16.1% in 2000. Interest expense for the years ended December 31, 2001 and 2000 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization.

Other, net. For the year ended December 31, 2001, other, net increased $1.2 million or 400.0% to $0.9 million expense from other income of $0.3 million in 2000. This increase was primarily the result of a $1.0 million management fee paid to a related party of WRC Media (see related party footnote no. 17 to WRC Media's consolidated financial statements for further discussion).

Income tax provision. For the year ended December 31, 2001, provision for income taxes increased by $0.1 million or 16.7% to an income tax provision of $0.7 million from a provision for income taxes of $0.6 million in 2000.

Net loss. For the year ended December 31, 2001, net loss decreased by $13.5 million, or 21.8%, to $48.5 million from $62.0 million in 2000 primarily due to lower amortization of goodwill and intangible assets of $10.0 million combined with $3.4 million higher income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net described above. Net loss as a percentage of net sales decreased to negative 21.1% for the year ended December 31, 2001 from negative 28.3% in 2000.

EBITDA. For the year ended December 31, 2001, consolidated EBITDA (excluding unrestricted subsidiaries- see footnote (b) above) increased $5.3 million, or 10.4%, to $56.2 million from $50.9 million in 2000. This increase is primarily attributable to $13.4 million or 8.8% increase in gross profit for the year ended December 31, 2001 driven by higher sales partially offset by higher operating costs and expenses comprised primarily of $5.8 million of higher sales and marketing expenses and $1.3 million of higher general and administrative expenses.

Results of Operations for the year ended December 31, 2000 -- WRC Media Inc. and Subsidiaries

                                                           Twelve Months Ended December 31
                                                            1999(a)                2000(a)
                                                    ----------------------- -----------------------
                                                    Amount  % of Net Sales  Amount   % of Net Sales
                                                    ------  --------------  ------   --------------
                                                               (Dollars in millions)

Sales, net                                          $ 214.1       100.0%   $ 218.8         100.0%
Cost of goods sold (b)                                 65.3        30.5%      66.4          30.3%
                                                    -------       -----    -------         -----
Gross profit                                        $ 148.8        69.5%   $ 152.4          69.7%
Costs and expenses:
   Sales and marketing                                 45.8        21.4%      48.9          22.3%
   Research and development                             7.7         3.6%       4.7           2.1%
   Distribution, circulation and fulfillment           13.2         6.2%      13.0           5.9%
   Editorial                                           10.0         4.7%      10.5           4.8%
   General and administrative                          29.6        13.8%      25.1          11.5%
   Write-off of in process research and
   development costs(c)                                 9.0         4.2%       -             0.0%
   Depreciation                                         1.8         0.8%       2.8           1.3%
                                                    -------       -----    -------         -----
                                                      117.1        54.7%     105.0          48.0%
                                                    -------       -----    -------         -----
Income before amortization of goodwill and
intangible assets, interest expense, income
taxes and other, net                                   31.7        14.8%      47.4          21.7%
Amortization of goodwill and intangible assets         18.4         8.6%      73.8          33.7%
                                                    -------       -----    -------         -----
Income (Loss) from operations                          13.3         6.3%     (26.4)        (12.1%)
Interest expense, including amortization                                                     -
of deferred financing costs                           (21.6)      (10.1%)    (35.3)        (16.1%)
Other, net                                             (0.2)       (0.1%)      0.3           0.1%
                                                    -------       -----    -------         -----
Loss before income tax provision                       (8.5)       (3.9%)    (61.4)        (28.1%)
Income tax provision                                   (4.5)       (2.1%)     (0.6)         (0.3%)
                                                    -------       -----    -------         -----
Loss before extraordinary item                        (13.0)       (6.1%)    (62.0)        (28.3%)
                                                    -------       -----    -------         -----
Extraordinary item (d)                                 (3.3)       (1.5%)      -             -
                                                    -------       -----    -------         -----
Net loss                                            $ (16.3)       (7.6%)  $ (62.0)        (28.3%)
                                                    =======       =====    =======         =====
EBITDA(e)                                           $  48.3        21.6%   $  50.9          23.3%
                                                    =======       =====    =======         =====

(a) Certain reclassifications have been made to the prior year in order to be consistent with current year presentation.

(b) Certain amounts have been reclassified in accordance with EITF 99-19, "Reporting Revenue as Principal versus Net as an Agent" and EITF 00-10, "Accounting for Shipping and Handling Fees and Costs."

(c) Immediately following the acquisition in July, 1999, CompassLearning recognized a $9.0 million charge related to the write-off of purchased in-process research and development cost acquired in connection with the acquisition.

(d) On November 17, 1999, CompassLearning wrote-off deferred financing fees through an extraordinary charge as it refinanced all of its debt.

(e) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA for the year ended December 31, 2000 excludes $.4 of non-recurring expenses related to changing CompassLearning's name from it's predecessor's name. EBITDA for the year ended December 31, 1999 excludes $.4 of non-recurring sales related to a discontinued contract, $.9 of cost of goods sold related to a non-recurring charge to inventory, $.6 of expenses related to nonrecurring litigation, $.4 of expenses related to non-recurring transition bonuses, $.4 of other income related to the sale of investments and $.2 in management fees paid to a shareholder. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Sales, net. For the year ended December 31, 2000, net sales increased $4.7 million, or 2.2%, to $218.8 million from $214.1 million in 1999. This increase was primarily due to an increase in sales at Weekly Reader of $6.5 million, or 4.4%, to $154.8 million for the year ended December 31, 2000 from $148.3 million in 1999 offset by a decrease in sales at CompassLearning of $1.8 million, or 2.7%, to $64.0 million for the year ended December 31, 2000 from $65.8 million in 1999. The increase in sales at Weekly Reader was due to (1) an increase in sales at American Guidance Service of $4.4 million, or 8.9%, to $54.0 million for the year ended December 31, 2000 from $49.6 million for the year ended December 31,1999 as a result of $2.3 million increase in curriculum sales and $2.1 million increase in sales of assessment products primarily driven by the release of our revised GFTA assessment (Goldman-Fristoe Test of Articulation);
(2) an increase in sales at World Almanac of $2.2 million, or 4.2% to $55.1 million for the year ended December 31, 2000 from $52.9 million for the year ended December 31, 1999 as a result of higher telemarketing and website sales at World Almanac's Library Services and higher wholesale and press run sales at Gareth Stevens, Inc. partially offset by decreases at Funk & Wagnall's and World Almanac. The decrease at Funk & Wagnall's is driven by lower sales of Funk & Wagnall's Yearbook. The decrease at World Almanac is primarily due to lower sales of The World Almanac and Book of Facts. Weekly Reader's sales, not including World Almanac and American Guidance, of $45.7 million for the year ended December 31, 2000 were flat compared to the year ended December 31, 1999, primarily attributable to higher Skills Books revenue, $1.0 million; higher shipments in Lifetime Learning Systems, $0.7 million; offset by lower Licensing revenue, $0.7 million; unfavorable Periodical revenue, $0.7 million; and the discontinuation of Summer Weekly Reader, $0.3 million.

The decrease in sales at CompassLearning was due to (1) a decrease in software revenue of $0.3 million, or 0.9%, to $32.5 million for the year ended December 31, 2000, from $32.8 million in 1999 primarily as a result of slightly lower sales volume, (2) a decrease in service revenue of $4.3 million, or 14.5%, to $25.3 million for the year ended December 31, 2000, from $29.6 million in 1999 primarily as a result of lower service contract renewal sales partially offset by (3) an increase in hardware revenue of $2.8 million, or 82.4%, to $6.2 million for the year ended December 31, 2000, from $3.4 million in 1999 primarily resulting from the implementation of Emerging Issues Task Force #99-19, Reporting Revenue as Principal versus Net as Agent. This change in accounting had the effect of increasing 2000 revenues approximately $4.0 million. 1999 hardware revenues were not restated in the consolidated financial statements of WRC Media. However, 1999 hardware revenues were restated in the subsidiary financial statements of CompassLearning, Inc.

Gross profit. For the year ended December 31, 2000, gross profit increased by $3.6 million, or 2.4%, to $152.4 million from $148.8 million in 1999. This increase was due to (1) an increase in gross profit at Weekly Reader of $5.4 million, or 5.0%, to $113.5 million for the year ended December 31, 2000 from $108.1 in 1999 offset by a decrease in gross profit at CompassLearning of $1.8 million, or 4.4%, to $38.9 million for the year ended December 31, 2000 from $40.7 million in 1999.

The increase in gross profit at Weekly Reader was a result of (1) an increase in gross profit at American Guidance of $3.0 million, or 8.2%, to $39.4 million from $36.4 million for the year ended December 31,1999 as a result of an increase in sales volume described above; (2) an increase in gross profit at World Almanac of $2.4 million, or 7.0%, to $36.5 million from $34.1 million in 1999. This increase is driven by higher sales and the fact that in 1999 a charge of $1.2 million related to excess inventory levels at Gareth Stevens was taken. World Almanac's gross profit as a percentage of net sales increased to 66.2% in 2000 from 64.5% in 1999. This increase is primarily driven by the inventory related charge previously noted. Gross profit at Weekly Reader, not including World Almanac and American Guidance, of $37.5 million for the year ended December 31, 2000 was flat compared to 1999.

The decrease in gross profit at CompassLearning of $1.8 million, or 4.4%, to $38.9 million from $40.7 million in 1999 primarily due to lower service revenue and fixed costs associated with managing the service business partially offset by lower depreciation and amortization expense recorded to cost of sales in 2000 compared to 1999.

Operating costs and expenses. For the years ended December 31, 2000, operating costs and expenses decreased by $12.1 million, or 10.3%, to $105.0 million from $117.1 million in 1999 primarily due to $12.0 million lower research and development costs at CompassLearning (including the write-off of purchased research and development costs in 1999) for the year ended December 31, 2000 compared to 1999.

Weekly Reader's operating costs and expenses decreased by $0.3 million, or 0.4%, to $71.2 million from $71.5 million in 1999 primarily due to a decrease in allocated PRIMEDIA Inc. corporate and group overhead expenses of $2.9 million; partially offset by an increase in sales and marketing expenses of $2.7 million primarily at American Guidance and World Almanac attributable to the higher sales volume described above.

CompassLearning operating costs and expenses decreased $11.0 million, or 24.6%, to $33.7 million from $44.7 million for in 1999. Since late Summer 2000, we have focused on both short term and long-term infrastructure and organizational right sizing. This is an ongoing process that is management focused. As part of this effort, headcount was reduced from 483 to a targeted level of 457, primarily through reductions in research and development staff and administrative areas. This has reduced costs and increased operational leverage. The main areas of cost reductions were $2.2 million in research and development, which contributed to $3.0 million overall decrease in research and development expense (not including the write-off of $9.0 million of purchased research and development in
1999) and $0.4 million decrease in general and administrative expenses. These cost reductions were offset by $0.3 million increase in sales and marketing expense and $1.1 million of overhead expense allocation from WRC MEDIA INC.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the year ended December 31, 2001, Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased by $15.7 million, or 49.5%, to $47.4 million from $31.7 million in 2000. This increase was primarily a result of $12.1 million of lower operating expense primarily research and development combined with $3.6 million higher gross profit driven by the increase in sales described above.

Amortization of goodwill and intangible assets. For the year ended December 31, 2001, amortization of goodwill and intangible assets increased by $55.4 million, or 301.1%, to $73.8 million from $18.4 million in 2000. This increase was primarily as a result of $55.4 million higher goodwill and intangible asset amortization expense for the year ended December 31, 2000 compared to 1999, resulting from the Acquisition and Recapitalization.

Income (loss) from operations. For the year ended December 31, 2001, loss from operations increased $39.7 million, or 298.5%, to a loss for operations of $26.4 million from income from operations of $13.3 million in 1999. This was primarily due to higher amortization of goodwill and intangible assets of $55.4 million partially offset by $15.7 million higher Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net described above.

Interest expense, including amortization of deferred financing costs. For the year ended December 31, 2000, interest expense increased by $13.7 million, or 63.4%, to $35.3 million from $21.6 million in 1999 and interest expense as a percentage of sales increased to 16.1% from 10.1% in 1999. Interest expense for the year ended December 31, 2000 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization. Interest expense for the year ended December 31, 1999 primarily relates to (1) for Weekly Reader, interest charged by PRIMEDIA Inc. to Weekly Reader on outstanding intercompany debt for the period January 1, 1999 through November 16, 1999 and on debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization for the period November 17, 1999 through December 31, 1999 and (2) for CompassLearning, borrowings from its previous ownership prior to its acquisition by WRC Media on July 14, 1999 and on debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization for the period July 14, 1999 through December 31, 1999.

Other, net. For the year ended December 31, 2000, other, net increased by $0.5 million, to $0.3 million from negative $0.2 million in 1999. This increase was primarily a result of a $0.8 million decrease in other income at Weekly Reader partially offset by $0.4 million decrease in other income, net at CompassLearning.

Income tax provision (benefit). For the year ended December 31, 2000, provision for income taxes decreased by $3.9 million or 86.7% to an income tax provision of $0.6 million from a provision for income taxes of $4.5 million in 1999. The Company has a much lower income tax provision in the current period, primarily a result of $56.4 million of higher depreciation and amortization of goodwill and intangible assets for the year ended December 31, 2000 compared to 1999 resulting from the Acquisition and Recapitalization described above.

Net loss. For the year ended December 31, 2000, net loss increased by $45.7 million, or 280.4%, to $62.0 million from $16.3 million in 1999 primarily as a result of the $55.4 million increase in amortization expenses for intangible assets and $13.7 million increase in interest expense resulting from the Asset and Recapitalization described above partially offset by $12.0 million lower research and development expense at CompassLearning and a decrease in provision for income taxes of $3.9 million. Net loss as a percentage of net sales increased to negative 28.3% for the year ended December 31, 2000 from negative 7.6% in 1999.

EBITDA. For the year ended December 31, 2000, consolidated EBITDA increased $4.6 million, or 9.9%, to $50.9 million from $46.3 million in 2000. This increase is primarily attributable to $3.6 million or 2.4% increase in gross profit for the year ended December 31, 2000 driven by higher sales combined with lower operating costs and expenses.

Results of Operations for the year ended December 31, 2001 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.



                                                           Twelve Months Ended December 31
                                                            2000                     2001
                                                   -----------------------  -----------------------
                                                   Amount   % of Net Sales  Amount   % of Net Sales
                                                   ------   --------------  -----    --------------
                                                               (Dollars in millions)

Sales, net                                          $ 154.8       100.0%     $ 162.2      100.0%
Cost of goods sold                                     41.3        26.7%        43.7       26.9%
                                                    -------       ------     -------     -------
Gross profit                                        $ 113.5        73.3%     $ 118.5       73.1%
Costs and expenses:
   Sales and marketing                                 27.0        17.5%        29.3       18.2%
   Distribution, circulation and fulfillment           13.0         8.4%        14.3        8.8%
   Editorial                                           10.5         6.8%        10.6        6.5%
   General and administrative                          18.7        12.1%        18.9       11.7%
   Depreciation                                         1.9         1.2%         2.0        1.2%
                                                    -------       ------     -------     -------
                                                       71.1        46.0%        75.1       46.4%
                                                    -------       ------     -------     -------
Income before amortization of goodwill and
intangible assets, interest expense, income            42.4        27.3%        43.4       26.7%
taxes and other, net Amortization of                   12.1         7.8%        12.0        7.4%
goodwill and intangible assets                      -------       ------     -------     -------

Income from operations                                 30.3        19.5%        31.4       19.3%
Interest Expense                                      (34.3)      (22.2%)      (32.2)     (19.9%)
Other, net                                              0.2         0.1%         -          0.0%
                                                    -------       ------     -------     -------
Loss before income tax provision                       (3.8)       (2.6%)       (0.8)      (0.6%)
Income tax provision                                   (0.6)       (0.4%)       (0.3)      (0.2%)
                                                    -------       ------     -------     -------
Net loss                                            $  (4.4)       (3.0%)    $  (1.1)      (0.8%)
                                                    -------       ------     -------     -------
    EBITDA(a)                                       $  44.7        28.9%     $  45.6       28.1%
                                                    -------       ------     -------     -------


(a) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader Corporation's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an altenative to, measures of operating performance determined in accordance with generally accepted accounting principles.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Sales, net. For the year ended December 31, 2001, net sales increased $7.4 million, or 4.8%, to $162.2 million from $154.8 million for the year ended December 31, 2000. The increase in sales at Weekly Reader was due to (1) an increase in sales at American Guidance Service of $2.8 million, or 5.2, to $56.8 million for the year ended December 31, 2001 from $54.0 million for the year ended December 31, 2000 as a result of $3.9 million increase in curriculum sales partially offset by $1.0 million decrease in sales of assessment products primarily caused by the strong performance of our revised GFTA assessment (Goldman-Fristoe Test of Articulation) release in 2000; (2) an increase in sales at World Almanac of $2.9 million, or 5.3% to $58.0 million for the year ended December 31, 2001 from $55.1 million for the year ended December 31, 2000 primarily as a result of (i) $1.6 million or 25.0% higher telemarketing and website sales at World Almanac's Facts On File News Service; (ii) $1.0 million or 7.3% higher telemarketing sales at Gareth Stevens; (iii) $1.1 million or 3.5% increase in sales of World Almanac books ($0.4 million) and sales of World Almanac Education's Library Services ($0.7 million) partially offset by $0.8 million or 24.3% sales decrease at Funk & Wagnall's. The decrease at Funk & Wagnall's is driven by the anticipated decline in the Yearbook business. Excluding Funk & Wagnalls, World Almanac's core revenue increased by $3.7 million, or 7.2% to $55.4 million from $51.7 million in 2000; and (iv) and increase in Weekly Reader's sales, not including World Almanac and American Guidance, of $1.6 million or 3.5% for the year ended December 31, 2001 to $47.3 million from $45.7 million for the year ended December 31, 2000, primarily attributable to higher Licensing revenue, $2.4 million or 252.8%; higher shipments in Lifetime Learning Systems, $0.6million or 7.9%; offset by lower, Skills Books $1.1 million or 42.3%; and unfavorable Periodical revenue, $0.2 million or 0.6%. Weekly Reader's licensing, which is primarily known for its flagship Weekly Reader Seal of Approval program, added a new distribution channel in 2001. The Weekly Reader Book Club was sold for the first time on the QVC television network over one day in November 2001. Sales through QVC exceeded all expectations- with Weekly Reader selling more than $1.4 million in high quality books. The decrease in Skills book revenue is attributable to the prior year of 2000 representing a presidential election year. Skills book sales historically significantly increase in presidential election years.

Gross profit. For the year ended December 31, 2001, gross profit increased $5.0 million or 4.4% to $118.5 million from $113.5 million in 2000. This increase was a result of (1) an increase in gross profit at American Guidance of $3.2 million, or 8.1%, to $42.6 million from $39.4 million for the year ended December 31, 2000 as a result of an increase in sales volume described above; and (2) an increase in gross profit at World Almanac of $1.7 million, or 4.7%, to $38.2 million from $36.5 million in 1999 as a result higher sales. Gross profit at Weekly Reader, not including World Almanac and American Guidance, increased $0.1 million, or 0.3%, to $37.6 million for the year ended December 31, 2001 from $37.5 million for the year ended December 31, 2000 as a result of an increase in sales volume described above.

Gross profit as a percentage of sales decreased slightly to 73.1% for the year ended December 31, 2001 from 73.3% in 2000.

Operating costs and expenses. For the year ended December 31, 2001, operating costs and expenses (excluding amortization of goodwill and intangible assets) increased $4.0 million, or 5.6%, to $75.1 million from $71.1 million in 2000 primarily due to (i) $2.3 million or 8.5% increase in sales and marketing expense; (ii) $1.3 million or 10.0% increase in distribution, circulation and fulfillment expense; and (iii) $0.2 million or 1.1% increase in general and administrative expense.

Sales and marketing expense increased $2.3 million or 8.5% primarily at American Guidance and World Almanac attributable to the higher sales volume described above.

The increase in distribution, circulation and fulfillment expense of $1.3 million or 10.0% to $14.3 million for the year ended December 31, 2001 from $13.0 million in 2000 was primarily driven by higher distribution costs at Weekly Reader (excluding AGS and World Almanac) related to its new QVC sales channel and at AGS driven by higher sales.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the year ended December 31, 2001, Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased by $1.0 million, or 2.4%, to $43.4 million from $42.4 million in 2000. This increase was primarily a result of $5.0 million of higher gross profit driven by the increase in sales described above partially offset by $4.0 higher operating costs and expenses (before amortization of goodwill and intangible assets) described above.

Amortization of goodwill and intangible assets. For the year ended December 31, 2001, amortization of goodwill and intangible assets of $12.0 million was essentially flat compared to 2000.

Income from operations. For the year ended December 31, 2001, income from operations increased by $1.1 million, or 3.6%, to $31.4 million from $30.3 million in 2000 and operating income as a percentage of sales decreased to 19.3% from 19.5% in 2000 due to the factors described above.

Interest expense. For the year ended December 31, 2001, interest expense decreased by $2.1 million, or 6.1%, to $32.2 million from $34.3 million in 2000 and interest expense as a percentage of sales decreased to 19.9% from 22.2% in 2000. Interest expense for the years ended December 31, 2001 and 2000 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization.

Other, net. For the year ended December 31, 2000, other, net decreased to $0 from $0.2 million income in 2000.

Income tax provision. For the year ended December 31, 2001, provision for income taxes decreased by $0.3 million or 50.0% to an income tax provision of $0.3 million from a provision for income taxes of $0.6 million in 2000.

Net loss. For the year ended December 31, 2001, net loss decreased by $3.3 million, or 75.0%, to a net loss of $1.1 million from net loss of $4.4 million in 2000. Net loss as a percentage of net sales decreased to negative 0.8% for the year ended December 31, 2001 from negative 3.0% in 2000. The decrease to net loss was primarily due to the factors described above.

EBITDA. For the year ended December 31, 2001, EBITDA increased $0.9 million, or 2.0%, to $45.6 million from $44.7 million in 2000. This increase is primarily attributable to $5.0 million of higher gross profit driven by the increase in sales described above partially offset by $4.1 million higher operating costs and expenses not including depreciation described above.

Results of Operations for the year ended December 31, 2000 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.

                                                            Twelve Months Ended December 31
                                                             1999                     2000
                                                   -----------------------  -----------------------
                                                   Amount    % of Net Sales  Amount  % of Net Sales
                                                   --------  --------------  ------  --------------
                                                               (Dollars in millions)
Sales, net                                          $ 148.3       100.0%     $ 154.8     100.0%
Cost of goods sold                                     40.2        27.1%        41.3      26.7%
                                                    -------       -----      -------     -----

Gross profit                                        $ 108.1        72.9%     $ 113.5      73.3%
Costs and expenses:
      Sales and marketing                              24.3        16.5%        27.0      17.5%
      Distribution, circulation and fulfillment        13.2         8.9%        13.0       8.4%
      Editorial                                        10.0         6.8%        10.5       6.8%
      General and administrative                       15.9        10.7%        15.4       9.9%
      Corporate and group overhead (a)                  6.2         4.2%         3.3       2.1%
      Depreciation                                      1.8         1.2%         1.9       1.2%
                                                    -------       -----      -------     -----
                                                       71.4        48.3%        71.1      46.0%
                                                    -------       -----      -------     -----

Income before amortization of goodwill and
intangible assets, interest expense, income
taxes and other, net                                   36.7        24.6%        42.4      27.3%
Amortization of goodwill and intangible assets         13.6         9.2%        12.1       7.8%
                                                    -------       -----      -------     -----

Income from operations                                 23.1        15.4%        30.3      19.5%
Interest Expense, including amortization of
deferred financing costs (b)                          (14.8)      (10.0%)      (34.3)    (22.2%)
Other, net                                             (0.6)       (0.4%)        0.2       0.1%
                                                    -------       -----      -------     -----

Income (Loss) before income tax provision               7.7         5.0%        (3.8)     (2.6%)
Income tax provision                                   (4.5)       (3.0%)       (0.6)     (0.4%)
                                                    -------       -----      -------     -----

Net loss                                            $   3.2         2.0%     $  (4.4)     (2.9%)
                                                    =======       =====      =======     =====
    EBITDA(c)                                       $  38.9        26.2%     $  44.7       28.9%
                                                    =======       =====      =======     =====

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

(c) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA for the year ended December 31, 1999 excludes $.4 of non-recurring sales related to a discontinued contract, $.9 of cost of goods sold related to a non-recurring charge to inventory and $.6 of expenses related to non-recurring litigation. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader Corporation's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Sales, net. For the year ended December 31, 2000, net sales increased $6.5 million, or 4.4%, to $154.8 million from $148.3 million for the year ended December 31, 1999. The increase in sales at Weekly Reader was due to (1) an increase in sales at American Guidance Service of $4.4 million, or 8.9%, to $54.0 million for the year ended December 31, 2000 from $49.6 million for the year ended December 31,1999 as a result of $2.3 million increase in curriculum sales and $2.1 million increase in sales of assessment products primarily driven by the release of our revised GFTA assessment (Goldman-Fristoe Test of Articulation); (2) an increase in sales at World Almanac of $2.2 million, or 4.2% to $55.1 million for the year ended December 31, 2000 from $52.9 million for the year ended December 31, 1999 as a result of higher telemarketing and website sales at World Almanac's Library Services and higher wholesale and press run sales at Gareth Stevens, Inc. partially offset by decreases at Funk & Wagnall's and World Almanac. The decrease at Funk & Wagnall's is driven by prior period sales adjustments taken in 1999. The decrease at World Almanac is primarily due to lower sales of The World Almanac and Book of Facts. Weekly Reader's sales, not including World Almanac and American Guidance, of $45.7 million for the year ended December 31, 2000 were flat compared to the year ended December 31, 1999, primarily attributable to higher Skills Books revenue, $1.0 million; higher shipments in Lifetime Learning Systems, $0.7 million; offset by lower Licensing revenue, $0.7 million; unfavorable Periodical revenue, $0.7 million; and the discontinuation of Summer Weekly Reader, $0.3 million.

Gross profit. For the year ended December 31, 2000, gross profit increased $5.4 million or 5.0% to $113.5 million from $108.1 million in 1999. This increase was a result of (1) an increase in gross profit at American Guidance of $3.0 million, or 8.2%, to $39.4 million from $36.4 million for the year ended December 31,1999 as a result of an increase in sales volume described above; (2) an increase in gross profit at World Almanac of $2.4 million, or 7.0%, to $36.5 million from $34.1 million in 1999. This increase is driven by higher sales and the fact that in 1999 a charge of $1.2 million related to excess inventory levels at Gareth Stevens was taken. World Almanac's gross profit as a percentage of net sales increased to 66.2% in 2000 from 64.5% in 1999. This increase is primarily driven by the inventory-related charge previously noted. Gross profit at Weekly Reader, not including World Almanac and American Guidance, of $37.5 million for the year ended December 31, 2000 was essentially flat compared to 1999.

Gross profit as a percentage of sales increased to 73.3% for the year ended December 31, 2000 from 72.9% in 1999, primarily due to the inventory related charge taken in 1999 at World Almanac previously noted.

Operating costs and expenses. For the year ended December 31, 2000, operating costs and expenses decreased by $0.3 million, or 0.4%, to $71.1 million from $71.4 million in 1999 primarily due to a decrease in allocated PRIMEDIA Inc. corporate and group overhead expenses of $2.9 million; partially offset by an increase in sales and marketing expenses of $2.7 million primarily at American Guidance and World Almanac attributable to the higher sales volume described above.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the year ended December 31, 2000, Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased by $5.7 million, or 15.5%, to $42.4 million from $36.7 million in 1999. This increase was primarily a result of $5.4 million of higher gross profit driven by the increase in sales described above combined with $0.3 lower operating costs and expenses (before amortization of goodwill and intangible assets) described above.

Amortization of goodwill and intangible assets. For the year ended December 31, 2000, amortization of goodwill and intangible assets of $12.1 million was lower by $1.5 million or 11.0% compared to 1999 due to intangible assets with lower amortization schedules in the later part of their lives and intangible assets that were fully amortized in 1999.

Income from operations. For the year ended December 31, 2000, income from operations increased by $7.2 million, or 31.2%, to $30.3 million from $23.1 million in 1999 and operating income as a percentage of sales increased to 19.5% from 15.4% in 1999. These increases were primarily due to the factors described above.

Interest expense. For the year ended December 31, 2000, interest expense increased by $19.5 million, or 131.8%, to $34.3 million from $14.8 million in 1999 and interest expense as a percentage of sales increased to 22.2% from 10.0% in 1999. The interest expense for the year ended December 31, 2000 relates to debt associated with the Acquisition and Recapitalization. Since Weekly Reader is jointly and severally liable for that debt, the interest expense related to that debt is reflected in the financial statements of Weekly Reader. The interest expense for the year ended December 31, 1999 primarily represents interest charged by PRIMEDIA Inc. to Weekly Reader on outstanding intercompany debt.

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

Net income (loss). For the year ended December 31, 2000, net income decreased by $7.6 million, or 237.5%, to a net loss of $4.4 million from net income of $3.2 million in 1999. Net income as a percentage of net sales decreased to negative 2.9% for the year ended December 31, 2000 from 2.0% in 1999. The decrease to net loss was primarily due to the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

WRC Media's sources of cash are its operating subsidiaries, Weekly Reader and CompassLearning, and a $30.0 million revolving credit facility. As of December 31, 2001, there were no outstanding advances under the revolving credit facility. Additionally, a stand-by letter of credit in the amount of $2.0 million is outstanding in connection with a real estate lease, which reduces available borrowing under our revolving credit facility by $2.0 million. These sources of cash are considered adequate for the Company's needs for the foreseeable future.

For the January through June time period, WRC Media and its subsidiaries usually experience negative cash flow due to the seasonality of its business. As a result of this business cycle, borrowings usually increase during the period January through June time period, and borrowings generally will be at its lowest point in October. The Company's cash and cash equivalents increased by $6.0 million during the year ended December 31, 2001. Included in cash is approximately $2.8 million of restricted monies which represent the remaining proceeds from the issuance of $13.8 million 18% Junior Cumulative Convertible Preferred Stock on May 9, 2001 used to purchase and fund ChildU and its minority investment in ThinkBox. The $2.8 million in funds cannot be commingled with WRC Media's cash from operations or borrowings under its revolving credit facility. Similarly, the Company cannot use cash from operations or borrowings under its revolving credit facility to fund WRC Media's unrestricted subsidiary, ChildU and its investment in ThinkBox.

WRC Media and its subsidiaries' operations provided $7.1 million in cash for the year ended December 31, 2001. WRC Media and its subsidiaries' principal uses of cash are for debt service, capital expenditures, working capital and acquisitions.

WRC Media and its subsidiaries' investing activities for the year ended December 31, 2001 included: the acquisition of ChildU for $11.3 million, the acquisition of Lindy for $7.0 million, capital expenditures of $4.1 million and investment in ThinkBox of $3.9 million. Weekly Reader's capital expenditures, which consisted primarily of expenditures for property and equipment, were $3.8 million for the year ended for December 31, 2001. CompassLearning's capital expenditures, which consisted primarily of purchases of computer equipment, were $0.2 million for the year ended December 31, 2001.

WRC Media and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the year ended December 31, 2001, financing activities provided cash of $25.7 million, resulting from proceeds from the issuance of preferred stock of $13.8 million, proceeds from issuance of common stock of $6.5 million and proceeds from term loans of $10.0 million. The Company used cash to repay $4.6 million of the senior secured term loans. The proceeds from the issuance of the preferred stock and common stock were used to acquire ChildU and allow WRC Media to make its strategic investment in ThinkBox. The $10.0 million in proceeds from term loans was used to acquire Lindy for $7.0 million and the $3.0 million excess funds from the proceeds from term loans were used for general corporate purposes, primarily repayment of revolving credit advances.

We believe that our current cash position, cash from operations and the availability under our revolving credit facility is sufficient to finance the Company's operations through December 31, 2002.

WORKING CAPITAL

As of December 31, 2001, working capital for WRC Media and its subsidiaries was a deficit of $23.8 million. Weekly Reader subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription. Excluding Weekly Reader deferred revenue of $18.4 million as of December 31, 2001 related to 2001-2002 school year subscriptions results in negative working capital of $5.4 million. There are no unusual registrant or industry practices or requirements relating to working capital items.

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

INFLATION

We do not believe that inflation has had a material impact on our financial position or results of operations for the periods discussed above. Although inflationary increases in paper, postage, labor or operating costs could adversely affect operations, we have generally been able to offset increases in costs through price increases, labor scheduling and other management actions.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented, or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment as well. Goodwill recognized on or before June 30, 2001 shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. The Company has not fully assessed the potential impact of the adoption of SFAS No. 142, which is effective for the Company as of January 1, 2002. The reassessment of intangible assets must be completed during the first quarter of 2002 and the assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of 2002. A portion of the intangible assets and goodwill recognized prior to December 31, 2001 will no longer be amortized effective January 1, 2002.

The Company has adopted the provisions of EITF Issue No. 99-19, "Reporting Revenue as Principal versus Net as an Agent". As a result, the subsidiary financial statements of CompassLearning, Inc. have recorded all sales involving hardware components on the gross method for all periods ended in 1999 and 2000. This accounting change had no effect on gross profit in 1999 and 2000. The consolidated financial statements of WRC Media Inc. reflected this accounting change in its year 2000 and 2001 results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including the following and other risks and factors identified from time to time in the Company's filings with the SEC:

o The Company's ability to continue to produce successful supplemental education material and software products;

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

o The Company's ability to effectively use the internet to support its existing businesses and to launch successful new internet initiatives; and

o The general risks inherent in the market and the impact of rising interest rates with regard to its variable debt facilities.

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

We are subject to market risk exposure related to changes in interest rates on our $132.8 million (as of December 31, 2001) senior secured term loans under our senior credit facilities. Interest on borrowings under our senior credit facilities will bear interest at a rate per annum equal to:

(1) for the revolving credit facility maturing in four years and the $35.1 million senior secured term loan A facility maturing in four years, the LIBO rate as defined in the credit agreement plus 3.375% or the alternate base rate as defined in the credit agreement plus 2.375% subject to performance-based step downs; and

(2) for the $97.7 million senior secured term loan B facility maturing in five years, the LIBO rate plus 4.00% or the alternate base rate plus 3.00%.

Our senior credit facilities require us to obtain interest rate protection for at least 50% of our senior secured term loans for the duration of the senior credit facilities. On November 15, 2001, we entered into an arrangement with a notional value of $67.1 million, which terminates on November 15, 2002 and requires us to pay a floating rate of interest based on the three-month LIBO rate as defined in that arrangement with a cap rate of 3.0%.


PART II

ITEM 8            CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements and
  Financial Statement Schedule                                         PAGE (S)

WRC MEDIA INC. AND SUBSIDIARIES (CO-ISSUER OF SENIOR SUBORDINATED NOTES):

Report of Independent Public Accountants--Arthur Andersen LLP Consolidated Balance Sheets as of December 31, 2000 and 2001

Consolidated Statements of Operations for the period from May 14, 1999 (inception) to December 31, 1999 and for the Years Ended December 31, 2000 and 2001

Consolidated Statements of Stockholders' Equity from May 14, 1999 (inception) to December 31, 1999 and for the Years Ended December 31, 2000 and 2001

Consolidated Statements of Cash Flows for the period from May 14, 1999 (inception) through December 31, 1999 and for the Years Ended December 31, 2000 and 2001

Notes to Consolidated Financial Statements


WEEKLY READER CORPORATION AND SUBSIDIARIES (CO-ISSUER OF SENIOR SUBORDINATED NOTES):

Report of Independent Public Accountants--Arthur Andersen LLP Consolidated Balance Sheets as of December 31, 2000 and 2001

Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001

Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 1999, 2000 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001

Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To WRC Media Inc.:

We have audited the accompanying consolidated balance sheets of WRC Media Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from May 14, 1999 (inception) through December 31, 1999 and for the years ended December 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WRC Media Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of its operations and its cash flows for the period from May 14, 1999 (inception) through December 31, 1999 and for the years ended December 31, 2000 and 2001, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 21, 2002

WRC MEDIA INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)


                                                               December 31,
                 ASSETS                                     2000          2001
                 ------                                   --------      --------
CURRENT ASSETS:
    Cash and cash equivalents                             $  2,968      $  8,919
    Accounts receivable, net (Note 3)                       42,930        43,658
    Inventories, net (Notes 2 and 4)                        14,605        15,026
    Prepaid expenses                                         3,454         3,468
    Other current assets                                    17,409        13,891
                                                          --------      --------
                 Total current assets                       81,366        84,962

PROPERTY AND EQUIPMENT, net (Notes 2 and 7)                  8,105         9,215

PURCHASED SOFTWARE, net (Note 5)                             4,709         2,851

GOODWILL, net (Notes 1 and 2)                              229,498       234,982

DEFERRED FINANCING COSTS, net (Note 2)                       6,693         6,645

IDENTIFIED INTANGIBLE ASSETS, net (Note 6)                 174,068       136,406

OTHER ASSETS AND INVESTMENTS (Note 8)                           25         3,801
                                                          --------      --------
                 Total assets                             $504,464      $478,862
                                                          ========      ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

WRC MEDIA INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

                                                                    December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 2000         2001
   ----------------------------------------------              ---------    ---------

CURRENT LIABILITIES:
    Accounts payable                                           $  19,767    $  18,180
    Accrued payroll, commissions and benefits                      8,495       11,305
    Current portion of deferred revenue (Note 2)                  36,455       39,070
    Other accrued liabilities (Note 9)                            39,991       33,996
    Current portion of long-term debt (Note 11)                    4,488        6,171
                                                               ---------    ---------
                 Total current liabilities                       109,196      108,722

DEFERRED REVENUE, net of current portion (Note 2)                  1,868        2,040

DUE TO RELATED PARTY                                               2,946        2,160

LONG-TERM DEBT (Note 11)                                         269,469      273,544
                                                               ---------    ---------
                 Total liabilities                               383,479      386,466
                                                               ---------    ---------
15% SERIES B PREFERRED STOCK SUBJECT TO
    REDEMPTION, including accrued dividends and
    accretion of warrant value (Note 12)
    (Liquidation preference of $75,000 plus
    accrued dividends)                                            77,796       92,760
                                                               ---------    ---------
WARRANTS ON PREFERRED STOCK (Note 12)                             11,751       11,751
                                                               ---------    ---------
COMMON STOCK SUBJECT TO REDEMPTION (Note 13)                       1,190        1,180
                                                               ---------    ---------
STOCKHOLDERS' EQUITY (Note 16):
    Common stock ($.01 par value,
       20,000,000 shares authorized; 6,851,821 and
       7,022,385 outstanding in 2000 and 2001, respectively)          69           70

    Preferred stock ($.01 par value, 750,000
       shares authorized, 385,325 outstanding)                        --       15,413
    Additional paid-in capital                                   126,063      132,562
    Accumulated comprehensive income (loss)                            9         (316)
    Accumulated deficit                                          (95,893)    (161,024)
                                                               ---------    ---------
                 Total stockholders' equity (deficit)             30,248      (13,295)
                                                               ---------    ---------
                 Total liabilities and stockholders'
                     equity (deficit)                          $ 504,464    $ 478,862
                                                               =========    =========


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

WRC MEDIA INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM MAY 14, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999 AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001 (dollars in thousands)

                                                    1999         2000         2001
                                                 ---------    ---------    ---------
SALES, net                                       $  50,570    $ 218,847    $ 231,469

COST OF GOODS SOLD                                  16,102       66,472       65,682
                                                 ---------    ---------    ---------
                 Gross profit                       34,468      152,375      165,787
                                                 ---------    ---------    ---------
COSTS AND EXPENSES:
    Sales and marketing                             14,030       48,879       54,658
    Research and development                         3,861        4,708        5,751
    Distribution, circulation and fulfillment        1,959       13,019       14,350
    Editorial                                        1,374       10,519       10,558
    General and administrative                       5,571       25,062       26,431
    Write-off of in-process research and
        development costs (Note 15)                  9,000           --           --
    Depreciation                                       540        2,789        3,227
                                                 ---------    ---------    ---------
        Total operating costs and expenses          36,335      104,976      114,975
                                                 ---------    ---------    ---------
INCOME (LOSS) BEFORE AMORTIZATION OF
  GOODWILL AND INTANGIBLE ASSETS
                                                    (1,867)      47,399       50,812


AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS       5,703       73,730       63,757
                                                 ---------    ---------    ---------
                 Loss from operations               (7,570)     (26,331)     (12,945)

INTEREST EXPENSE, INCLUDING AMORTIZATION
  OF DEFERRED FINANCING COSTS                       (8,457)     (35,315)     (33,319)


LOSS ON INVESTMENT (Note 8)                             --           --         (875)

OTHER, net                                              32          266         (708)
                                                 ---------    ---------    ---------
        Loss before income tax provision           (15,995)     (61,380)     (47,847)

INCOME TAX PROVISION                                    --          635          658
                                                 ---------    ---------    ---------
        Loss before extraordinary item             (15,995)     (62,015)     (48,505)

EXTRAORDINARY ITEM - WRITE-OFF OF
  DEFERRED FINANCING COSTS                          (3,336)          --           --
                                                 ---------    ---------    ---------
        Net loss                                 $ (19,331)   $ (62,015)   $ (48,505)
                                                 =========    =========    =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

WRC MEDIA INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MAY 14, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999 AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001 (in thousands, except share data)

                                                                                               Other
                                                         Common Stock         Additional   Comprehensive  Accumulated      Preferred
                                                     Shares        Value    Paid-in Capital    Income        Deficit         Stock
                                                     ------      ---------  --------------- ------------  -----------      ---------
Balance at May 14, 1999                                  --      $      --     $      --     $      --      $      --      $      --
    Issuance of common stock, net                     6,649             67       122,354            --             --             --
    Value of stock issued in
      connection with senior notes                      207              2         3,709            --             --             --
    Net loss                                             --             --            --            --        (19,331)            --
    Preferred stock dividends                            --             --            --            --         (1,406)            --
    Accretion of preferred stock                         --             --            --            --           (112)            --
                                                      -----      ---------     ---------     ---------      ---------      ---------
Balance at December 31, 1999                          6,856             69       126,063            --        (20,849)            --
    Acquisition of common stock
      subject to redemption                              (4)            --            --            --             --             --
    Net loss                                             --             --            --            --        (62,015)            --
    Preferred stock dividends                            --             --            --            --        (12,122)            --
    Accretion of preferred stock                         --             --            --            --           (908)            --
    Minimum pension liability                            --             --            --             9             --             --
    Unrealized gain on investments                       --             --            --            --             --             --
                                                      -----      ---------     ---------     ---------      ---------      ---------
Balance at December 31, 2000                          6,852             69       126,063             9        (95,893)            --
    Net loss                                             --             --            --            --        (48,505)            --
    Preferred stock dividends                            --             --            --            --        (14,044)            --
    Accretion of preferred stock                         --             --            --            --           (919)            --
    Preferred stock issued
      - 343,750 shares
      @ $40.00 per share                                 --             --            --            --             --         13,750

    Preferred stock dividends                            --             --            --                       (1,663)         1,663
    Minimum pension liability                            --             --            --          (325)            --             --
    Common stock issued
       - 162,500 shares @ $40.00
       per share and 8,064 shares
       @ $18.60 per share                               170              1         6,499            --             --             --
                                                      -----      ---------     ---------     ---------      ---------      ---------
Balance at December 31, 2001                          7,022      $      70     $ 132,562     $    (316)     $(161,024)     $  15,413
                                                      =====      =========     =========     =========      =========      =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

WRC MEDIA INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM MAY 14, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999 AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001 (dollars in thousands)

                                                                                             1999            2000            2001
                                                                                          ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                              $ (19,331)      $ (62,015)      $ (48,505)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                        9,067          76,519          66,984
         Write-off of in-process research and development costs                               9,000              --              --
         Loss on investment                                                                      --              --             875
         Extraordinary item                                                                   3,336              --              --
         Gain (loss) on disposition of property and equipment                                    --             (16)            130
         Interest expense-accretion of debt discount                                                            304             345
         Amortization of deferred financing fees                                                555           1,030           1,041
         Changes in assets and liabilities net of effects of acquisitions-
             Decrease (increase) in accounts receivable                                       9,354           4,464            (650)
             Decrease (increase) in inventories                                                  34              77            (421)
             (Increase) decrease in prepaid expenses and other current assets                  (882)          2,377           3,504
             Increase in goodwill and other intangibles                                        (864)        (25,976)         (8,043)
             Increase (decrease) in accounts payable                                          3,345          (2,232)         (1,635)
             Increase in due to related party                                                 2,161              --            (786)
             Decrease (increase) in deferred revenue                                         (5,189)            582           1,986
             (Increase) decrease in other non-current assets                                    (46)           (230)              9
             Increase (decrease) in accrued liabilities                                       4,964          (1,435)         (7,735)
                                                                                          ---------       ---------       ---------
                 Net cash provided by (used in) operating activities                         15,504          (6,551)          7,099
                                                                                          ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of acquired business                                                          (466,919)             --         (18,786)
    Capital expenditures                                                                       (700)         (3,005)         (4,077)
    Investments                                                                                  --              16          (3,938)
                                                                                          ---------       ---------       ---------
                 Net cash used in investing activities                                     (467,619)         (2,989)        (26,801)
                                                                                          ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from long-term debt                                                        303,894              --              --
    Repayments of long-term debt                                                            (27,338)             --              --
    Retirement of senior bank debt                                                               --          (2,938)         (4,587)
    Increase in deferred financing fees                                                     (11,317)             --              --
    Proceeds from term loans                                                                     --              --          10,000
    Proceeds from issuance of preferred stock                                                75,000              --          13,750
    Proceeds from issuance of common stock                                                  123,686              --           6,500
    Purchase of common stock subject to redemption                                               --             (75)            (10)
    Proceeds from issuance of warrants                                                        3,711              --              --
                                                                                          ---------       ---------       ---------
                 Net cash provided (used) by financing activities                           467,636          (3,013)         25,653
                                                                                          ---------       ---------       ---------
                 Increase (decrease) in cash and cash equivalents                            15,521         (12,553)          5,951

CASH AND CASH EQUIVALENTS, beginning of period                                            $      --       $  15,521       $   2,968
                                                                                          ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, end of period                                                  $  15,521       $   2,968       $   8,919
                                                                                          =========       =========       =========

WRC MEDIA INC. AND SUBSIDIARIES

FOR THE PERIOD FROM MAY 14, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999 AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001 (dollars in thousands)


                                                               2000        2001
                                                             -------     -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                 $33,417     $32,063
                                                             =======     =======
    Cash paid during the year for income taxes               $   635     $   730
                                                             =======     =======
    Preferred stock dividends accrued                        $12,122     $14,044
                                                             =======     =======
    Accretion of preferred stock                             $   908     $   919
                                                             =======     =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)




1.   ORGANIZATION AND DESCRIPTION
     OF BUSINESS ORGANIZATION

The accompanying consolidated financial statements include the accounts of WRC Media Inc. ("WRC" or "WRC Media") and its subsidiaries - Weekly Reader Corporation ("Weekly Reader"), CompassLearning, Inc ("Compass") and ChildU, Inc. ("ChildU"). WRC was incorporated on May 14, 1999. The term "Company" refers to WRC and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Business

The Company is in the business of developing, publishing and marketing print and electronic supplemental education materials. Certain of the Company's products have been sold in the education marketplace for as long as 100 years. The Company's customers are primarily concentrated within the United States.

Acquisitions

On July 14, 1999, WRC acquired Compass in a business combination accounted for as a purchase.

The total cost of the acquisition of Compass was $61,935 (including $2,687 of acquisition costs) and was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows-

       Net liabilities assumed                      $   (6,290)
       Purchased software                                7,430
       In-process research and development               9,000
       Other intangible assets                          24,700
       Goodwill                                         27,095
                                                    ----------
                                                    $   61,935
                                                    ==========

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

WRC MEDIA INC. AND SUBSIDIARIES

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

       Net assets acquired
        (including acquired goodwill)                $    142,786
       Identified intangibles                             240,019
       Goodwill                                            46,396
                                                     ------------
                                                     $    429,201
                                                     ============

During 2000, the allocation of the purchase price was finalized. The most significant adjustment to the preliminary allocation was the valuation of the non-compete agreement with PRIMEDIA. The net effect of the allocation was the reclassification of approximately $76,000 related to the non-compete agreement from goodwill.

Unaudited proforma information, assuming that the acquisition of Compass and the recapitalization and acquisition of Weekly Reader had occurred on January 1, 1999, is as follows:

                                                         Year Ended
                                                     December 31, 1999
                                                     -----------------

        Revenues                                          $214,088
        Gross profit                                       148,819
        Loss from operations                               (24,331)
        Loss before extraordinary item                     (58,606)
        Net loss                                           (61,942)

The unaudited pro forma information is presented for informational purposes only and does not purport to present what the results of operations would have been had the acquisition of Compass and the acquisition and recapitalization of Weekly Reader, in fact, occurred on January 1, 1999 or to project the results of operations for any future period.

On May 9, 2001, WRC entered into an Agreement and Plan of Merger with ChildU, Inc. Pursuant to the agreement, each issued share of ChildU's common and preferred stock not directly or indirectly owned by ChildU was converted into a contingent right to receive a number of shares of WRC Media Inc. common stock. Following the merger, WRC agreed to provide funding to ChildU for up to $5,872 of ChildU's existing or committed obligations and liabilities. Concurrent with the merger, WRC and all holders of ChildU's Group One Notes have entered into an exchange agreement pursuant to which WRC exchanged 162,500 shares of WRC Media common stock for all the outstanding Group One Notes. WRC issued $13.75 million of 18% Junior Participating Cumulative Convertible Preferred Stock, the proceeds of which will fund the operating losses of ChildU and WRC Media's investment in ThinkBox(TM) (see Note 8). ChildU was incorporated on June 1, 1999 and is a leading provider of Internet-based educational services to both individual and institutional consumers.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)




The total cost of the acquisition of ChildU was $26,514 (including $ 4,029 of acquisition costs) and was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows-

       Cash infusion and issuance of WRC stock     $   11,349
       Goodwill                                        15,165
                                                   ----------
                                                   $   26,514
                                                   ==========

Concurrent with the ChildU acquisition, on May 9, 2001, a subsidiary of the Company acquired the assets of Lindy Enterprises, Inc. ("Lindy"). The total cost of the acquisition of Lindy was $7,543 (including $1,043 of acquisition costs) and was allocated to the assets acquired based on their estimated fair values as follows-

       Net liabilities assumed                     $        -
       Property and equipment                              80
       Deferred financing fees                            993
       Copyrights                                       6,420
       Goodwill                                            50
                                                   ----------
                                                   $    7,543
                                                   ==========


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

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)



The carrying values of the Company's Senior Bank Credit Facilities are assumed to approximate the market value due to the variable interest rates on these instruments. The estimated fair values of other financial instruments as of December 31, 2001 are as follows:

                                       Carrying Amount          Fair Value
                                       ---------------          ----------

12 3/4 % Senior Subordinated Notes         $146,877               $152,000

There is no market value information available for the preferred stock and a reasonable estimate could not be made without incurring excessive costs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Included in cash is approximately $2,800 of restricted monies which represent the remaining proceeds from the issuance of $13,800 18% Junior Cumulative Convertible Preferred Stock on May 9, 2001 used to purchase and fund ChildU and its minority investment in ThinkBox.

Software Development Costs

Research and Development costs are charged to expense when incurred. Additionally, the Company capitalizes acquired technologies that meet the provisions of SFAS No. 86. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. Software development costs are amortized on a straight-line basis over four years or the expected life of the product, whichever is less. The Company periodically evaluates the net realizable value of capitalized software development costs based on factors such as budgeted sales, product development cycles and management's market emphasis.

Goodwill

Goodwill represents the excess of the purchase price of companies acquired over the fair value of their net assets at the acquisition date. Goodwill associated with the acquisition of Compass is being amortized on a straight-line basis over 7 years while goodwill associated with the acquisition of Weekly Reader is being amortized on a straight-line basis over 40 years. Goodwill amortization charged to operations for the period from May 14, 1999 (inception) through December 31, 1999 and for the years ended December 31, 2000 and 2001 was $2,271, $9,728 and $9,682, respectively.

Deferred Financing Fees

Deferred financing fees are related to direct costs paid by the Company in connection with their financing agreements. These costs are deferred and are being amortized on a straight-line basis over the term of the related debt. Amortization expense charged to operations for the years ended December 31, 2000 and 2001 was $1,150 and $1,041, respectively.

WRC MEDIA INC. AND SUBSIDIARIES

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

Long-Lived Assets

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, long-lived assets and identifiable intangible assets, including goodwill, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized if the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. The Company does not believe that any events or circumstances have occurred in 2001 that would indicate an impairment loss.

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

For contracts with multiple obligations (e.g., deliverable and undeliverable products, maintenance and other post contract support), the Company allocates revenue to each component of the contract based on vendor specific objective evidence of its fair value, which is specific to the Company, or for products not being sold separately, the price established by management. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met.

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

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)


Expense Recognition and Direct-Response Advertising Costs

Marketing, selling, distribution, editorial, and other general and administrative expenses are generally expensed as incurred. Certain editorial costs relating to the American Guidance product lines are deferred and amortized using both straight-line and accelerated methods over a period of up to ten years. Capitalized editorial costs are recorded as prepublication costs. As of December 31, 2000 and 2001, other intangible assets on the accompanying balance sheets, include prepublication costs, net of amortization, of $9,366 and $13,821.

Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogs and subscription promotions. These direct-response advertising costs are capitalized and amortized over the estimated period of future benefit using a ratio of current period revenues to total current and estimated future period revenues. The amortization periods range from ten months to twelve months subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and selling expenses on the accompanying statements of consolidated operations. Direct-response advertising costs, net of accumulated amortization of approximately $2,887 and $3,093 at December 31, 2000 and 2001, respectively, are included in other intangible assets on the accompanying consolidated balance sheets.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented, or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment as well. Goodwill recognized on or before June 30, 2001 shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. The Company has not fully assessed the potential impact of the adoption of SFAS No. 142, which is effective for the Company as of January 1, 2002. The reassessment of intangible assets must be completed during the first quarter of 2002 and the assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of 2002. A portion of the intangible assets and goodwill recognized prior to December 31, 2001 will no longer be amortized effective January 1, 2002.

Concentration of Credit Risk

The Company's customers include schools and other institutions. Accounts receivable are generally unsecured and a provision for estimated doubtful accounts is provided. There are no concentrations of business transacted with a particular customer or supplier, nor concentrations of revenue from a particular service or geographic area.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)



Segment Reporting

The Company has determined that it has one reportable segment in accordance with SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which is educational publishing.

Reclassifications

Certain reclassifications have been made to the prior years consolidated financial statements to conform them to the current year presentation.

3.   ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2000 and 2001, are as follows:

                                                      2000           2001
                                                  -----------    -----------

       Accounts receivable-                       $    47,387    $    48,440
       Less-
          Allowance for doubtful accounts              (1,794)        (1,942)
          Allowance for returns and rebates            (2,663)        (2,840)
                                                  -----------    -----------
                                                  $    42,930    $    43,658
                                                  ===========    ===========

4.   INVENTORIES

Inventories at December 31, 2000 and 2001, are as follows:

                                                      2000           2001
                                                  -----------    -----------

     Finished goods                               $    16,173    $    17,187
     Raw materials                                      1,471            612
     Less - allowance for obsolescence                 (3,039)        (2,773)
                                                  -----------    -----------
                                                  $    14,605    $    15,026
                                                  ===========    ===========

5.   PURCHASED SOFTWARE

Purchased software at December 31, 2000 and 2001, consists of the following:

                                                      2000           2001
                                                  -----------    -----------

       Purchased software                        $      7,430    $      7,430
       Less - accumulated amortization                 (2,721)         (4,579)
                                                  -----------    -----------
                                                 $      4,709    $      2,851
                                                  ===========    ===========

Amortization of purchased software and capitalized software development costs is included in amortization of intangible assets.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)




6.   IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets consist of identified intangible assets resulting from the acquisitions described in Note 1. As of December 31, 2000 and 2001, identified intangible assets consisted of the following:

                                                    December 31, 2000                       December 31, 2001
                                           -----------------------------------     -----------------------------------
                                              Amount             Life                 Amount              Life
                                           -----------       -----------------     -----------       -----------------

Customer lists                             $    62,911       7-9 Years             $    62,911       7-9 Years
Trademarks                                      49,991       1 1/2 to 40 Years          49,617       1 1/2 to 40 Years
Copyrights                                      14,633       8 Years                    21,053       8 Years
Product titles                                  13,475       7 Years                    13,475       7 Years
Pre-publication costs                           11,786       5 to 10 Years              18,903       5 to 10 Years
Trade name                                       3,520       4 Years                     3,520       4 Years
Workforce in place                               2,980       3 Years                     2,980       3 Years
Direct response advertising                      7,426       1 Year                      8,085       1 Year
Non-compete agreements (see Note 1)             77,550       2 Years                    77,334       2 Years
Databases                                          560       4-10 Years                    560       4-10 Years
Other                                              174                                   1,199
                                           -----------                             -----------
         Total                                 245,006                                 259,637
Less-  accumulated amortization                (70,938)                               (123,231)
                                           -----------                             -----------
         Total                             $   174,068                             $   136,406
                                           ===========                             ===========

7.   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 and 2001, are as follows:

                                                    December 31, 2000                       December 31, 2001
                                           -----------------------------------     -----------------------------------
                                              Amount             Life                 Amount              Life
                                           -----------       -----------------     -----------       -----------------

Land and buildings                         $       707                             $       611
Machinery, equipment and computer
     equipment                                   6,567       3-10 Years                  7,471       3-10 Years
Leasehold improvements                           1,223       3 Years                     2,808       3 Years
Furniture and fixtures                           1,418       3-10 Years                  2,435       3-10 Years
Internal use software                            1,471       5 Years                     1,636       5 Years
                                           -----------                             -----------
         Total                                  11,386                                  14,961
Less-  accumulated depreciation and
amortization                                    (3,281)                                 (5,746)
                                           -----------                             -----------
       Property and equipment, net         $     8,105                             $     9,215
                                           ===========                             ===========

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)




8.   OTHER ASSETS AND INVESTMENTS

Other assets and investments at December 31, 2000 and 2001 are as follows:

                                                      2000           2001
                                                  -----------    -----------

        Investment in ThinkBox, Inc.              $         -    $     3,063
        Other                                              25            738
                                                  -----------    -----------
                                                  $        25    $     3,801
                                                  ===========    ===========

In 2001, other assets and investments primarily consist of WRC's minority investment in ThinkBox, Inc, a development stage company engaged in developing Internet-based early childhood reading programs. As of December 31, 2001 WRC's minority ownership interest in ThinkBox, Inc. approximated 46.9%. The Company accounts for this less than majority-owned investment using the equity method. ThinkBox currently expects to formally launch its product in early 2002.

9.   OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2000 and 2001 are as follows:

                                                      2000           2001
                                                  -----------    -----------

        Rabbi Trust (Note 20)                     $    16,757    $    13,468
        Royalties                                       1,284          1,549
        Accrued acquisition costs                      11,510          7,851
        Accrued interest payable                        4,421          4,146
        Pension liability (Note 18)                     1,978          2,304
        Taxes payable, other than income                  513            436
        Other                                           3,528          4,242
                                                  -----------    -----------
                                                  $    39,991    $    33,996
                                                  ===========    ===========

10.  Notes offering and guarantor and non-guarantor financial information

     In connection with the recapitalization and purchase of Weekly Reader during November 1999, the Company, Weekly Reader and Compass as co-issuers completed an offering of $152.0 million 12 3/4% Senior Subordinated Notes due 2009 (the "Old Notes"). In June 1999, the Old Notes were exchanged in full for $152.0 million of new 12 3/4% Senior Subordinated Notes due 2009 (the "Notes") that have terms that are substantially identical to the Old Notes. Interest on the Notes is payable semi-annually, on May 15 and November 15 of each year. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of the Company, including CompassLearning, Inc., a 100% wholly owned subsidiary and Weekly Reader Corporation, a non-wholly owned subsidiary of the Company (collectively, the "Subsidiary Guarantors").

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)



     The following tables present condensed consolidating financial information for the years ended December 31, 2000 and 2001 for: (1) the Company on a standalone basis, (2) Weekly Reader Corporation, a non-wholly owned subsidiary on a standalone basis, (3) CompassLearning, Inc., a wholly owned subsidiary on a standalone basis, (4) the non-guarantor subsidiary of the Company (ChildU, Inc.), and (5) the Company on a consolidated basis.

     Separate financial statements for CompassLearning, Inc. are not presented and it is not filing a separate report under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.


                                                        Subsidiary Guarantors
                                                   ------------------------------
                                                   Weekly Reader  CompassLearning  Non-Guarantor               WRC Media Inc.
                                     WRC Media Inc.  Corporation       Inc.         Subsidiaries  Eliminations  Consolidated
                                     --------------  -----------  ----------------  ------------  ------------  ------------
                                                                   (In thousands)

Balance Sheet December 3l, 2001:
Current assets                       $     6,679   $  106,376      $   31,743        $     452    $ (60,288)     $  84,962
Property and equipment, net                -            7,541           1,397              277                       9,215
Goodwill and other intangible
 assets, net                             176,487      148,001          34,839           14,912                     374,239
Other assets                             111,554       17,786             -                -       (121,512)        10,446
                                     -----------   ----------      ----------        ---------    ---------      ---------
Total assets                         $   294,720   $  279,704      $   70,597        $  15,641    $(181,800)     $ 478,862
                                     ===========   ==========      ==========        =========    =========      =========
Current liabilities:                 $    67,234   $   66,107      $   30,637        $   4,708    $ (60,288)     $ 108,398
Long-term debt, less current portion     146,877      101,479          25,188             -                        273,544
Other liabilities                         12,931        -               4,197                3                      17,131
Redeemable preferred stock, plus
 accrued dividends                        92,760       84,133           -                 -         (75,000)        92,760
Stockholders equity (deficit):           (25,082)     (91,421)          7,957           10,930       84,645        (12,971)
 Interdivisional equity                     -         128,539           2,618             -        (131,157)          -
                                     -----------   ----------      ----------        ---------    ---------      ---------
Total liabilities and stockholders
 equity (deficit)                    $   294,720   $  279,704      $   70,597        $  15,641    $(181,800)     $ 478,862
                                     ===========   ==========      ==========        =========    =========      =========


Statement of operations for the year
ended December 31, 2001
Revenue                              $     -       $  162,165      $   68,494        $     810     $   -         $ 231,469
Operating expenses                        41,345      130,693          68,354            4,023         -           244,415
Interest expense, net                     20,580       32,237              (4)             -        (19,726)        33,087
Other income, expense                      1,825          -               (11)             -           -             1,814
Provision for income taxes                   245          281             132              -           -               658
                                     -----------   ----------      ----------        ---------    ---------      ---------
Net income (loss)                    $   (63,995)  $   (1,046)     $       23        $  (3,213)   $  19,726      $ (48,505)
                                     ===========   ==========      ==========        =========    =========      =========


Cash flow for the year
ended December 31, 2001
Cash flow provided by (used in)
 operations                          $   (24,519)   $   5,332      $  (20,823)       $  (3,440)   $  50,549      $   7,099
Cash flow provided by (used in)
 investing activities                    (15,303)     (11,391)           (210)             (19)         122        (26,801)
Cash flow provided by (used in)
 financing activities                     42,465        8,836          21,373            3,528      (50,549)        25,653
Cash at beginning of period                -            2,914              54              122         (122)         2,968
                                     -----------   ----------      ----------        ---------    ---------      ---------
Cash at end of period                $     2,643   $    5,691      $      394        $     191    $     -        $   8,919
                                     ===========   ==========      ==========        =========    =========      =========


Statement of operations for the year
ended December 31, 2000
Revenue                              $     -       $  154,819      $   64,028        $   -                       $ 218,847
Operating expenses                        50,430      124,583          70,165            -                         245,178
Interest expense, net                     20,714       34,293          34,430            -          (54,122)        35,315
Other income, expense                      -             (231)            (35)           -                            (266)
Provision for income taxes                    43          592            -               -                             635
                                     -----------   ----------      ----------        ---------    ---------      ---------
Net income (loss)                    $   (71,187)  $   (4,418)     $  (40,532)       $   -        $  54,122      $ (62,015)
                                     ===========   ==========      ==========        =========    =========      =========


Cash flow for the year
ended December 31, 2000
Cash flow provided by (used in)
 operations                          $   (30,071)  $   (2,052)     $  (29,384)       $   -        $  54,956      $  (6,551)
Cash flow provided by (used in)
 investing activities                     -            (1,417)         (1,569)           -               (3)        (2,989)
Cash flow provided by (used in)
 financing activities                     28,795       (7,760)         30,905            -          (54,953)        (3,013)
Cash at beginning of period                1,276       14,143             102                                       15,521
                                     -----------   ----------      ----------        ---------    ---------      ---------
Cash at end of period                $     -       $    2,914      $       54        $   -        $    -         $   2,968
                                     ===========   ==========      ==========        =========    =========      =========

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)




11.  Long-Term Debt

In connection with the recapitalization and purchase of Weekly Reader during November 1999, the Company, Weekly Reader and Compass entered into the Senior Subordinated Note and Senior Bank Credit Facility.

In May 2001, the Company acquired the assets of Lindy Enterprises, Inc. In connection with this acquisition, the Senior Bank Credit Facility was amended and restated to include an additional term A loan commitment in the amount of $10,000. In addition, certain other terms and conditions were amended.

At December 31, long-term debt consists of the following:

                                      As of December 31, 2000                             As of December 31, 2001
                                 -----------------------------------------------     -----------------------------------------------
Debt                               Face     Unamortized    Principal     Book         Face      Unamortized   Principal       Book
Instrument                        Value       Discount     Payments      Value        Value       Discount     Payments       Value
----------                       --------   -----------    ---------    --------     --------   -----------   ---------     --------
Senior Bank-Term A (b)           $ 30,613     $     --     $  1,938     $ 28,675     $ 28,675     $     --     $  3,487     $ 25,188

Senior Bank-Term B (b)             99,750           --        1,000       98,750       98,750           --        1,000       97,750
Senior Bank- New
  Term A (b)                           --           --           --           --       10,000           --          100        9,900
Revolving Credit (b)                   --           --           --           --           --           --           --           --
Senior Subordinated
  Notes (a)                       152,000        5,468           --      146,532      152,000        5,123           --      146,877
Total debt                        282,363        5,468        2,938      273,957      289,425        5,123        4,587      279,715
Less- current
portion                             4,488           --           --        4,488        6,171           --           --        6,171
                                 --------     --------     --------     --------     --------     --------     --------     --------
Long-term debt                   $277,875     $  5,468     $  2,938     $269,469     $283,254     $  5,123     $  4,587     $273,544
                                 ========     ========     ========     ========     ========     ========     ========     ========

(a) In connection with the recapitalization of the Company in 1999, the Company, Weekly Reader and Compass were all co-issuers of 152,000 units consisting of $152,000 in aggregate principal amount of 12 3/4% Senior Subordinated Notes (the Notes) due 2009 and 205,656 shares of common stock. Interest on the Notes is payable semi-annually, on May 15 and November 15. For the year ending December 31, 2001, $19,380 of interest was paid on the Notes.

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

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)




     The Notes are unconditionally guaranteed by the subsidiaries of the Company.

(b) The Senior Bank Credit Facilities are comprised of the $30,000 revolving credit facility maturing in 2005, the $31,000 term loan A facility maturing in 2005, the $100,000 term loan B facility maturing in 2006 and the $10,000 new term loan A facility maturing in 2006. During 2000, the Company applied for and received an annually renewable stand-by letter of credit in the amount of $2,000 in connection with a real estate lease entered into by the Company. While this letter of credit is in effect, the Company's available borrowing under the revolving credit facility is reduced by $2,000. As of December 31, 2001 there had been no drawings against this letter of credit. As of December 31, 2001, there were no outstanding advances under the revolving credit facility. The term loan A facility, the term loan B facility and the new term loan A facility amortize in quarterly installments.

Loans under the senior bank credit facilities bear interest at a rate per annum equal to the following:

     1. For the revolving credit facility and the term loan A facility, the LIBO rate as defined in the credit agreement, plus 3.375% or the alternate base rate as defined in the credit agreement, plus 2.375% (subject to performance-based step downs). As of December 31, 2001, term loan A loans outstanding had interest rates that ranged from 5.29% to 5.82%.

     2. For the term loan B facility and the new term loan A facility, the LIBO rate plus 4.00% or the alternate base rate plus 3.00%. As of December 31, 2001, term loan B loans outstanding had interest rates that ranged from 5.91% to 6.39%. As of December 31, 2001, the new term loan A loans outstanding has interest rates that ranged from 5.91% to 6.37%.

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

No events occurred during 2001 to cause mandatory prepayments to be required.

The borrowing agreements provide for certain restrictions, including restrictions on asset sales, dividend payments, additional indebtedness payments for restricted investments. In addition, the borrowing agreements provide for the maintenance of certain financial covenants, including a limit on the consolidated leverage ratio and maintenance of a minimum fixed charged coverage ratio.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)




Maturities of long-term debt are as follows:

       2002                             $      6,171
       2003                                    7,721
       2004                                    8,496
       2005                                   27,730
       2006                                   82,720
       Thereafter                            152,000
                                        ------------
             Total                      $    284,838
                                        ============

12.  PREFERRED STOCK

15% Series B Senior Preferred Stock-

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


        15% Series B Preferred Stock                   $  63,249
        Weekly Reader Warrants                             9,133
        Compass Warrants                                   2,618
                                                       ---------
                                                       $  75,000
                                                       =========

The present value of the preferred stock is being accreted to maturity using the effective interest method. Accretion expense for the years ended December 31, 2000 and 2001 amounted to $908 and $919, respectively.

Prior to December 31, 2004, or such earlier dividend date as the Company may elect, the Company will pay dividends in-kind. After December 31, 2004, dividends will be paid in cash. Accrued preferred stock dividends for the year ended December 31, 2000 and 2001, amounted to $12,122 and $14,044, respectively, and are payable in additional shares of preferred stock. The Company may redeem the preferred stock, including unpaid dividends, prior to November 17, 2002, or after November 17, 2004, subject to certain conditions.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)



18% Junior Participating Cumulative Convertible Preferred Stock-

The Company has designated 750,000 shares of its 20,000,000 shares authorized of preferred stock in the 18% Junior Participating Cumulative Convertible Preferred Stock series (the "Junior Preferred Stock") par value $0.01 per share. In connection with WRC's acquisition of ChildU, Inc. and its minority investment in ThinkBox, Inc. the Company issued 343,750 shares of 18% B Preferred Stock, due in 2011 with a liquidation preference of $40.00 per share which was based on an appraisal in the amount of $13,750 to finance in part the ChildU acquisition and investment in ThinkBox. The Preferred Stock shall accrue dividends at a rate of 18% per annum, subject to adjustment under certain conditions. Accrued Junior Preferred stock dividends for the year ended December 31, 2001 amounted to $1,663. The Junior Preferred Stock shall, with respect to dividend rights and rights on liquidation, dissolution and winding up, rank junior to the 15% Series Senior Preferred Stock due 2011 but rank senior to WRC's common stock, par value $0.01 per share. The shares of the Junior Preferred Stock are not redeemable.

13.  COMMON STOCK SUBJECT TO REDEMPTION

In connection with the recapitalization of Weekly Reader in 1999 and merger with the Company, the Company sold 68,008 shares of common stock to certain executives at a price of $18.60 per share. During the year ended December 31, 2000, 9,408 of such shares were repurchased from two former executives for $175, and 5,376 shares were sold to a newly hired executive for $100. During 2001, 538 shares were repurchased from a former executive for $10. Under certain conditions, the shareholders can require the Company to repurchase the shares.

14.  INCOME TAXES

For the period ended December 31, 2001, the Company had net operating loss carryforwards (NOLs) of approximately $129,538. No tax benefit has been reflected in the accompanying financial statements as the utilization of the operating loss carryforwards is not considered more likely than not. Accordingly, this amount has been fully offset by a valuation allowance. To the extent that the Company generates book taxable income in future years, the income tax provision will reflect the realization of such benefits.

The NOLs are scheduled to expire in the following years:

                                            NOL
                                       -----------

2010                                   $     4,995
2011                                        17,890
2012                                        28,297
2018                                        14,198
2019                                        16,599
2020                                        24,855
2021                                        22,704
                                       -----------
                                       $   129,538
                                       ===========

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)




Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income tax assets are as follows:

                                                 2000          2001
                                              ---------     ---------

Deferred tax assets-
    Accrued liabilities                       $     241     $   2,917
    Other                                         3,183         1,756
                                              ---------     ---------
          Total current deferred tax assets       3,424         4,673

Depreciation and amortization                    26,545        27,085
Net operating loss carryforward                  36,476        48,461
Other                                                 -           327
                                              ---------     ---------
          Total deferred tax assets              66,445        80,546

Less: Valuation allowance                       (66,445)      (80,546)
                                              ---------     ---------
Net                                           $      --     $      --
                                              =========     =========

In 2000 and 2001, the company recorded income tax expense of $635 and $658, respectively, related to a provision for current state and local taxes.

15.  IN-PROCESS RESEARCH AND DEVELOPMENT

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

The valuation of the in-process research and development as a result of the Compass acquisition was predicated on a determination that the developmental projects at the time of the acquisition were not technologically feasible and had no alternative use. This conclusion was attributable to the fact that Compass had not completed a working model that had been tested and proven to work at performance levels which were expected to be commercially viable and that the technologies of the projects have no alternative use other than as a software application. The value is attributable solely to the development efforts completed as of the acquisition date.

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

WRC MEDIA INC. AND SUBSIDIARIES

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

The developmental projects were evaluated in the context of Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs," including its related interpretation, and SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold Leased, or Otherwise Marketed." In process R&D involves products, which fall under the following definitions of R&D (as defined in SFAS No. 2):

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

16.  STOCKHOLDERS' EQUITY

Stock Options

During 1999, the Company granted options to purchase 301,724 (the "1999 Options") at $18.60 per share. The options vest as follows: 33%, in 1999, 33% in 2000 and 34% in 2001. No 1999 Options have been exercised since the 1999 Options were granted.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)




In 2000, the Company adopted the WRC Media Inc. and Subsidiaries Year 2000 Stock Option Plan (the "Plan"). The purpose of the Plan is to encourage and enable the officers, employees, directors, consultants and other key persons of WRC Media Inc., and its Parents, Subsidiaries and Affiliates, upon whose judgment, initiative and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. The Plan is administered by the Board of Directors ("Board"), or by a committee of the Board, comprised of not less than two Directors.

The exercise price per share for the Stock covered by a Stock Option is determined by the Board at the time of grant but shall not be less than 100% of the Fair Market Value on the date of grant in the case of Incentive Stock Options. "Fair Market Value" of the Stock on any given date means the fair market value of the Stock determined in good faith by the Board. During 2000, the Company granted options to purchase 307,523 options at $18.60 per share. The options vest evenly over four years from the date of grant. During 2001, there were 12,838 options at $18.60 per share and 2,500 options at $40.00 per share that were forfeited and 17,213 options at $40.00 per share, which were granted under the 2000 Plan.

In 2001, in conjunction with the acquisition of ChildU, Inc. (see Note 1), the Company granted 37,500 options at $40.00 per share (the "2001 Options") to certain key employees of ChildU, Inc. The 2001 Options vest evenly over four years from the date of grant.

The Company accounts for options issued to employees under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by the statement, the Company has chosen to continue to account for stock based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had the fair value method of accounting been applied to the Company's stock plan, which requires recognition of compensation cost using a pricing model, the net loss would have increased by $60, $388 and $753, respectively for the period from May 14, 1999, (inception) to December 31, 1999, and the years ended December 31, 2000 and 2001.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.7%, 6.1% and 4.5% for 1999, 2000 and 2001; an expected dividend yield of zero percent for 1999, 2000 and 2001; and expected term of 5 years and 4 years with no expected volatility for 1999, 2000 and 2001, respectively.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)




A summary of the option plan is as follows:

                                              Year Ended                        Year Ended                     Year Ended
                                           December 31, 1999                 December 31, 2000              December 31, 2001
                                    -------------------------------   -------------------------------  ---------------------------
                                                                                                                          Weighted
                                                        Weighted                          Weighted                         Average
                                                        Average                           Average                         Exercise
       Employee Stock Options          Shares        Exercise Price      Shares        Exercise Price     Shares            Price
       ----------------------       ------------     --------------   ------------     --------------  ------------      ----------
Outstanding, beginning of year                --                 --        301,724     $        18.60       604,439      $    18.60
    Granted                              301,724     $        18.60        307,523              18.60        54,713           40.00
    Forfeited                                 --                 --         (4,808)             18.60       (15,338)          22.02
                                    ------------                      ------------                     ------------
Outstanding, end of year                 301,724     $        18.60        604,439              18.60       643,814           20.86
                                    ============                      ============                     ============

Options exercisable at year-end           99,598                           298,778                          438,595
                                    ============                      ============                     ============

Weighted-average fair value of
options granted during the period   $      18.60                      $      18.60                     $      40.00
                                    ============                      ============                     ============

The following table summarizes information about employee stock options outstanding at December 31, 2001:

                                   Options Outstanding                                     Options Exercisable
                                Number        Weighted Average                          Number
                            Outstanding at        Remaining                         Exercisable at
Range of Exercise Prices  December 31, 2001   Contractual Life    Exercise Price   December 31, 2001   Exercise Price
------------------------  -----------------   ----------------    --------------   -----------------   --------------
   $18.60-$40.00               643,814            1.5 years        $18.60-$40.00        438,595        $18.60-$40.00
========================  =================   ================    ==============   =================   ==============

17.  RELATED PARTY TRANSACTIONS

Management Agreements

In connection with the acquisition of Weekly Reader and Compass, the Company entered into management agreements with a significant shareholder. The significant provisions of these management agreements are as follows-

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)




Since the date of the acquisition of Compass, the shareholder has been providing to Compass management consulting and financial advisory services, and Compass has been paying to the shareholder an annual management fee of $150, payable quarterly, and has reimbursed the shareholder for reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services. On November 17, 1999, Compass and the shareholder amended the terms of Compass management agreement with the shareholder, which relieved Compass of its obligation to pay management fees to the shareholder. In accordance with Weekly Reader's management agreement, the shareholder provides to Weekly Reader management consulting and financial advisory services. As a result of Weekly Reader's management agreement and the amendment of Compass' management agreement, Compass and Weekly Reader will reimburse the shareholder for reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services and, beginning in the first quarter of 2001, will be obligated to pay to the shareholder annual aggregate management fees for services to both Compass and Weekly Reader totaling $950, payable quarterly.

18.  RETIREMENT PLANS

Substantially all of the Company's employees are eligible to participate in a defined contribution plan of the Company as of January 1, 2000. In 1998 and 1999 all of Weekly Reader's employees were eligible to participate in a PRIMEDIA defined contribution plan. On January 1, 2000, all active employees of the Company enrolled in PRIMEDIA's defined contribution plan were eligible to be transferred to the Company's plan. The expense recognized by the Company for the Company's plan was $753 and $1,211 for the year ended December 31, 2000 and 2001, respectively.

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

The following tables set forth the American Guidance Plan's funded status as of December 31, 2000 and 2001, and the amounts recognized in the Company's consolidated statements of operations and accumulated deficit from the acquisition date through December 31, 2000 and 2001:

                                                2000             2001
                                             ----------      ----------
Change in benefit obligation-
   Projected benefit obligation at
     beginning of year                       $    8,567      $   10,270
       Service cost                                 544             809
       Interest cost                                671             755
       Actuarial loss                               872             544
       Benefits paid                               (384)           (431)
                                             ----------      ----------
       Projected benefit obligation
         at end of year                      $   10,270      $   11,947
                                             ==========      ==========

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)



                                                                                   2000               2001
                                                                              -------------       ------------
       Change in plan assets-
          Fair value of plan assets at beginning of year                      $       8,585       $      8,218
              Actual return on plan assets                                              (80)              (687)
              Employer contribution                                                      97                803
              Benefits paid                                                            (384)              (431)
                                                                              -------------       ------------
                 Fair value of plan assets at end of year                     $       8,218       $      7,903
                                                                              =============       ============

       Funded status                                                          $      (2,052)      $     (4,044)
       Unrecognized actuarial loss                                                      126              2,116
                                                                              -------------       ------------
                 Accrued pension cost                                         $      (1,926)      $     (1,928)
                                                                              =============       ============

       Components of net periodic pension expense
          Service cost                                                        $         544       $        809
          Interest cost                                                                 671                755
          Expected return on plan assets                                               (763)              (759)
          Amortization of unrecognized net(gain)/loss                                   (64)                 -
                                                                              -------------       ------------
                 Net periodic pension expense                                 $         388       $        805
                                                                              =============       ============

       Amounts recognized in statement of financial position-
          Prepaid benefit cost                                                $          --       $         --
          Accrued benefit liability                                                  (1,926)            (2,244)
          Intangible asset                                                               --                 --
          Accumulated other comprehensive income                                         --                316
                                                                              -------------       ------------
                                                                              $      (1,926)      $     (1,928)
                                                                              =============       ============

       Accumulated benefit obligation and fair value of assets-
          Accumulated benefit obligation                                      $      (8,566)      $    (10,147)
          Fair value of assets                                                $       8,218       $      7,903

       Weighted-average assumptions as of end of year
       Discount rate                                                                   7.5%               7.0%
       Expected return on plan assets                                                  9.0%               9.0%
       Rate of compensation increase                                                   4.5%               4.5%


A minimum pension liability adjustment is required when the actuarial present value of the accumulated plan benefits exceeds plan assets and accrued pension liability. In 2000 and 2001, a minimum liability adjustment of $9 and $325, respectively, was recorded as a component of other comprehensive income (loss) and reported in accumulated other comprehensive loss as a component of stockholders' equity.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)




19.  COMMITMENTS AND CONTINGENCIES

Leases

The Company has operating leases for equipment, office and warehouse space that include remaining noncancelable minimum rental commitments as follows:

        Twelve Months
           Ending
        December 31,
        ------------

       2002                                                     $    7,128
       2003                                                          6,529
       2004                                                          5,812
       2005                                                          5,384
       2006                                                          5,135
       Thereafter                                                   15,929
                                                                ----------
       Total minimum lease payments                                 45,917
       Total minimum noncancelable sublease rentals                   (274)
                                                                ----------
                                                                $   45,643
                                                                ==========

Rent expense, net of sublease rentals, for all operating leases was approximately $4,341 and $6,492 for the year ended December 31, 2000 and 2001, respectively.

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

20.  RABBI TRUST

In 1998, as part of its acquisition of American Guidance, a subsidiary of Weekly Reader, approximately $19,600 of the American Guidance purchase price was paid through contributions to several Rabbi Trusts to settle American Guidance's obligations due to employees under American Guidance's predecessor company stock option, employee stock ownership and deferred compensation plans. Payments to the beneficiaries of the Rabbi Trusts are taxable upon distribution from the Rabbi Trusts with Weekly Reader receiving a corresponding deduction for income tax purposes. The assets of the Rabbi Trusts predominantly consist of marketable mutual fund investments that are subject to claims of general creditors of Weekly Reader in the event of bankruptcy. Accordingly, the assets of the Rabbi Trusts and a related liability are presented in other current assets and accrued expenses and other current liabilities, respectively on the consolidated balance sheets. The balance of the asset and liability as of December 31, 2000 and 2001 was approximately $16,757 and $13,468, respectively. The asset and corresponding liability are classified in other current assets and other current liabilities. The marketable securities in the Rabbi Trusts have been classified as trading securities and investment income (expense) of $24 and ($432) has been offset with the related compensation expense for the same amount on the accompanying consolidated statements of operations for the years ended December 31, 2000 and 2001, respectively. Marketable securities in the Rabbi Trust have been recorded at fair value, based on quoted market prices, on the accompanying consolidated balance sheets.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)



21.  QUARTERLY DATA (Unaudited)


                                                           Three Months Ended
                                         -------------------------------------------------------
                                           March 31        June 30    September 30    December 31      Year
                                         ----------      ----------   ------------   ------------   ----------
2001
Revenues                                    $49,491        $51,403         $60,237       $70,338     $231,469
Gross profit                                 35,272         36,849          43,683        49,983      165,787
Operating costs and expenses                 45,142         42,718          46,191        44,681      178,732
Income / (loss) from operations              (9,870)        (5,869)         (2,508)        5,302      (12,945)
Net income/(loss)                           (18,953)       (14,824)        (11,418)       (3,310)     (48,505)


2000
Revenues                                    $50,234        $50,397         $56,921       $61,295     $218,847
Gross profit                                 33,284         34,864          40,020        44,207      152,375
Operating costs and expenses                 36,112         45,045          52,780        44,769      178,706
Income / (loss) from operations              (2,828)       (10,181)        (12,760)         (562)     (26,331)
Net income / (loss)                         (11,621)       (19,275)        (21,246)       (9,873)     (62,015)


1999
Revenues                                         $0              $0        $14,847        $35,723     $50,570
Gross profit                                      0               0          9,518         24,950      34,468
Operating costs and expenses                      0               0         18,916         23,122      42,038
Income / (loss) from operations                   0               0         (9,398)         1,828      (7,570)
Net income / (loss)                               0               0        (10,296)        (9,035)    (19,331)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Weekly Reader Corporation:


We have audited the accompanying consolidated balance sheets of Weekly Reader Corporation (a Delaware corporation) and subsidiaries ("the Company"), a 94.9% owned subsidiary of WRC Media Inc., as of December 31, 2000 and 2001 and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of Weekly Reader's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Weekly Reader Corporation and Subsidiaries as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 21, 2002

WEEKLY READER CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)


                                                       December 31,
                         ASSETS                    2000           2001
                         ------                ------------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                  $      2,914   $      5,691
    Accounts receivable, net (Note 4)                26,758         24,818
    Inventories, net (Note 5)                        14,124         13,718
    Due from related party                            4,632          2,858
    Prepaid expenses                                  3,219          2,702
    Other current assets (Note 6)                    17,409         13,891
                                               ------------   ------------
                 Total current assets                69,056         63,678

PROPERTY AND EQUIPMENT, NET (Note 7)                  5,729          7,541

EXCESS OF PURCHASE PRICE OVER NET
  ASSETS ACQUIRED, NET (Note 8)                     104,881        101,978

DEFERRED FINANCING COSTS, NET (Note 2)                    -            873

IDENTIFIED INTANGIBLE ASSETS, NET (Note 8)           41,282         46,023

OTHER ASSETS AND INVESTMENTS                             25            737
                                               ------------   ------------
                 Total assets                  $    220,973   $    220,830
                                               ============   ============


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

WEEKLY READER CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)


                                                                                                December 31,
LIABILITIES AND SHAREHOLDERS' DEFICIT                                                         2000          2001
                                                                                         ------------   ------------

CURRENT LIABILITIES:
    Accounts payable                                                                     $     17,382   $     15,855
    Accrued expenses and other current liabilities (Note 9)                                    29,592         26,664
    Current portion of deferred revenues                                                       20,119         18,398
    Current portion of long-term debt (Note 11)                                                 4,488          6,171
                                                                                         ------------   ------------
                 Total current liabilities                                                     71,581         67,088

LONG-TERM DEBT (Note 11)                                                                      269,469        273,544
                                                                                         ------------   ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, PLUS ACCRUED DIVIDENDS (liquidation
   preference of $75,000 plus accrued dividends)                                               88,528        102,573
                                                                                         ------------   ------------

SHAREHOLDERS' (DEFICIT):
    Common stock ($.01 par value, 20,000,000 shares authorized;
       2,830,000 issued and outstanding as of December 31, 2000 and 2001)                          28             28

    Additional paid-in capital                                                                  9,133          9,133
    Due from parent                                                                           (69,383)       (67,738)
    Accumulated comprehensive income                                                                9           (316)
    Accumulated deficit                                                                      (148,392)      (163,482)
                 Total shareholders' deficit                                                 (208,605)      (222,375)
                                                                                         ------------   ------------
                                                                                         $    220,973   $    220,830
                                                                                         ============   ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

WEEKLY READER CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)


                                                                                 Year Ended December 31,
                                                                            1999          2000           2001
                                                                        -----------   -----------    ------------

 SALES, net                                                             $   148,287   $   154,819    $   162,165

 COST OF GOODS SOLD                                                          40,211        41,326         43,691
                                                                        -----------   -----------    ------------
                 Gross profit                                               108,076       113,493        118,474

 COSTS AND EXPENSES:
    Sales and marketing                                                      24,316        27,060         29,255
    Distribution, circulation and fulfillment                                13,172        13,019         14,350
    Editorial                                                                10,046        10,519         10,558
    General and administrative                                               22,156        18,676         18,895
    Depreciation                                                              1,768         1,927          1,987
                                                                        -----------   -----------    ------------
                 Total operating costs and expenses                          71,458        71,201         75,045
                                                                        -----------   -----------    ------------

INCOME BEFORE AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS                 36,618        42,292         43,429

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS                               13,577        12,056         11,957
                                                                        -----------   -----------    ------------
                 Income from operations                                      23,041        30,236         31,472

INTEREST EXPENSE, INCLUDING AMORTIZATION OF DEFERRED
     FINANCING COSTS                                                        (14,823)      (34,293)        (32,237)

OTHER, net                                                                     (570)          231              --
                                                                        -----------   -----------    ------------
                 Income (loss) before income tax provision                    7,648        (3,826)           (765)

INCOME TAX PROVISION                                                          4,459           592             281
                                                                        -----------   -----------    ------------
                 Net income (loss)                                      $     3,189   $    (4,418)   $     (1,046)
                                                                        ===========   ===========    ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
(in thousands, except share data)


                                                       Common Stock                   Additional          Investment
                                            -----------------------------------         Paid-in               by
                                                 Shares              Value              Capital         PRIMEDIA, Inc.
                                            ---------------     ---------------     ---------------     ---------------

Balance, January 1, 1999                             10,000     $           100     $          --       $       183,853
    Net income                                         --                  --                  --                  --
    Recapitalization                                 (7,170)                (72)              9,133                --
    Preferred stock dividends                          --                  --                  --                  --
    Transfer from WRC Media, net                       --                  --                  --                  --
    Transfers from PRIMEDIA and
      subsidiaries, net                                --                  --                  --              (183,853)
                                            ---------------     ---------------     ---------------     ---------------
Balance, December 31, 1999                            2,830                  28               9,133                --
    Net loss                                           --                  --                  --                  --
    Preferred stock dividends                          --                  --                  --                  --
    Minimum pension liability                          --                  --                  --                  --
    Change in due from parent                          --                  --                  --                  --
                                            ---------------     ---------------     ---------------     ---------------
Balance, December 31, 2000                            2,830                  28               9,133                --
    Net loss                                           --                  --                  --                  --
    Preferred stock dividends                          --                  --                  --                  --
    Minimum pension liability                          --                  --                  --                  --
    Change in due from parent                          --                  --                  --                  --
                                            ---------------     ---------------     ---------------     ---------------
Balance, December 31, 2001                            2,830     $            28     $         9,133     $          --
                                            ===============     ===============     ===============     ===============


                                                                     Other
                                                  Due            Comprehensive        Accumulated
                                              From Parent            Income              Deficit
                                            ---------------     ---------------     ---------------

Balance, January 1, 1999                    $          --       $          --       $       (16,561)
    Net income                                         --                  --                 3,189
    Recapitalization                                   --                  --              (117,074)
    Preferred stock dividends                          --                  --                (1,406)
    Transfer from WRC Media, net                    (68,684)               --                  --
    Transfers from PRIMEDIA and
      subsidiaries, net                                --                  --                  --
                                            ---------------     ---------------     ---------------
Balance, December 31, 1999                          (68,684)               --              (131,852)
    Net loss                                           --                  --                (4,418)
    Preferred stock dividends                          --                  --               (12,122)
    Minimum pension liability                          --                     9                --
    Change in due from parent                          (699)               --                  --
                                            ---------------     ---------------     ---------------
Balance, December 31, 2000                          (69,383)                  9            (148,392)
    Net loss                                           --                  --                (1,046)
    Preferred stock dividends                          --                  --               (14,044)
    Minimum pension liability                          --                  (325)               --
    Change in due from parent                         1,645                --                  --
                                            ---------------     ---------------     ---------------
Balance, December 31, 2001                  $       (67,738)    $          (316)    $      (163,482)
                                            ===============     ===============     ===============


The accompanying notes to consolidated financial statements are an integral part of these statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)


                                                                                          Year Ended December 31,
                                                                                1999                2000                2001
                                                                          ---------------     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $         3,189     $        (4,418)    $        (1,046)
    Adjustments to reconcile net loss to net cash used in operating activities-
       Depreciation and amortization                                               15,345              13,983              13,944
       (Gain) loss on disposition of marketable securities                           --                  --                   130
       Amortization of deferred financing fees                                        184                --                   120
       Amortization of debt discount                                                 --                   338                 345
       Interest expense-accretion of discounts                                      2,779                --                  --
       Deferred income taxes                                                        2,608                --                  --
       Other, net                                                                    --                    11                --
    Changes in assets and liabilities-
       (Increase) decrease in accounts receivable                                  (2,507)                682               1,940
       (Increase) decrease in inventories                                            (311)               (172)                406
       (Increase) decrease in prepaid expenses and other assets                    (4,721)             (4,815)             (4,000)
       Increase (decrease) in accounts payable                                      3,164              (2,109)             (1,527)
       Increase (decrease) in deferred revenue                                     (2,281)              1,130              (1,721)
       Increase (decrease) in accrued liabilities                                   4,654              (6,682)             (3,259)
                                                                          ---------------     ---------------     ---------------
                 Net cash provided by (used in) operating activities               22,103              (2,052)              5,332
                                                                          ---------------     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of acquired business                                                     (667)               --                (7,543)
   Capital expenditures                                                            (1,404)             (1,417)             (3,848)
                                                                          ---------------     ---------------     ---------------
                 Net cash used in investing activities                             (2,071)             (1,417)            (11,391)
                                                                          ---------------     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Intercompany, net                                                              (72,043)               --                  --
   Proceeds from term loans                                                       131,000                --                10,000
   Proceeds from issuance of senior subordinated notes                            146,193                --                  --
   Proceeds from issuance of preferred stock                                       75,000                --                  --
   (Increase) decrease due from parent                                               --                  (690)                815
   (Increase) decrease due from related party                                        --                (4,132)              2,608
   Recapitalization                                                              (287,363)               --                  --
   Repayments of debt                                                                (638)             (2,938)             (4,587)
                                                                          ---------------     ---------------     ---------------
                 Net cash provided by (used in) financing activities               (7,851)             (7,760)              8,836
                                                                          ---------------     ---------------     ---------------
                 Increase (decrease) in cash and cash equivalents                  12,181             (11,229)              2,777

CASH AND CASH EQUIVALENTS, beginning of period                                      1,962              14,143               2,914
                                                                          ---------------     ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of period                                  $        14,143     $         2,914     $         5,691
                                                                          ===============     ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                               $        10,399     $        33,417     $        32,063
                                                                          ===============     ===============     ===============
   Cash paid during the period for income taxes                           $          --       $           592     $           352
                                                                          ===============     ===============     ===============
   Preferred stock dividends accrued                                      $         1,406     $        12,122     $        14,044
                                                                          ===============     ===============     ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)




1.   BASIS OF PRESENTATION
     AND DESCRIPTION OF BUSINESS

Weekly Reader Corporation ("the Company") is a 94.9% owned subsidiary of WRC MEDIA INC. ("the Parent"). On November 17, 1999, the Parent completed its recapitalization of the Company. The consolidated financial statements include the accounts of the Company and its subsidiaries, Lifetime Learning ("Lifetime Learning"), World Almanac Education Group Inc. ("WAE") and its subsidiaries, Funk & Wagnalls Yearbook Corporation and Gareth Stevens, Inc.("Gareth Stevens"), and American Guidance Service Inc. ("American Guidance") and its subsidiary, AGS International Sales, Inc. As a result of the recapitalization, the Parent owns 94.9% and PRIMEDIA ("PRIMEDIA") owns 5.1% of the common stock of the Company. Before November 17, 1999, the Company, WAE and American Guidance were wholly-owned subsidiaries of PRIMEDIA. On August 13, 1999, PRIMEDIA entered into a Redemption, Stock Purchase and Recapitalization Agreement (as amended as of October 26, 1999, the "Recapitalization Agreement") with the Parent. The terms of the Recapitalization Agreement required that all of the outstanding capital stock of WAE and American Guidance be contributed to the Company prior to the Parent's purchase of a majority interest in the Company for a purchase price of $395,000. The presentation of these financial statements reflects the capital contribution made by PRIMEDIA to the Company of all the WAE and American Guidance shares at their historical carrying values. In addition, on October 5, 1999, the authorized capital of the Company was amended to consist of 20,000,000 shares of common stock, par value $.01/share, and the Company declared a 10,000-for-one stock split effective on October 5, 1999. This amendment was retroactively reflected on the accompanying financial statements. In connection with the Recapitalization, the Parent issued 3,000,000 shares of 15% Series B Preferred Stock, due 2011 with a liquidation preference of $25.00 per share, with preferred stock warrants, which entitled the preferred shareholders to acquire 422,874 shares of the Company's voting common stock. The assets and liabilities of the Company have not been revalued as a result of the Recapitalization.

On May 9, 2001, American Guidance acquired through a subsidiary all of the operating assets of Lindy Enterprises, Inc. The transaction was accounted for as an asset purchase. Lindy Enterprises develops curriculum-based skills assessment and test preparation products that correlate to national and state curriculum.

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

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)




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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented, or exchanged. SFAS No. 141is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment as well. Goodwill recognized on or before June 30, 2001 shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. The Company has not fully assessed the potential impact of the adoption of SFAS No. 142, which is effective for the Company as of January 1, 2002. The reassessment of intangible assets must be completed during the first quarter of 2002 and the assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of 2002. A portion of the intangible assets and goodwill recognized prior to December 31, 2001 will no longer be amortized effective January 1, 2002.

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

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)




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

Deferred Financing Fees

Deferred financing fees are related to direct costs paid by the Company in connection with the financing of the Lindy acquisition (see Note 1 above). These costs are deferred and are being amortized on a straight-line basis over the term of the related debt. Amortization expense charged to operations for the year ended December 31, 2001 was $120.

Revenue Recognition

Subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription. Sales of books, tests and other items are generally recognized as revenue upon shipment, net of an allowance for returns. Advertising revenues are recognized as income on the issue date, net of provisions for rebates, adjustments and discounts.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)




Expense Recognition and Direct-Response Advertising Costs

Marketing, selling, distribution, editorial, and other general and administrative expenses are generally expensed as incurred. Certain editorial costs relating to the American Guidance product lines are deferred and amortized using both straight-line and accelerated methods over a period of up to ten years. Capitalized editorial costs are recorded as prepublication costs. As of December 31, 2000 and 2001, other intangible assets on the accompanying balance sheets, include prepublication costs, net of amortization, of $9,366 and $13,821, respectively. Amortization of prepublication costs, which is included in depreciation and amortization on the accompanying consolidated statements of operations was $1,805 and $2,663 for the years ended December 31, 2000 and 2001, respectively.

Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogs and subscription promotions. These direct-response advertising costs are capitalized and amortized over the estimated period of future benefit using a ratio of current period revenues to total current and estimated future period revenues. The amortization periods range from ten months to twelve months subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and selling expenses on the accompanying consolidated statements of operations. As of December 31, 2000 and 2001, other intangible assets on the accompanying balance sheet, includes direct-response advertising costs of $2,887 and $3,093, respectively. Marketing and selling expenses, includes amortization of direct response advertising of approximately $7,955 and $8,903 in 2000 and 2001, respectively.

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

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)




The carrying values of the Company's Senior Bank Credit Facilities are assumed to approximate the market value due to the variable interest rates on these instruments. The estimated fair values of other financial instruments as of December 31, 2001 are as follows:

                                               Carrying Amount       Fair Value
                                               ---------------       ----------

12 3/4 % Senior Subordinated Notes                $146,194            $152,000


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

3.   ACQUISITIONS

On May 9, 2001, a subsidiary of the Company acquired the assets of Lindy Enterprises, Inc. ("Lindy"). The total cost of the acquisition of Lindy was $7,543 (including $1,043 of acquisition costs) and was allocated to the assets acquired based on their estimated fair values as follows-

       Net liabilities assumed                               $         --
       Property and equipment                                          80
       Deferred financing fees                                        993
       Copyrights                                                   6,420
       Goodwill                                                        50
                                                             ------------
                                                             $      7,543
                                                             ============

The following unaudited pro forma information presents the results of operations of the Company for the year ended December 31, 2001, as if the acquisition of Lindy had taken place on January 1, 2001:

                                                                 2001
                                                             ------------

       Sales, net                                            $    163,521
                                                             ============
       Operating income                                      $     30,294
                                                             ============
       Net loss                                              $     (2,229)
                                                             ============

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)




4.   ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following-

                                                       December 31,
                                                   2000           2001
                                               ------------   ------------

       Accounts receivable                     $     30,982   $     29,201
       Less-
          Allowance for doubtful accounts             1,561          1,543
          Allowance for returns and rebates           2,663          2,840
                                               ------------   ------------
                                               $     26,758   $     24,818
                                               ============   ============

5.   INVENTORIES, NET

Inventories consist of the following-

                                                       December 31,
                                                   2000           2001
                                               ------------   ------------

       Finished goods                          $     15,762   $     15,976
       Raw materials                                  1,401            515
       Less- allowance for obsolescence               3,039          2,773
                                               ------------   ------------
                                               $     14,124   $     13,718
                                               ============   ============

6.   OTHER CURRENT ASSETS

Other current assets consist of the following-

                                                       December 31,
                                                   2000           2001
                                               ------------   ------------

       Rabbi Trust (Note 14)                   $     16,757   $     13,468
       Other                                            652            423
                                               ------------   ------------
                                               $     17,409   $     13,891
                                               ============   ============

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)




7.   PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following-

                                                                             Range of
                                                                              Lives                       December 31,
                                                                              (Years)              2000                2001
                                                                          ---------------     ---------------     ---------------

        Machinery, equipment and other                                               3-10     $         8,602     $         9,301
        Furniture and fixtures                                                       5-10               2,617               3,434
        Leasehold improvements                                                       5-10               1,505               3,049
        Buildings and improvements                                                     32                 730                 634
                                                                                                       13,454              16,418
        Less- accumulated depreciation and amortization                                                (7,725)             (8,877)
                                                                                              ---------------     ---------------
                                                                                              $         5,729     $         7,541
                                                                                              ===============     ===============


Depreciation and amortization of property and equipment was $1,750, $1,927 and $1,987 for the years ended December 31, 1999, 2000 and 2001, respectively.

8.   OTHER INTANGIBLE ASSETS AND EXCESS OF
     PURCHASE PRICE OVER NET ASSETS ACQUIRED, NET

Other intangible assets consist of the following-

                                                                             Range of
                                                                              Lives                       December 31,
                                                                              (Years)              2000                2001
                                                                          ---------------     ---------------     ---------------

        Customer and subscriber lists                                                3-14     $        36,748     $        36,748
        Non-compete agreements                                                        3-6              17,098              17,098
        Product titles                                                                  7              22,400              22,400
        Trademarks                                                                     40              21,364              21,364
        Copyrights                                                                    3-9              11,100              17,520
        Databases                                                                      10               5,812               5,812
        Other, including deferred direct advertising and
           pre-publication costs                                                     0-10              19,851              27,676
                                                                                              ---------------     ---------------
                                                                                                      134,373             148,618
        Less- accumulated amortization                                                                (93,091)           (102,595)
                                                                                              ---------------     ---------------
                                                                                              $        41,282     $        46,023
                                                                                              ===============     ===============

In 2001, certain deferred direct advertising, in the amount of $8,449 were fully amortized and retired.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)




The excess of purchase price over the fair market value of the net assets acquired is net of accumulated amortization of $27,731, $30,649 and $33,552 at December 31, 1999, 2000 and 2001, respectively. Amortization of other intangible assets and excess of purchase price over net assets acquired was $10,365, $20,011 and $20,859 for the years ended December 31, 1999, 2000 and 2001, respectively.

9.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                           December 31,
                                                       2000           2001
                                                   ------------   ------------

       Rabbi Trust (see Note 14)                   $     16,757   $     13,468
       Payroll and related employee benefits              4,780          5,627
       Acquisition costs                                  1,866          1,434
       Pension liability (see Note 13)                    1,978          2,295
       Royalties                                          1,144          1,236
       Accrued interest                                   1,891          1,616
       Other                                              1,176            988
                                                   ------------   ------------
                                                   $     29,592   $     26,664
                                                   ============   ============

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

The net deferred tax assets of the Company at the Recapitalization, except those relating to American Guidance and Gareth Stevens, remained with PRIMEDIA as a result of certain tax elections relating to the recapitalization.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)




The provision for Federal and state income taxes consists of the following:

                                                                               1999                2000                 2001
                                                                          ---------------     ---------------     ---------------
        Current - Federal                                                 $         1,851     $          --       $          --
                  State                                                              --                  --                   281

        Deferred-
        State and local                                                               900                 592                --
        Federal                                                                     1,708                --                  --
                                                                          ---------------     ---------------     ---------------
                                                                                    2,608                 592                --
                                                                          ---------------     ---------------     ---------------
        Income tax provision                                              $         4,459     $           592     $           281
                                                                          ===============     ===============     ===============

The Company's provision for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to income before income tax provision as follows:

                                                                               1999                2000                 2001
                                                                          ---------------     ---------------     ---------------
        Provision for taxes at the statutory rate                         $         2,236     $        (1,339)    $          --
        State income taxes, net of Federal tax benefit                                315                 592                 281
        Non-deductible goodwill amortization                                          800               3,013                --
        Non-deductible interest                                                      --                 2,268                --
        Change in valuation allowance                                                 868              (3,913)               --
        Other                                                                         240                 (29)               --
                                                                          ---------------     ---------------     ---------------
        Total                                                             $         4,459     $           592     $           281
                                                                          ===============     ===============     ===============

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

In May 2001, the Company acquired the assets of Lindy Enterprises, Inc. In connection with this acquisition, the Senior Bank Credit Facility was amended and restated to include an additional term A loan commitment in the amount of $10,000. In addition, certain other terms and conditions were amended.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)




At December 31, long-term debt consisted of the following:

                                  As of December 31, 2000                       As of December 31, 2001
                      --------------------------------------------    -------------------------------------------
Debt                     Face    Unamortized   Principal   Book        Face     Unamortized   Principal    Book
Instrument               Value    Discount      Payments   Value       Value      Discount     Payments    Value
                      --------------------------------------------    -------------------------------------------
Senior Bank-Term
 A (b)                $  30,613   $     -     $ 1,938   $  28,675     $  28,675   $     -      $ 3,487   $ 25,188

Senior Bank-Term
 B (b)                   99,750         -       1,000      98,750        98,750          -       1,000     97,750
Senior Bank- New
 Term A (b)
                              -         -           -           -        10,000          -         100      9,900
Revolving Credit
 (b)                          -         -           -           -             -          -           -          -
Senior Subordinated
 Notes (a)              152,000     5,468           -     146,532       152,000      5,123           -    146,877
                      ----------  --------    -------   ---------     ---------    --------    -------   ---------
Total debt              282,363     5,468       2,938     273,957       289,425      5,123       4,587    279,715
Less-  current
 portion                 (4,488)        -           -      (4,488)       (6,171)          -          -     (6,171)
                      ----------  --------    -------   ---------     ---------    --------    -------   ---------
Long-term debt
                      $ 277,875   $ 5,468     $ 2,938   $ 269,469     $ 283,254    $ 5,123     $ 4,587    $273,544
                      =========   =======     =======   =========     =========    =======     =======   =========


(a) In connection with the recapitalization of the Company in 1999, the Company, CompassLearning, Inc. and the parent were all co-issuers of 152,000 units consisting of $152,000 in aggregate principal amount of 12 3/4% Senior Subordinated Notes (the Notes) due 2009 and 205,656 shares of common stock. Interest on the Notes is payable semi-annually, on May 15 and November 15. For the year ending December 31, 2001 $19,380 of interest was paid on the Notes.

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

(b) The Senior Bank Credit Facilities are comprised of the $30,000 revolving credit facility maturing in 2005, the $31,000 term loan A facility maturing in 2005, the $100,000 term loan B facility maturing in 2006 and the $10,000 new term loan A facility maturing in 2006. During 2000, the Company applied for and received an annually renewable stand-by letter of credit in the amount of $2,000 in connection with a real estate lease entered into by the Parent. While this letter of credit is in effect, the Company's available borrowing under the revolving credit facility is reduced by $2,000. As of December 31, 2001 there had been no drawings against this letter of credit. As of December 31, 2001, the revolving credit facility balance was $0. The term loan A facility, the term loan B facility and the new term loan A facility amortize in quarterly installments.

     Loans under the senior bank credit facilities bear interest at a rate per annum equal to:

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)



     1. For the revolving credit facility and the term loan A facility, the LIBO rate as defined in the credit agreement, plus 3.375% or the alternate base rate as defined in the credit agreement, plus 2.375% (subject to performance-based step downs). As of December 31, 2001, term loan A loans outstanding had interest rates that ranged from 5.285% to 5.82%.

     2. For the term loan B facility and the new term loan A facility, the LIBO rate plus 4.00% or the alternate base rate plus 3.00%. As of December 31, 2001, term loan B loans outstanding had interest rates that ranged from 5.91% to 6.39%. As of December 31, 2001, the new term loan A loans outstanding has interest rates that ranged from 5.91% to 6.37%.

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

Maturities of long-term debt are as follows-

       2002                                                       $      6,171
       2003                                                              7,721
       2004                                                              8,496
       2005                                                             27,730
       2006                                                             82,720
       Thereafter                                                      152,000
                                                                  ------------
       Total                                                      $    284,838
                                                                  ============

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)




12.  STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock in series and to designate accordingly the dividend, voting, conversion, redemption and liquidations rights for each series. In connection with the Recapitalization described in Note 1, The Company issued to its parent 3,000,000 shares of 15% Preferred Stock is due in 2011. The Preferred stock has an aggregate liquidation preference of $25.00 per share. The Parent holds all of the 3,000,000 shares of preferred stock outstanding and is entitled to receive dividends at 15% per annum, subject to adjustment under certain conditions. During the years ended December 31, 1999, 2000 and 2001, accrued preferred stock dividends amounted to $1,406, $12,122 and $14,044, respectively, and are payable in additional shares of preferred stock. The Company may redeem the preferred stock, including unpaid dividends, prior to November 17, 2002 or after November 17, 2004, subject to certain conditions.

13.  RETIREMENT PLANS

Substantially all of the Company's employees are eligible to participate in a defined contribution plan of the Parent as of January 1, 2000. In 1999 all of the Company's employees were eligible to participate in PRIMEDIA's defined contribution plan. On January 1, 2000, all employees enrolled in PRIMEDIA's defined contribution plan were transferred to the Parent's plan. The expense recognized by the Company for the plans was $753 in 2000 and $863 in 2001.

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

The following tables set forth the American Guidance Plan's funded status as of December 31, 2001 and the amounts recognized in the Company's statement of consolidated operations and accumulated deficit from the acquisition date through December 31, 2001:

                                                                                    2000           2001
                                                                               ------------   ------------
       Change in benefit obligation-
          Projected benefit obligation at beginning of year                    $      8,567   $     10,270
              Service cost                                                              544            809
              Interest cost                                                             671            755
              Actuarial loss                                                            872            544
              Benefits paid                                                            (384)          (431)
                 Projected benefit obligation at end of year                   $     10,270   $     11,947
                                                                               ============   ============

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)


                                                                                   2000           2001
                                                                               ------------   ------------
       Change in plan assets-
          Fair value of plan assets at beginning of year                       $      8,585   $      8,218
              Actual return on plan assets                                              (80)          (687)
              Employer contribution                                                      97            803
              Benefits paid                                                            (384)          (431)
                                                                               ------------   ------------
                 Fair value of plan assets at end of year                      $      8,218   $      7,903
                                                                               ============   ============

       Funded status                                                           $     (2,052)  $     (4,044)
       Unrecognized actuarial loss                                                      126          2,116
                                                                               ------------   ------------
                 Accrued pension cost                                          $     (1,926)  $     (1,928)
                                                                               ============   ============

       Components of net periodic pension expense
          Service cost                                                         $        544   $        809
          Interest cost                                                                 671            755
          Expected return on plan assets                                               (763)          (759)
          Amortization of unrecognized net(gain)/loss                                   (64)            --
                                                                               ------------   ------------
                 Net periodic pension expense                                  $        388   $        805
                                                                               ============   ============

       Amounts recognized in statement of financial position-
          Prepaid benefit cost                                                 $         --   $         --
          Accrued benefit liability                                                  (1,926)        (2,244)
          Intangible asset                                                               --             --
          Accumulated other comprehensive income                                         --            316
                                                                               ------------   ------------
                                                                               $     (1,926)  $     (1,928)
                                                                               ============   ============

       Accumulated benefit obligation and fair value of assets-
          Accumulated benefit obligation                                       $     (8,566)  $    (10,147)
          Fair value of assets                                                 $      8,218   $      7,903

       Weighted-average assumptions as of end of year
       Discount rate                                                                    7.5%           7.0%
       Expected return on plan assets                                                   9.0%           9.0%
       Rate of compensation increase                                                    4.5%           4.5%


14.  RABBI TRUST

In 1998, as part of its acquisition of American Guidance, a subsidiary of Weekly Reader, approximately $19,600 of the American Guidance purchase price was paid through contributions to several Rabbi Trusts to settle American Guidance's obligations due to employees under American Guidance's predecessor company stock option, employee stock ownership and deferred compensation plans. Payments to the beneficiaries of the Rabbi Trusts are taxable upon distribution from the Rabbi Trusts with Weekly Reader receiving a corresponding deduction for income tax purposes. The assets of the Rabbi Trusts predominantly consist of marketable mutual fund investments that are subject to claims of general creditors of Weekly Reader in the event of bankruptcy. Accordingly, the assets of the Rabbi Trusts and a related liability are presented in other current assets and accrued expenses and other current liabilities, respectively on the consolidated balance sheets. The balance of the asset and liability as of December 31, 2000 and 2001 was approximately $16,757 and $13,468, respectively. The asset and corresponding liability are classified in other current assets and other current liabilities. The marketable securities in the Rabbi Trusts have been classified as trading securities and investment income of $1,875, $24 and ($432) has been offset with the related compensation expense for the same amount on the accompanying consolidated statements of operations for the years ended December 31, 1999, 2000 and 2001, respectively. Marketable securities in the Rabbi Trust have been recorded at fair value, based on quoted market prices, on the accompanying consolidated balance sheets.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)





15.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company has operating leases for office, warehouse space and equipment that include original or remaining non-cancelable minimum rental contracts as follows:

       Years Ending December 31,

       2002                                                    $     3,727
       2003                                                          3,710
       2004                                                          3,639
       2005                                                          3,254
       2006                                                          3,029
       Thereafter                                                   12,836
       Total minimum lease payments                            -----------
                                                               $    30,195
                                                               ===========

Total rent expense under operating leases was $2,383 and $3,204 for the years ended December 31, 2000 and 2001, respectively.

Contingencies

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the consolidated financial statements of the Company.

16.  RELATED PARTY TRANSACTIONS

Investment by PRIMEDIA

The 1999 consolidated financial statements included costs allocated to Weekly Reader from PRIMEDIA consisting of: (1) corporate overhead for services and administrative functions shared with PRIMEDIA and its other operating companies including, but not limited to, executive management costs, salaries and fringe benefits for certain legal, financial, information technology and human resources personnel, information technology expenses, real estate expenses and third party costs; and (2) direct group overhead costs such as the salaries and fringe benefits and expenses for PRIMEDIA staff directly involved in operating Weekly Reader. Corporate overhead costs were allocated based on relative budgeted profitability measures. Management believes that these allocations were made on a reasonable basis. This accounting treatment is common in subsidiary financial statements and may not reflect the actual access to financial resources and actual expenses, which Weekly Reader might have incurred as a stand-alone operation. These allocations were discontinued subsequent to the recapitalization of Weekly Reader on November 17, 1999.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)





Payment of trade payables and other disbursements were processed through the centralized cash management system operated by PRIMEDIA. All receipts from customers were collected in Weekly Reader's lock boxes and then transferred to PRIMEDIA.

The activity in the Investment by PRIMEDIA, net account for the year ended December 31,1999 is as follows:

                                                                       1999
                                                                   -----------

       Balance, beginning of year                                  $   183,853
       Push down accounting relating to acquisitions                        --
       Transfers to PRIMEDIA and subsidiaries, net                    (183,853)
                                                                   -----------
       Balance, end of year                                        $        --
                                                                   ===========

PRIMEDIA did not assess interest to the Company on its outstanding intercompany balances other than on the outstanding intercompany debt.

Certain management members of Weekly Reader received stock options for the purchase of PRIMEDIA common stock. The stock options were granted with exercise prices equal to the quoted market price at the time of issuance. On November 17, 1999, as a result of the recapitalization of the Company, the investment by PRIMEDIA, net account was eliminated.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)




17.  QUARTERLY DATA (Unaudited)


                                                           Three Months Ended
                                         --------------------------------------------------------
                                           March 31        June 30    September 30    December 31      Year
                                         ----------      ----------   ------------   ------------   ----------
2001
Revenues                                    $35,582       $30,709        $45,676        $50,198      $162,165
Gross profit                                 26,524        21,721         34,205         36,024       118,474
Operating costs and expenses                 21,579        18,513         22,715         24,195        87,002
Income / (loss) from operations               4,945         3,208         11,490         11,829        31,472
Net income/(loss)                            (3,415)       (5,169)         3,120          4,418        (1,046)


2000
Revenues                                    $35,708       $29,269        $43,483        $46,359      $154,819
Gross profit                                 26,005        20,906         31,903         34,679       113,493
Operating costs and expenses                 20,538        18,291         21,435         22,993        83,257
lncome/(loss) from operations                 5,467         2,615         10,468         11,686        30,236
Net income/(loss)                            (3,166)       (6,197)         2,248          2,697        (4,418)


1999
Revenues                                    $33,099       $28,735        $39,796        $46,657      $148,287
Gross profit                                 24,812        21,054         27,809         34,401       108,076
Operating costs and expenses                 20,594        19,673         20,983         23,787        85,037
Income / (loss) from operations               4,218         1,381          6,826         10,614        23,039
Net income / (loss)                            $314        (2,014)         1,065          3,824         3,189

PART II

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The following table sets forth information with respect to the persons who, as of the date of this annual report, were serving or are expected to serve in the near future as directors and executive officers of each of WRC Media, Weekly Reader and CompassLearning, as well as those executive officers and employees of American Guidance and World Almanac. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

NAME                                       AGE                                 POSITION
----                                       ---                                 --------

Timothy C. Collins..................       46     Director, WRC Media, Weekly Reader and CompassLearning
D. Ronald Daniel....................       72     Non-Executive Chairman, WRC Media, Weekly Reader and CompassLearning
Ralph D. Caulo......................       62     Non-Executive Vice-Chairman, WRC Media
Charles L. Laurey...................       32     Director, WRC Media, Weekly Reader and CompassLearning; and Secretary, WRC Media,
                                                  Weekly Reader and CompassLearning
Martin E. Kenney, Jr................       55     Director, WRC Media, Weekly Reader and CompassLearning; Chief Executive Officer,
                                                  WRC Media and CompassLearning; Executive Vice President, Weekly Reader
Robert S. Lynch.....................       45     Director, WRC Media, Weekly Reader and CompassLearning; Executive Vice President,
                                                  Chief Operating Officer WRC Media and CompassLearning; and Treasurer, WRC Media,
                                                  Weekly Reader and CompassLearning
James N. Lane.......................       49     Director, WRC Media, Weekly Reader and CompassLearning
David F. Burgstahler................       33     Director, WRC Media, Weekly Reader and CompassLearning
Richard Nota........................       41     Vice President, Finance, WRC Media
Robert Jackson......................       47     Group President, Reference and Periodicals Group
Larry J. Rutkowski..................       52     Group President, Curriculum, Assessment, and Educational Technology Group


TIMOTHY C. COLLINS, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. Since June 2, 1999, Timothy C. Collins has served as a Director of WRC Media and CompassLearning. Mr. Collins was named a Director of Weekly Reader as of November 17, 1999. Mr. Collins founded Ripplewood Holdings L.L.C. in 1995 and currently serves as its Senior Managing Director and Chief Executive Officer. From 1991 to 1995, Mr. Collins managed the New York office of Onex Corporation, a leveraged buy-out group headquartered in Canada. Previously, Mr. Collins was a Vice President at Lazard Freres & Company and held various positions at Booz, Allen & Hamilton and Cummins Engine Company. He also currently serves on the Board of Directors of Ripplewood Holdings L.L.C., Advance Auto Parts, Inc., Shinsei Bank, Ltd. (formerly The Long-Term Credit Bank of Japan, Limited), Western Multiplex Corporation, Kraton Polymers L.L.C., Niles Parts Co., Ltd, Nippon Columbia Co., Ltd, WRC Media Inc. and various other privately held Ripplewood portfolio companies. Mr. Collins received a master's in Business Administration in Philosophy from DePauw University.

D. RONALD DANIEL, NON-EXECUTIVE CHAIRMAN, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. As of November 17, 1999, Mr. Daniel was named Non-Executive Chairman of WRC Media, Weekly Reader and CompassLearning. Mr. Daniel is a Director of McKinsey & Company, Inc., having served as Managing Director from 1976 to 1988. He has been a management consultant for over 44 years. He serves as the non-executive chairman of Ripplewood Holdings L.L.C., which specializes in private equity investments and is the general partner of Ripplewood Partners, L.P., which controls EAC III, the majority owner of WRC Media. Since September 1998, he has served as an advisory board member of IMG Chase Sports Capital, LLC. Since October 1997, Mr. Daniel has served on the Board of Directors of TRICON Global Restaurants, Inc. In addition, he serves as Treasurer of Harvard University, a member of Harvard University's seven-person Corporation, a member of the Harvard University Board of Overseers, Chairman of the Harvard Management Company and Chairman of the Board of Fellows of the Harvard Medical School.

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

CHARLES L. LAUREY, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING AND SECRETARY, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. Since June 2, 1999, Charles L. Laurey has served as a Director of WRC Media and CompassLearning. As of November 17, 1999, Mr. Laurey was named a Director of Weekly Reader and Secretary of CompassLearning and Weekly Reader. In October 1997, he joined Ripplewood Holdings L.L.C. which is the general partner of Ripplewood Partners, L.P. which controls EAC III, the majority owner of WRC Media. Prior to joining Ripplewood Holdings L.L.C., Mr. Laurey worked from August 1994 until September 1997 in Morgan Stanley & Co.'s Corporate Finance Department in New York and in the Mergers, Acquisitions and Restructurings Department in London, most recently as an associate. He started his career as a strategy consultant in The Hague, The Netherlands.

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

ROBERT S. LYNCH, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING, VICE PRESIDENT, WRC MEDIA AND COMPASSLEARNING, AND TREASURER, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. Since June 2, 1999, Robert S. Lynch has served as a Director of WRC Media and CompassLearning. As of November 17, 1999, Mr. Lynch was named a Director of Weekly Reader, Vice President of WRC Media and CompassLearning and Treasurer of WRC Media, Weekly Reader and CompassLearning. On September 1, 2000, Mr. Lynch joined WRC Media as Executive Vice President and Chief Operating Officer. Prior to joining WRC, Mr. Lynch was a managing director of Ripplewood Holdings L.L.C., which specializes in private equity investments and is the general partner of Ripplewood Partners, L.P. which controls EAC III, the majority owner of WRC Media.

JAMES N. LANE, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. Since July 13, 1999, James N. Lane has served as a Director of WRC Media. As of November 17, 1999, Mr. Lane was named a Director of Weekly Reader and CompassLearning. Since August 1998, he has served as Chief Executive Officer of SG Capital Partners LLC which is the general partner of SG Merchant Banking Fund L.P. which controls SGC Partners II LLC, which in turn owns 24.7% of WRC Media common stock. He has also served as the Head of Merchant Banking for Societe Generale Groupe in the Americas since March 1997. Prior to joining Societe Generale, his career spanned approximately 20 years at Goldman Sachs & Co., where he was a General Partner, a founding member and co-head of the Principal Investment Area, and managed the Leveraged Finance Group in New York and the European Corporate Finance and Merchant Banking businesses in London.

DAVID F. BURGSTAHLER, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. As of May 31, 2000, David F. Burgstahler has been a director of WRC Media, Weekly Reader and CompassLearning. He is a Director of Credit Suisse First Boston and a Principal of DLJ Merchant Banking Partners. Mr. Burgstahler joined Credit Suisse First Boston in 2000 when it merged with Donaldson, Lufkin & Jenrette, where he was a Vice President of DLJ Merchant Banking Partners. From 1999 to 2001, he served as a Vice President of DLJ Merchant Banking Partners. From 1997 to 1999, he was an associate with DLJ Merchant Banking Partners. Mr. Burgstahler also serves as a director of Von Hoffmann Corporation, Haights Cross Communications, Inc., Focus Technologies Inc. and McCulloch Corporation.

RICHARD NOTA, VICE PRESIDENT, FINANCE, WRC MEDIA. Since July 17, 2000, Richard Nota has served as Vice President, Finance of WRC Media. Mr. Nota has held several executive and management positions, including serving as Vice President, Accounting and Taxation from December 1989 to November 1995 at Pergament Home Centers, Inc., a retail company. From November 1995 until joining WRC Media, Mr. Nota served as Controller at Heating Oil Partners, L.P., a retail distributor of petroleum products.

ROBERT J. JACKSON, GROUP PRESIDENT, REFERENCE AND PERIODICAL GROUP. Robert J. Jackson was named President of WRC Media's Reference and Periodicals Group on January 1, 2002. He served as an independent management consultant for WRC Media from July 2000 through December 31, 2001. Prior to July 2000, Mr. Jackson has held several executive and management positions, beginning in 1974 when he joined Funk & Wagnalls Corporation, now a subsidiary of World Almanac Education Group. He was Executive Vice President of Weekly Reader Corporation from November 1999 through July 2000, Vice President and Chief Financial Officer of PRIMEDIA'S Supplemental Education Group from January 1998 through November 1999 and Executive Vice President and Chief Operating Officer of World Almanac Education Group from November 1995 through December 1997.

LARRY J. RUTKOWSKI, GROUP PRESIDENT, CURRICULUM, ASSESSMENT, AND EDUCATIONAL TECHNOLOGY GROUP. Larry Rutkowski has been Chief Executive Officer of American Guidance since January 1999 and President of CompassLearning and President of the Curriculum, Assessment and Educational Technology Group since April 1, 2001. Since joining American Guidance in 1993 as Vice President of Sales and Marketing, he also served as Vice President and Publisher from January 1996 to January 1999. In these capacities, he was responsible for development, marketing and sale of all products. Prior to joining American Guidance, he served as Vice President and Director of Sales at NTC Publishing Group where he was responsible for school, college, library, trade, business-to-business, special markets and international sales. He has also been a teacher and principal.

PART III

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes, for the fiscal year ended the last day of December 2001, all plan and non-plan compensation paid to (i) the chief executive officer of each registrant for fiscal year 2001, (ii) the five most highly compensated executive officers serving at the end of December 2001 in all capacities in which they served, including those executive officers of World Almanac and American Guidance, who performed policy making functions for Weekly Reader and were serving as such at the end of December 2001 in all capacities in which they served, (iii) the four most highly compensated executive officers other than the president of CompassLearning serving at the end of December 2001 in all capacities in which they served and (iv) up to two additional individuals employed by each registrant who were not serving as executive officers at the end of December 2001 but received at least as much compensation as the fourth most highly compensated executive officer of the registrant for whom they were employed:


                                                      SUMMARY COMPENSATION TABLE                         LONG-TERM
                                                                                                        COMPENSATION
                                    SECURITIES           ANNUAL COMPENSATION                              AWARDS
                                               ------------------------------------    OTHER ANNUAL       UNDERLYING
                                                                                       COMPENSATION        OPTIONS/
NAME AND PRINCIPAL POSITION          YEAR      SALARY($)    BONUS($)(a)   401k($)(b)       ($)(c)         SARS (#)(d)
                                    ------     ---------    ----------   ----------    ------------      ------------
Martin E. Kenney, Jr.                 2001     480,000       350,000       11,375           -              204,294
Director, Chief Executive Officer,    2000     480,000       200,000        3,168           -              204,294
WRC Media                             1999     209,983           -            -             -              204,294

Robert S. Lynch                       2001     425,000       400,000        8,500           -              107,523
Director, Chief Operating Officer,    2000     132,407(e)        -            -            4,000           107,523
WRC Media                             1999         -             -            -             -                 -

Richard Nota                          2001     175,000        60,000        4,813           -               15,000
Vice President of Finance,            2000      77,404(f)        -            -            5,452            15,000
WRC Media                             1999         -             -            -             -                  -

Larry J. Rutkowski                    2001     324,250       190,349        4,808         11,857            19,764
Group President, Assessment,          2000     286,570       179,150        5,100         10,791            12,264
Curriculum and                        1999     260,000       182,650        4,800         11,507             8,064
Technology Group, WRC Media

Robert J. Jackson                     2001         -             -            -          241,806(g)          7,168
Group President, Reference and        2000     153,846       181,498       13,244         66,182(g)          7,168
Periodicals Group,                    1999      30,220       118,998       14,394           -                7,168
WRC Media

 (a) Represents bonuses paid in 2000 and 2001.
 (b) Represents the company contribution to the 401 (k) retirement savings plan.
 (c) Represents other miscellaneous W-2 compenation
 (d) Represents 2000 and 2001 stock option awards issued. Such awards include contingent options which could revert back to the company if certain financial objectives are not met.
 (e) Represents partial year from September 1 through December 31, 2000.
 (f) Represents partial year from July 17, 2000 through December 31, 2000.
 (g) Represents consulting fees paid.

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

o each of the directors and the executive officers listed under "Executive Compensation;" and

o all directors and the executive officers listed under "Management-- Executive Compensation," as a group.

As of the date of this annual report, the total number of outstanding shares of WRC Media common stock was 7,022,385. Except as otherwise noted, the persons named in the tables have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information concerning beneficial ownership is based on statements furnished to us by the beneficial owners and assumes that 7,022,385 shares of common stock have been issued and are outstanding.

                             WRC MEDIA COMMON STOCK

                                                                            BENEFICIAL OWNERSHIP
NAME AND ADDRESS                                                     SHARES (a)       PERCENT OF CLASS (a)
                                                                     ----------       --------------------

EAC III
c/o Ripplewood Holdings L.L.C.
1 Rockefeller Plaza
32nd Floor
New York, NY 10020...........................................       5,277,840 (b)            70.4%

SGC Partners II LLC
1221 Avenue of the Americas
New York, NY 10020...........................................       1,694,039                22.6%

EAC IV, L.L.C.
c/o Ripplewood Holdings L.L.C.
1 Rockefeller Plaza
32nd Floor
New York, NY 10020...........................................       5,277,840 (c)            70.4%

Timothy C. Collins...........................................       5,336,182 (d)            71.2%

Charles L. Laurey............................................           1,636 (e)             *

Robert S. Lynch..............................................          76,341 (f)             1.0%

D. Ronald Daniel.............................................       5,277,840 (g)            70.4%

James N. Lane................................................       1,694,039 (h)            22.6%

WRC MEDIA INC.
512 Seventh Avenue
23rd Floor
New York, NY  10018

Martin E. Kenney, Jr.........................................         220,422 (i)             2.9%

Ralph D. Caulo...............................................          61,826 (j)             *

Richard Nota.................................................           9,126 (k)             *

Weekly Reader Corporation
512 Seventh Avenue
23rd Floor
New York, NY  10018

Larry J. Rutkowski...........................................          26,011 (l)             *

Robert J. Jackson............................................          17,921 (m)             *



All directors of WRC Media and the executive officers listed
under "Management" as a group................................       7,499,640               100.0%

* Represents holdings of less than 1%.

(a) Calculated excluding all shares issuable pursuant to options except, as to each person, the shares issuable to that person pursuant to options immediately exercisable or exercisable within 60 days from the date of this annual report.

(b) Represents 4,871,570 shares held directly and 406,270 shares held indirectly through its rights granted to it under the management shareholder agreements entered into by some executives of WRC Media, Weekly Reader and CompassLearning. For a description of these agreements, see "Certain Relationships and Related Transactions--Management Shareholder Agreements." Each of EAC IV L.L.C., Co-Investment Partners, L.P., The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company and Blue Ridge Investments, L.L.C., an affiliate of Bank of America, N.A. owns 66.4%, 16.6%, 10.9%, 5.5% and 0.6%, respectively, of the membership interests in EAC III.

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

(d) Represents 58,342 shares held directly and 5,277,840 shares beneficially owned through Mr. Collins' position as Senior Managing Director and Chief Executive Officer of Ripplewood Holdings L.L.C. which is the general partner of Ripplewood Partners, L.P. which controls EAC III.

(e)   Represents shares held directly.

(f) Represents 5,376 shares held directly and 70,965 shares issuable upon exercise of options granted under his employment agreement.

(g) Represents beneficial ownership of 5,277,840 shares through Mr. Daniel's position as the Non-executive chairman of Ripplewood Holdings L.L.C., which is the general partner of Ripplewood Partners, L.P., which controls EAC III.

(h) Represents beneficial ownership of 1,694,039 shares through Mr. Lane's position as President and Chief Executive Officer of SG Capital partners LLC, which is the general partner of SG Merchant Banking Fund L.P., which controls SGC Partners II LLC.

(i) Represents 16,128 shares held directly and 204,294 shares issuable upon exercise of options granted under his employment agreement.

(j) Represents 8,064 shares held directly and 53,762 shares issuable upon exercise of options to be granted under Mr. Caulo's consulting agreement with WRC Media.

(k) Represents 5,376 shares held directly and 3,750 shares issuable upon exercise of options granted under a management shareholder agreement.

(l) Represents 12,096 shares held directly and 13,915 shares issuable upon exercise of options granted under a management shareholder agreement.

(m) Represents 10,752 shares held directly and 7,168 shares issuable upon exercise of options granted under a management shareholder agreement.


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

         As of the date of this report, no shares of Weekly Reader's class A and class B non-voting common stock are outstanding.

As of the date of this report, the total number of outstanding shares of Weekly Reader voting common stock was 2,830,000. Except as otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information concerning beneficial ownership is based on statements furnished to us by the beneficial owners and assumes that 2,830,000 shares of voting common stock have been issued and are outstanding.

                        WEEKLY READER VOTING COMMON STOCK

                                                                                    BENEFICIAL OWNERSHIP

NAME AND ADDRESS                                                           SHARES             PERCENT OF CLASS
----------------                                                           ------             ----------------

WRC Media
c/o Ripplewood Holdings L.L.C.
1 Rockefeller Plaza, 32nd Floor
New York, NY 10020.................................................        2,685,670                94.9%

PRIMEDIA, Inc.
745 Fifth Avenue
New York, NY 10151.................................................          144,330                5.1%

DLJ Merchant Banking Partners II, L.P.
and affiliates (a)
c/o DLJ Merchant Banking Partners
277 Park Avenue
New York, NY 10172.................................................          310,109                9.9%

All directors and the executive officers listed under
"Management" as a group............................................                0                  *

* Represents holdings of less than 1%.

(a) Represents ownership by DLJ Merchant Banking Partners II, L.P. of 159,828 warrants to purchase Weekly Reader common stock; ownership by DLJ Merchant Banking Partners II-A, L.P. of 6,365 warrants to purchase Weekly Reader common stock; ownership by DLJ Offshore Partners II, C.V. of 7,860 warrants to purchase Weekly Reader common stock; ownership by DLJ Diversified Partners, L.P. of 9,344 warrants to purchase Weekly Reader common stock; ownership by DLJ Diversified Partners-A, L.P. of 3,470 warrants to purchase Weekly Reader common stock; ownership by DLJMB Funding II, Inc. of 32,605 warrants to purchase Weekly Reader common stock; ownership by DLJ Millennium Partners, L.P. of 2,584 warrants to purchase Weekly Reader common stock; ownership by DLJ Millennium Partners-A, L.P. of 504 warrants to purchase Weekly Reader common stock; ownership by DLJ EAB Partners, L.P. of 718 warrants to purchase Weekly Reader common stock; ownership by DLJ ESC II, L.P. of 3,779 warrants to purchase Weekly Reader common stock; ownership by DLPIP II Holdings, L.P. of 4,644 warrants to purchase Weekly Reader common stock; ownership by DLJ First ESC, L.P. of 308 warrants to purchase Weekly Reader common stock; ownership by DLJ Investment Partners II, L.P. of 32,041 warrants to purchase Weekly Reader common stock; ownership by DLJ Investment Partners, L.P. of 14,238 warrants to purchase Weekly Reader common stock; and ownership by DLJIP II Holdings, L.P. of 5,460 warrants to purchase Weekly Reader common stock. Because these funds are under common control, each fund may be deemed to, for Federal securities law purposes, beneficially own the shares underlying the warrants held by all the other funds.

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


                          COMPASSLEARNING COMMON STOCK

                                                                                    BENEFICIAL OWNERSHIP

NAME AND ADDRESS                                                           SHARES             PERCENT OF CLASS
----------------                                                           ------             ----------------

WRC Media
512 Seventh Avenue
23rd Floor
New York, NY 10018.................................................         10,000                  100%

DLJ Merchant Banking Partners II, L.P.
and affiliates (a)
c/o DLJ Merchant Banking Partners
277 Park Avenue
New York, NY 10172.................................................          1,098                  9.9%

All directors and the executive officers listed under
"Management" as a group............................................              0                    *

* Represents holdings of less than 1%.

(a) Represents ownership by DLJ Merchant Banking Partners II, L.P. of 566 warrants to purchase CompassLearning common stock; ownership by DLJ Merchant Banking Partners II-A, L.P. of 23 warrants to purchase CompassLearning common stock; ownership by DLJ Offshore Partners II, C.V. of 28 warrants to purchase CompassLearning common stock; ownership by DLJ Diversified Partners, L.P. of 33 warrants to purchase CompassLearning common stock; ownership by DLJ Diversified Partners-A, L.P. of 12 warrants to purchase CompassLearning common stock; ownership by DLJMB Funding II, Inc. of 115 warrants to purchase CompassLearning common stock; ownership by DLJ Millennium Partners, L.P. of 9 warrants to purchase CompassLearning common stock; ownership by DLJ Millennium Partners-A, L.P. of 2 warrants to purchase CompassLearning common stock; ownership by DLJ EAB Partners, L.P. of 3 warrants to purchase CompassLearning common stock; ownership by DLJ ESC II, L.P. of 13 warrants to purchase CompassLearning common stock; ownership by DLJIP II Holdings, L.P. of 16 warrants to purchase CompassLearning common stock; ownership by DLJ First ESC, L.P. of 1 warrant to purchase CompassLearning common stock; ownership by DLJ Investment Partners II, L.P. of 114 warrants to purchase CompassLearning common stock; ownership by DLJ Investment Partners, L.P. of 50 warrants to purchase CompassLearning common stock; and ownership by DLJIP II Holdings, L.P. of 19 warrants to purchase CompassLearning common stock. Because these funds are under common control, each fund may be deemed, for Federal securities law purposes, to beneficially own the shares underlying the warrants held by all the other funds.


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

OPTIONS. Executives listed under "Ownership of Stock," among others, who are parties to a management shareholder agreement with WRC Media and EAC III with respect to WRC Media common stock were also granted options to purchase a specified number of shares of WRC Media common stock. With respect to each of these executives, to the extent that the executive remains employed with Weekly Reader or CompassLearning, as applicable, 33% of the options vested on December 31, 1999, a further 33% on December 31, 2000 and the remaining 34% on December 31, 2001. If the executive's employment with Weekly Reader or CompassLearning, as applicable, is terminated for any reason other than those specified in the applicable management shareholder agreement, these options will vest immediately.

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


PART IV

ITEM 14  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULES:
Report of Independent Public Accountants - WRC Media Inc. and Subsidiaries Report of Independent Public Accountants - Weekly Reader and Subsidiaries Independent Auditors' Report - Weekly Reader and Subsidiaries
Schedule II (a) - WRC Media Inc. Valuation and Qualifying Accounts for the period from May 14, 1999 (inception) through December 31, 1999 and for the Years Ended December 31, 2000 and 2001
Schedule II (b) - Weekly Reader Corporation Valuation and Qualifying Accounts for the years ended December 31, 1999, 2000 and 2001

(a) (2)  FINANCIAL STATEMENT SCHEDULES:

         The following consolidated financial statement schedules are included in Item 14(d):

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To WRC Media Inc. and Subsidiaries:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of WRC Media and Subsidiaries included in this Form 10-K and have issued our report thereon dated February 21, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 21, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Weekly Reader and Subsidiaries:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Weekly Reader and Subsidiaries included in this Form 10-K as of December 31, 2001 and for the year then ended and have issued our report thereon dated February 21, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is the responsibility of Weekly Reader's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 21, 2002

Schedule II- Valuation and Qualifying Accounts and Reserves


SCHEDULE II(a)-WRC Media Inc.
                                             Opening Balance                               Ending Balance
                                                January 1        Expense     Write-offs     December 31
                                             ---------------     -------     ----------     -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
2001                                            $  1,794        1,093          (945)           1,942
2000                                            $  2,276          660        (1,172)           1,764
1999-Inception-May 14, 1999                     $  2,312          447          (483)           2,276


SALES RETURNS AND ALLOWANCES
2001                                            $  2,663        4,123        (3,946)           2,840
2000                                            $  3,604        4,522        (5,433)           2,693
1999-Inception-May 14, 1999                     $  4,317          716        (1,429)           3,604


RESERVE FOR INVENTORY OBSOLESCENCE
2001                                            $  3,039          879        (1,145)           2,773
2000                                            $  2,794        1,064          (819)           3,039
1999-Inception-May 14, 1999                     $  2,950           34          (190)           2,794


SCHEDULE 11(b)-Weekly Reader Corporation
                                             Opening Balance                               Ending Balance
                                                January 1        Expense     Write-offs     December 31
                                             ---------------     -------     ----------    --------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
 2001                                           $  1,561          882          (900)           1,543
 2000                                           $  1,793          579          (811)           1,561
 1999                                           $  1,737          942          (886)           1,793


SALES RETURNS AND ALLOWANCES
 2001                                           $  2,663        4,123        (3,946)           2,840
 2000                                           $  3,574        4,522        (5,433)           2,663
 1999                                           $  3,259        5,937        (5,622)           3,574


RESERVE FOR INVENTORY OBSOLESCENCE
 2001                                           $  3,039          879        (1,145)           2,773
 2000                                           $  2,794        1,064          (819)           3,039
 1999                                           $  1,869        1,835          (910)           2,794

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

(a) (3)  EXHIBITS

Unless indicated otherwise, information regarding EXHIBITS are incorporated by reference from the Company's definitive registration statement filed on Form S-4 pursuant to Regulation 12B under the Securities Exchange Act of 1934, Registration No. 333-96119.

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                       DESCRIPTION OF DOCUMENT
--------------                       -----------------------

1.1 Purchase Agreement dated November 10, 1999 among WRC Media Inc., Weekly Reader Corporation and CompassLearning, Inc.
2.1 Redemption, Stock Purchase and Recapitalization Agreement dated August 13, 1999 among WRC Media Inc. and Primedia Inc.
3.1               Articles of Incorporation of WRC Media Inc.
3.2               Bylaws of WRC Media Inc.
3.3               Articles of Incorporation of Weekly Reader Corporation
3.4               Bylaws of Weekly Reader Corporation
3.5               Articles of Incorporation of CompassLearning, Inc.
3.6               Bylaws of CompassLearning, Inc.
3.7               Articles of Incorporation of Lifetime Learning Systems, Inc.
3.8               Bylaws of Lifetime Learning Systems, Inc.
3.9               Articles of Incorporation of American Guidance Service, Inc.
3.10              Bylaws of American Guidance Service, Inc.
3.11              Articles of Incorporation of AGS International Sales, Inc.
3.12              Bylaws of AGS International Sales, Inc.
3.13              Articles of Incorporation of World Almanac Education Group,
                  Inc.
3.14              Bylaws of World Almanac Education Group, Inc.
3.15              Articles of Incorporation of Funk & Wagnalls Yearbook Corp.
3.16              Bylaws of Funk & Wagnalls Yearbook Corp.
3.17              Articles of Incorporation of Gareth Stevens, Inc.
3.18              Bylaws of Gareth Stevens, Inc.
3.18.1            Amendment to the Bylaws of Gareth Stevens, Inc.
4.1 Indenture dated November 17, among WRC Media Inc., Weekly Reader Corporation, CompassLearning, Inc. and Bankers Trust Company
4.2 Registration Rights Agreement dated November 17, 1999 among WRC Media Inc., Weekly Reader Corporation, CompassLearning, Inc., Primedia Reference Inc., Funk & Wagnalls Yearbook Corp., Lifetime Learning Systems, Inc., Gareth Stevens, Inc., American Guidance Service, Inc. and AGS International Sales, Inc.
4.3 Amended Certificate of Designations, Preferences and Rights of 15% Senior Preferred Stock due 2011 and 15% Series B Senior Preferred Stock due 2001 of WRC Media Inc.
4.4 WRC Media Inc. Preferred Stockholders Agreement dated November 17, 1999 between WRC Media Inc., Weekly Reader Corporation and CompassLearning, Inc. and the preferred shareholders listed on the signature pages thereto
4.5               Form of Note
4.6               Certificate of Preferred Stock
4.7 Preferred Stock Purchase Agreement dated as of May 9, 2001 between WRC Media Inc, EAC III L.L.C. and SGC Partners II LLC*
4.8               Exhibit A to Preferred Stock Agreement
4.9 Series C Preferred Stock Purchase Agreement dated as of May , 2001 by and among Thinkbox, Inc. and WRC Media, Inc.*

EXHIBIT NUMBER                       DESCRIPTION OF DOCUMENT
--------------                       -----------------------

5.1 Opinion of Cravath, Swaine & Moore regarding the legality of the new notes
5.2 Opinion of Leonard, Street and Deinard Professional Association regarding certain Minnesota legal matters
5.3 Opinion of Foley & Lardner regarding certain Wisconsin legal matters
10.1 Note Agreement, dated as of July 13, 1999, among CompassLearning, Inc. (as successor by merger to EAC I Inc.), The Northwestern Mutual Life Insurance Company and SGC Partners II L.L.C.
10.2 Stock Purchase Agreement, dated July 13, 1999, among Software Systems Corp., Sylvan Learning Systems, Inc., Pyramid Ventures, Inc., GE Capital Equity Investments, Inc. and CompassLearning, Inc. (as successor by merger to EAC I Inc.)
10.3 Credit Agreement dated November 17, 1999 among Weekly Reader Corporation, CompassLearning, Inc., WRC Media Inc., DLJ Capital Funding, Inc., Bank of America, N.A. and General Electric Capital Corporation
10.4 Security and Pledge Agreement dated November 17, 1999 among Weekly Reader Corporation, CompassLearning, Inc., WRC Media Inc., Primedia Reference Inc., American Guidance Service Inc., Lifetime Learning Systems, Inc., AGS International Sales, Inc., Funk & Wagnalls Yearbook Corp. and Gareth Stevens, Inc.
10.5 Subsidiary Guaranty dated November 17, 1999 among Primedia Reference Inc., American Guidance Service Inc., Lifetime Learning Systems, Inc., AGS International Sales, Inc., Funk & Wagnalls Yearbook Corp. and Gareth Stevens, Inc.
10.6 Stockholders Agreement dated November 17, 1999 among Weekly Reader Corporation, CompassLearning, Inc., WRC Media Inc., EAC III L.L.C., Donaldson, Lufkin & Jenrette and Banc of America Securities
10.7 Shareholders Agreement dated as of November 17, 1999 among WRC Media, Weekly Reader Corporation and PRIMEDIA, Inc.
10.8 Employment Agreement dated as of the 17th day of November, 1999 among WRC Media Inc., EAC III L.L.C., CompassLearning, Inc. and Martin E. Kenney, Jr.
10.9 Employment Agreement dated as of the 17th day of November, 1999 among Weekly Reader Corporation and Peter Bergen
10.10 Employment Agreement dated as of the 17th day of November, 1999 among American Guidance Service Inc. and Larry Rutkowski
10.11 Employment Agreement dated as of the 17th day of November, 1999 among Primedia Reference Inc. and Al De Seta
10.12 Transitional Services Agreement dated as of November 17, 1999, among Primedia Inc., WRC Media Inc. and Weekly Reader Corporation

EXHIBIT NUMBER                       DESCRIPTION OF DOCUMENT
--------------                       -----------------------

10.13             Shareholder Agreement dated as of the 17th day of November,
                  1999 among EAC III L.L.C., Therese K. Crane and WRC Media Inc.
10.14             Shareholder Agreement dated as of the 17th day of November,
                  1999 among EAC III L.L.C., Peter Bergen, Larry Rutkowski, Al
                  De Seta, Robert Jackson, Kenneth Slivken and WRC Media Inc.
10.14.1           Shareholder Agreement dated as of January 1, 2000 among EAC
                  III L.L.C., Lester Rackoff, Sandy Maccarone, Ted Kozlowski,
                  Eric Ecker, Terry Bromberg, Gerald Adams, Linda Hein, Janice
                  Bailey, David Press, Cindy Buckosh, Robert Famighetti, Ken
                  Park and WRC Media Inc.
10.15             Shareholder Agreement dated as of the 17th day of November,
                  1999 among EAC III L.L.C., Martin Kenney and WRC Media Inc.
10.16             Preferred Stock and Warrants Subscription Agreement dated
                  November 17 between WRC Media Inc., Weekly Reader Corporation,
                  CompassLearning, Inc. and the other signatories thereto
10.17             Management Agreement dated as of November 17, 1999 among
                  Ripplewood Holdings L.L.C. and CompassLearning, Inc.
10.18             Management Agreement dated as of November 17, 1999 among
                  Ripplewood Holdings L.L.C. and Weekly Reader Corporation
10.19             Agreement and Plan of Merger dated as of May 9, 2001 among
                  WRC Media, Inc, CU Acquisitions, Inc. and ChildU, Inc.*
10.20             Stockholder's Agreement dated May 9, 2001 among WRC Media
                  Weekly Reader Corporation and certain stockholders*
10.21             Escrow Agreement dated May 9, 2001 among WRC Media, Inc., the
                  Stockholders' Agent and Escrow Agent*
10.22             Amended and Restated Credit Agreement dated as of May 9, 2001 among Weekly Reader Corporation and Compasslearning, Inc., WRC
                  Media, Inc., Various Financial Institutions, et. al.*
10.23             Asset Purchase Agreement dated as of May  , 2001 by and
                  between American Guidance Service, Inc., Lindy Acquisition
                  Co., LLC, Lindy Enterprises, Incorporated and certain
                  shareholders*
12                Cash Interest Expense Calculation
12.1              Statement Regarding Ratios of Earnings to Fixed Charges
                  Computations
21.1              List of Subsidiaries of the Registrants
23.2              Consent of Cravath, Swaine & Moore (included in its opinion filed as Exhibit 5.1)
23.2              Consent of Simba Information Inc.
25.1              Statement of Eligibility of Bankers Trust Corporation under the Trust Indenture Act of 1939, as amended, on Form T-1
27.1              Financial Data Schedule--WRC Media & its subsidiaries
27.2              Financial Data Schedule--Weekly Reader Corporation &
                  subsidiaries
27.3              Financial Data Schedule--CompassLearning, Inc.
99.2              Letter of Transmittal for Tender of 12 3/4% Senior
                  Subordinated Notes Due 2009 of WRC Media Inc., Weekly Reader
                  Corporation, and CompassLearning, Inc.
99.3              Notice of Guaranteed Delivery for Tender of 12 3/4% Senior
                  Subordinated Notes Due 2009 of WRC Media Inc., Weekly Reader
                  Corporation, and CompassLearning, Inc.

EXHIBIT NUMBER                       DESCRIPTION OF DOCUMENT
--------------                       -----------------------

99.5 Notice of Withdrawal of Tender of 12 3/4% Senior Subordinated Notes Due 2009 of WRC Media Inc., Weekly Reader Corporation, and CompassLearning, Inc.
99.7 Form of Letter to Securities Dealers, Commercial Banks, Trust Companies and other Nominees for Tender of all Outstanding 12 3/4% Senior Subordinated Notes Due 2009 of WRC Media Inc., Weekly Reader Corporation and CompassLearning, Inc.
99.9 Form of Letter to Clients for 12 3/4% Senior Subordinated Notes Due 2009 of WRC Media Inc.
99.11 Guidelines for Certification of Taxpayer Identification Number on Substitute Form 99

*   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 12, 2002
                                                                 WRC MEDIA INC.,

                                                  By:  /s/ MARTIN E. KENNEY, JR.
                                                  ---  -------------------------

                                                     Name: Martin E. Kenney, Jr.
                                                  Title: CHIEF EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THIS 12TH DAY OF MARCH, 2002.

                  SIGNATURE                                  TITLE
                  ---------                                  -----
*
-------------------------------------------     Director/Chief Executive Officer
Martin E. Kenney, Jr.

*
-------------------------------------------                 Director
Timothy C. Collins

*
-------------------------------------------                 Chairman
D. Ronald Daniel

*
-------------------------------------------            Director/Secretary
Charles L. Laurey

*
-------------------------------------------        Director/Treasurer/CFO/COO
Robert S. Lynch

*
-------------------------------------------                 Director
James N. Lane

*
-------------------------------------------               Vice-Chairman
Ralph D. Caulo

*
-------------------------------------------                 Director
David Burgstahler

*
-------------------------------------------          Vice President, Finance
Richard Nota

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 12, 2002

                                                      WEEKLY READER CORPORATION,

                                                      By:  /s/ Robert J. Jackson
                                                      ---  ---------------------

                                                         Name: Robert J. Jackson
                                                                Title: PRESIDENT

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THIS 12TH DAY OF MARCH, 2002.

                  SIGNATURE                                 TITLE
                  ---------                                 -----
*
-------------------------------------------                President
Robert J. Jackson

*
-------------------------------------------                Chairman
D. Ronald Daniel

*
-------------------------------------------                Director
Timothy C. Collins

*
-------------------------------------------           Director/Secretary
Charles L. Laurey

*
-------------------------------------------           Director/Treasurer
Robert S. Lynch

*
-------------------------------------------    Director/Executive Vice President
Martin E. Kenney, Jr.

*
-------------------------------------------                Director
James N. Lane

*
-------------------------------------------                Director
David Burgstahler

*
-------------------------------------------         Vice President, Finance
Richard Nota