Form 10-Q
period 2002-03-31
WRC MEDIA INC
filed 2002-05-15
CIK 1102329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002                          Commission File No.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         |X|      Yes                 | |      No

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

------------------------------------------------------------------------------------------------------------
TITLE OF CLASS                              |       NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------------------------------------------------------------------------
12 3/4% Senior Subordinated Notes due 2009  |        OVER-THE-COUNTER MARKET
------------------------------------------------------------------------------------------------------------

PART 1.

ITEM 1.  FINANCIAL STATEMENTS

                         WRC MEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                   December 31,               March 31,
                                                                                       2001                     2002
                                                                                 ------------------        ----------------
                                                                                                             (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                                                                $   8,919               $   6,961
Accounts receivable, net                                                                    43,658                  34,734
Inventories, net                                                                            15,026                  14,504
Prepaid expenses                                                                             3,468                   5,059
Other current assets                                                                        13,891                   8,944
                                                                                 ------------------        ----------------

                           Total current assets                                             84,962                  70,202

Property and equipment, net                                                                  9,215                   8,890
Purchased software, net                                                                      2,851                   3,744
Goodwill, net                                                                              234,982                 234,982
Deferred financing costs, net                                                                6,645                   6,364
Identified intangible assets, net                                                          136,406                 135,384
Other assets and investments                                                                 3,801                   3,805
                                                                                 ------------------        ----------------

                           Total Assets                                                  $ 478,862               $ 463,371
                                                                                 ==================        ================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable                                                                         $  18,180               $  14,873
Accrued payroll, commissions and benefits                                                   11,305                  10,453
Current portion of deferred revenue                                                         39,070                  31,378
Other accrued liabilities                                                                   33,996                  30,898
Current portion of long-term debt                                                            6,171                   6,557
                                                                                 ------------------        ----------------

                           Total current liabilities                                       108,722                  94,159

Deferred revenue, net of current portion                                                     2,040                   1,693
Due to related party                                                                         2,160                   2,160
Long-term debt                                                                             273,544                 278,806
                                                                                 ------------------        ----------------

Total liabilities                                                                          386,466                 376,818
15% Series B preferred stock subject to redemption,
Including accrued dividends and accretion of warrant value                                  92,760                  96,838
                                                                                 ------------------        ----------------

Warrants on preferred stock                                                                 11,751                  11,751
                                                                                 ------------------        ----------------

Common stock subject to redemption                                                           1,180                     965
                                                                                 ------------------        ----------------

Stockholders' deficiency:
Common stock, ($.01 par value, 20,000,000 shares authorized;
and 7,014,321 shares outstanding)                                                               70                      70
Preferred Stock, (18% junior participating cumulative convertible
preferred stock including accrued dividends)                                                15,413                  16,107
Aditional paid-in capital                                                                  132,562                 132,464
Accumulated comprehensive income                                                              (316)                   (316)
Accumulated deficit                                                                       (161,024)               (171,326)
                                                                                 ------------------        ----------------

Total stockholders' deficiency                                                             (13,295)                (23,001)
                                                                                 ------------------        ----------------

Total liabilities and stockholders' deficiency                                           $ 478,862               $ 463,371
                                                                                 ==================        ================

  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                    Unaudited
                             (Dollars in thousands)

                                                                              2001                  2002
                                                                          -------------        ---------------
Sales, net                                                                   $  49,491               $ 46,787

Cost of goods sold                                                              14,219                 13,374
                                                                          -------------        ---------------

Gross profit                                                                    35,272                 33,413

Costs and expenses:
Sales and marketing                                                             12,734                 13,349
Research and development                                                         1,290                    396
Distribution, circulation and fulfillment                                        3,359                  3,171
Editorial                                                                        2,892                  2,807
General and administrative                                                       7,232                  5,663
Depreciation                                                                       782                    782
                                                                          -------------        ---------------

                                                                                28,289                 26,168
                                                                          -------------        ---------------

Income before amortization of goodwill and intangible assets                     6,983                  7,245

Amortization of goodwill and intangible assets                                  16,853                  4,827
                                                                          -------------        ---------------

Income (Loss) from operations                                                   (9,870)                 2,418

Interest expense, including amortization
of deferred financing costs                                                     (8,645)                (7,331)
Loss on Investments                                                                  -                   (253)
Other, net                                                                        (204)                  (225)
                                                                          -------------        ---------------

Loss before income tax provision                                               (18,719)                (5,391)

Income tax provision                                                               234                    139
                                                                          -------------        ---------------

Net loss                                                                     $ (18,953)              $ (5,530)
                                                                          =============        ===============

  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                    Unaudited
                             (dollars in thousands)


                                                                                     2001                         2002
                                                                             ----------------------       ---------------------
Cash flows from operating activities:

Net loss                                                                        $          (18,953)          $          (5,530)
Adjustments to reconcile net loss to net cash
used in operating activities-
Depreciation and amortization                                                               17,636                       5,609
Loss on investments                                                                              -                         253
Loss on disposition of property and equipment                                                    -                           3
Interest expense-accretion of discounts                                                         81                          94
Amortization of deferred financing fees                                                        287                         281
Changes in assets and liabilities-
Decrease in accounts receivable                                                              2,081                       8,924
Decrease in inventories                                                                        612                         522
(Increase) in prepaid expenses and other current assets                                     (1,738)                     (2,961)
(Increase) decrease in goodwill and other intangibles                                       (2,934)                      4,947
(Increase) in other noncurrent assets                                                         (350)                     (2,228)
(Increase) in accounts payable                                                              (4,222)                     (3,307)
Increase in deferred revenue                                                                (4,067)                     (8,039)
Decrease (increase) in accrued liabilities                                                     936                      (3,952)
                                                                             ----------------------       ---------------------

Net cash used in operating activities                                                      (10,631)                     (5,384)
                                                                             ----------------------       ---------------------

Cash flows from investing activities:

Capital expenditures                                                                          (371)                       (458)
Software development costs                                                                       -                      (1,357)
                                                                             ----------------------       ---------------------

Net cash used in investing activities                                                         (371)                     (1,815)
                                                                             ----------------------       ---------------------

Cash flows from financing activities:

Net proceeds from revolving line of credit                                                  12,000                       7,000
Repayment of senior bank debt                                                               (1,025)                     (1,446)
Proceeds from issuance of common stock                                                           -                         150
Purchase of common stock subject to redemption                                                   -                        (463)
                                                                             ----------------------       ---------------------

Net cash provided by financing activities                                                   10,975                       5,241
                                                                             ----------------------       ---------------------

Decrease in cash and cash equivalents                                                          (27)                     (1,958)

Cash and cash equivalents, beginning of period                                               2,968                       8,919
                                                                             ----------------------       ---------------------

Cash and cash equivalents, end of period                                        $            2,941           $           6,961
                                                                             ======================       =====================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                        $            3,937           $           2,838
                                                                             ======================       =====================
Cash paid during the period for income taxes                                    $              234           $             139
                                                                             ======================       =====================
Preferred stock dividends accrued                                               $            3,320           $           4,540
                                                                             ======================       =====================
Accretion of preferred stock                                                    $              228           $             231
                                                                             ======================       =====================

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

                         WRC MEDIA INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

         The accompanying condensed consolidated financial statements include the accounts of WRC Media, Inc. ("WRC Media") and its subsidiaries- Weekly Reader Corporation, CompassLearning, Inc. and ChildU, Inc. The term "Company" refers to WRC Media and its subsidiaries. Separate financial statements for CompassLearning, Inc. are not presented and it is not filing a separate report under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.


         WRC Media was incorporated on May 14, 1999. On July 14, 1999, WRC acquired CompassLearning in a business combination accounted for as a purchase.

         On November 17, 1999, WRC Media completed the recapitalization and purchase of Weekly Reader and its subsidiaries. As a result of these transactions, WRC Media owns 94.9% and PRIMEDIA INC. owns 5.1% of the common stock of the Weekly Reader Corporation.

         On May 9, 2001, WRC Media entered into an Agreement and Plan of Merger with ChildU, Inc. ("ChildU"). Pursuant to the agreement, each issued share of ChildU's common and preferred stock not directly or indirectly owned by ChildU was converted into a contingent right to receive a number of shares of WRC Media Inc. common stock. Following the merger, WRC Media agreed to provide funding to ChildU for up to $5,871,907 of ChildU's existing or committed obligations and liabilities. Concurrent with the merger, WRC Media and all holders of ChildU's Group One Notes entered into an exchange agreement pursuant to which WRC Media exchanged 162,500 shares of WRC Media common stock for all the outstanding Group One Notes. The Company issued $13.75 million of 18% Junior Participating Cumulative Convertible Preferred Stock, the proceeds of which will fund the operating losses of ChildU and WRC Media's investment in ThinkBox(TM) (see below). ChildU was incorporated on June 1, 1999 and is a leading provider of Internet-based educational services to both individual and institutional consumers.

         On May 18, 2001 WRC Media made a strategic investment in ThinkBox Inc., a leading creator of Internet-delivered education programs for the school and home markets. Key elements of the broad partnership include an investment by WRC Media in ThinkBox(TM), WRCMedia's acquisition of distribution rights for ThinkBox(TM) programs to schools, and the licensing to ThinkBox(TM) of the Weekly Reader(R) brand names and content for use in its programs.

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

         The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year amounts in order to conform with the current year's presentation.

         These condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 2001. The operating results for the three-month periods ended March 31, 2001 and 2002 are not necessarily indicative of the results that may be expected for a full year.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, SFAS No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interest method. The adoption of SFAS No. 141 did not have a material effect on the Company's results of operations or financial position. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment as well. Goodwill recognized on or before June 30, 2001 has been assigned to various reporting units and will be tested for impairment during the six months ending June 30, 2002, the period in which SFAS No. 142 is initially applied in its entirety. On January 1, 2002, the Company adopted SFAS No. 142 for its goodwill and identifiable intangible assets. Upon adoption, the Company ceased the amortization of goodwill and other indefinite lived intangible assets, which consist primarily of trademarks. As required by the statement, the Company reviewed its indefinite lived intangibles (primarily trademarks) for impairment as of January 1, 2002. The effect of adopting this statement for the Company's indefinite lived intangibles did not have a material effect on the Company's results of operations or financial position. The effect on the results of operations for the comparative period ended March 31, 2001 had the Company adopted this accounting change on January 1, 2001 would have resulted in reducing the Company's amortization expense and net loss approximately $2,685. The Company is in the process of performing the transitional goodwill impairment test, which it expects to complete during the second quarter of 2002, and will record any impairment charge, if necessary, as a cumulative effect of an accounting change as of January 1, 2002.

         The following information represents pro forma net loss assuming the adoption of SFAS 142 in the first quarter of 2001:

                                                         For the Quarters Ended
                                                      --------------------------
                                                        March 31,      March 31,
(in thousands)                                            2002           2001
--------------------------------------------------------------------------------

Reported Net Income                                     $ (5,530)    $(18,953)
  Addback:
      Goodwill Amortization                                             2,357
      Amortization of Indefinite Intangible Assets:
                   Trademarks with 40 year lives                          328
                                                        ---------    ---------
                                                        $ (5,530)    $(16,268)
                                                        =========    =========


Debt

         As of March 31, 2002, there were $7 million in outstanding advances under the Company's $30 million revolving credit facility. In addition, there is an annually renewable stand-by letter of credit in the amount of $2 million in connection with a real estate lease entered into by the Company. While this letter of credit is in effect, the Company's available borrowing under the revolving credit facility is reduced by $2 million.

Inventories

Inventories are comprised of the following:

                                                     December 31,     March 31,
                                                         2001            2002
                                                     ------------     ---------

     Finished goods                                   $  17,588      $  17,236
     Raw materials                                          211            182
     Less - allowance for obsolescence                   (2,773)        (2,914)
                                                     ------------    ----------
                                                      $  15,026      $  14,504
                                                     ============    ==========

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

     The following tables present condensed consolidating financial information for the three months ended March 31, 2001 and 2002 for: (1) the Company on a standalone basis, (2) Weekly Reader Corporation, a non-wholly owned subsidiary on a standalone basis, (3) CompassLearning, Inc., a wholly owned subsidiary on a standalone basis, (4) the non-guarantor subsidiary of the Company (ChildU, Inc.), and (5) the Company on a consolidated basis.

     Separate financial statements for CompassLearning, Inc. are not presented and it is not filing a separate report under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

                                                                                              Subsidiary Guarantors
                                                                                 ------------------------------------------------
                                                                                    Weekly Reader          CompassLearning
                                                             WRC Media Inc.          Corporation                 Inc.
                                                          ---------------------  --------------------- --------------------------
                                                                                                            (In thousands)
Balance Sheet as of March 31, 2002:
Current assets                                                       $   9,603              $  99,694                  $  26,894
Property and equipment, net                                                  -                  7,330                      1,287
Goodwill and other intangible assets, net                              175,443                149,141                     34,052
Other assets                                                           108,272                 17,813                      2,803
                                                          ---------------------  --------------------- --------------------------
Total assets                                                         $ 293,318              $ 273,978                  $  65,036
                                                          =====================  ===================== ==========================

Current liabilities:                                                 $  72,797              $  50,681                  $  28,719
Due to related party                                                                                -                          -
Long-term debt, less current portion                                   146,971                107,810                     24,025
Other liabilities                                                       12,716                      -                      3,851
Redeemable preferred stock, plus accrued dividends                      96,838                 75,000                          -

Stockholders equity (deficit):                                         (36,004)               (88,052)                     5,823
Interdivisional equity                                                       -                128,539                      2,618
                                                          ---------------------  --------------------- --------------------------
Total liabilities and stockholders equity (deficit)                  $ 293,318              $ 273,978                  $  65,036
                                                          =====================  ===================== ==========================


                                                                                             Subsidiary Guarantors
                                                                                 ------------------------------------------------
                                                                                    Weekly Reader          CompassLearning
Statement of operations for the year                         WRC Media Inc.          Corporation                 Inc.
                                                          ---------------------  --------------------- --------------------------
ended March 31, 2002                                                                                        (In thousands)

Revenue                                                              $       -              $  34,008                  $  12,528
Operating expenses                                                       1,058                 28,088                     14,638
Interest expense, net                                                    5,168                  7,091                         11
Other income, expense                                                      493                    (11)                        (4)
Provision for income taxes                                                  28                     94                         17
                                                          ---------------------  --------------------- --------------------------
Net income (loss)                                                    $  (6,747)             $  (1,254)                 $  (2,134)
                                                          =====================  ===================== ==========================

Cash flow for the year
ended March 31, 2002

Cash flow provided by (used in) operations                           $  (2,299)             $  (7,645)                 $  (6,196)
Cash flow provided by (used in) investing activities                         -                   (257)                      (995)
Cash flow provided by (used in) financing activities                     1,829                  6,545                      7,031
Cash at beginning of period                                              2,643                  5,691                        394
                                                          ---------------------  --------------------- --------------------------
Cash at end of period                                                $   2,173              $   4,334                  $     234
                                                          =====================  ===================== ==========================

Statement of operations for the year
ended March 31, 2001

Revenue                                                              $       -              $  35,582                  $  13,909
Operating expenses                                                      11,539                 30,637                     17,185
Interest expense, net                                                    5,213                  8,361                      8,358
Other income, expense                                                      238                    (34)                         -
Provision for income taxes                                                 157                     33                         44
                                                          ---------------------  --------------------- --------------------------
Net income (loss)                                                    $ (17,147)             $  (3,415)                 $ (11,678)
                                                          =====================  ===================== ==========================

Cash flow for the year
ended March 31, 2001

Cash flow provided by (used in) operations                           $  (1,494)             $ (12,050)                 $ (10,375)
Cash flow provided by (used in) investing activities                         -                   (296)                       (75)
Cash flow provided by (used in) financing activities                     1,494                 12,003                     10,767
Cash at beginning of period                                                  -                  2,914                         54
                                                          ---------------------  --------------------- --------------------------

Cash at end of period                                                $       -              $   2,571                  $     371
                                                          =====================  ===================== ==========================



                                                              Non-Guarantor                            WRC Media Inc.
                                                              Subsidiaries         Eliminations         Consolidated
                                                           --------------------  -----------------  ---------------------
Balance Sheet as of March 31, 2002:
Current assets                                                        $    354         $  (66,343)             $  70,202
Property and equipment, net                                                273                  0                  8,890
Goodwill and other intangible assets, net                               15,474                  0                374,110
Other assets                                                                 -           (118,719)                10,169
                                                           --------------------  -----------------  ---------------------
Total assets                                                          $ 16,101         $ (185,062)             $ 463,371
                                                           ====================  =================  =====================

Current liabilities:                                                  $  8,296         $  (66,334)             $  94,159
Due to related party                                                                                                   -
Long-term debt, less current portion                                         -                                   278,806
Other liabilities                                                            2                                    16,569
Redeemable preferred stock, plus accrued dividends                           -            (75,000)                96,838
                                                                                                                       -
Stockholders equity (deficit):                                           7,803             87,429                (23,001)
Interdivisional equity                                                                   (131,157)                     -
                                                           --------------------  -----------------  ---------------------
Total liabilities and stockholders equity (deficit)                   $ 16,101         $ (185,062)             $ 463,371
                                                           ====================  =================  =====================



                                                              Non-Guarantor                            WRC Media Inc.
Statement of operations for the year                          Subsidiaries         Eliminations         Consolidated
                                                           --------------------  -----------------  ---------------------
ended March 31, 2002                                                                                        (In thousands)

Revenue                                                               $    251         $        -              $  46,787
Operating expenses                                                         585                  -                 44,369
Interest expense, net                                                        -             (4,939)                 7,331
Other income, expense                                                        -                  -                    478
Provision for income taxes                                                   -                  -                    139
                                                           --------------------  -----------------  ---------------------
Net income (loss)                                                     $   (334)        $    4,939              $  (5,530)
                                                           ====================  =================  =====================

Cash flow for the year
ended March 31, 2002

Cash flow provided by (used in) operations                            $ (1,224)        $   11,980              $  (5,384)
Cash flow provided by (used in) investing activities                      (563)                 -                 (1,815)
Cash flow provided by (used in) financing activities                     1,816            (11,980)                 5,241
Cash at beginning of period                                                191                  -                  8,919
                                                           --------------------  -----------------  ---------------------
Cash at end of period                                                 $    220         $        -              $   6,961
                                                           ====================  =================  =====================

Statement of operations for the year
ended March 31, 2001

Revenue                                                               $      -         $        -              $  49,491
Operating expenses                                                           -                  -                 59,361
Interest expense, net                                                        -            (13,287)                 8,645
Other income, expense                                                        -                  -                    204
Provision for income taxes                                                   -                  -                    234
                                                           --------------------  -----------------  ---------------------
Net income (loss)                                                     $      -         $   13,287              $ (18,953)
                                                           ====================  =================  =====================

Cash flow for the year
ended March 31, 2001

Cash flow provided by (used in) operations                            $      -         $   13,288              $ (10,631)
Cash flow provided by (used in) investing activities                         -                  -                   (371)
Cash flow provided by (used in) financing activities                         -            (13,289)                10,975
Cash at beginning of period                                                  -                  -                  2,968
                                                                                 -----------------  ---------------------
                                                           --------------------
Cash at end of period                                                        -         $        1              $   2,941
                                                           ====================  =================  =====================

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                 December 31,                  March 31,
                                                                                     2001                         2002
                                                                             ---------------------        ---------------------
                                                                                                              (Unaudited)
ASSETS
Current Assets:

Cash                                                                                    $   5,691                    $   4,334
Accounts receivable, net                                                                   24,818                       20,135
Inventories, net                                                                           13,718                       13,097
Due from related party, net                                                                 2,858                        5,881
Prepaid expenses                                                                            2,702                        3,714
Other current assets                                                                       13,891                        8,944
                                                                             ---------------------        ---------------------

                            Total current assets                                           63,678                       56,105

Property and equipment, net                                                                 7,541                        7,330
Goodwill, net                                                                             101,978                      101,978
Deferred financing costs, net                                                                 873                          828
Identified intangible assets, net                                                          46,023                       47,163
Other assets                                                                                  737                          809
                                                                             ---------------------        ---------------------

                            Total Assets                                                $ 220,830                    $ 214,213
                                                                             =====================        =====================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:

Accounts payable                                                                        $  15,855                    $  13,186
Deferred revenue                                                                           18,398                       13,319
Accrued expenses and other                                                                 26,664                       19,385
Current portion of long-term debt                                                           6,171                        6,557
                                                                             ---------------------        ---------------------

                            Total current liabilities                                      67,088                       52,447

Long-term debt                                                                            273,544                      278,806

Commitments and contingencies
Redeemable preferred stock, plus accrued dividends                                        102,573                      106,419

Stockholders' deficiency:
Common stock, ($.01 par value, 20,000,000 shares authorized;
2,830,000 shares issued)                                                                       28                           28
Class A non-voting common stock ($.01 par value,
1,000,000 shares authorized, no shares issued or outstanding)                                   -                            -
Class B non-voting common stock ($.01 par value,
1,000,000 shares authorized, no shares issued or outstanding)                                   -                            -
Aditional paid-in capital                                                                   9,133                        9,133
Due from parent                                                                           (67,738)                     (63,721)
Accumulated comprehensive income                                                             (316)                        (316)
Accumulated deficit                                                                      (163,482)                    (168,583)
                                                                             ---------------------        ---------------------

Total stockholders' deficiency                                                           (222,375)                    (223,459)
                                                                             ---------------------        ---------------------

Total liabilities and stockholders' deficiency                                          $ 220,830                    $ 214,213
                                                                             =====================        =====================

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                    Unaudited
                             (Dollars in thousands)

                                                                                  2001                          2002
                                                                          ----------------------        ---------------------
Sales, net                                                                             $ 35,582                     $ 34,008

Cost of goods sold                                                                        9,058                        8,380
                                                                          ----------------------        ---------------------

Gross profit                                                                             26,524                       25,628

Costs and expenses:
Marketing and selling                                                                     6,796                        7,244
Distribution, circulation and fulfillment                                                 3,359                        3,171
Editorial                                                                                 2,892                        2,807
General and administrative                                                                5,277                        3,818
Depreciation                                                                                491                          467
                                                                          ----------------------        ---------------------

                                                                                         18,815                       17,507
                                                                          ----------------------        ---------------------

Income before amortization of goodwill and intangible assets                              7,709                        8,121

Amortization of goodwill and intangible assets                                            2,764                        2,201
                                                                          ----------------------        ---------------------

Income from operations                                                                    4,945                        5,920

Other income (expense):
Interest expense, including amortization
of deferred financing costs                                                              (8,361)                      (7,091)
Other, net                                                                                   34                           11
                                                                          ----------------------        ---------------------

Loss before income tax provision                                                         (3,382)                      (1,160)

Income tax provision                                                                         33                           94
                                                                          ----------------------        ---------------------

Net loss                                                                               $ (3,415)                    $ (1,254)
                                                                          ======================        =====================


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                    Unaudited
                             (dollars in thousands)


                                                                                       2001                         2002
                                                                               ----------------------       ----------------------
Cash flows from operating activities:

Net loss                                                                          $           (3,415)          $           (1,254)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization                                                                  3,255                        2,668
Amortization of deferred financing fees                                                            -                           45
Loss on disposition of property and equipment                                                      -                            3
Interest expense-accretion of discounts and stock                                                 81                           94
Changes in operating assets and liabilities:
     Decrease in Accounts receivable                                                             693                        4,683
     Decrease in Inventories                                                                     865                          621
     (Increase) decrease in prepaid expenses and other assets                                 (4,621)                         522
     Decrease in accounts payable                                                             (4,089)                      (2,669)
     Decrease in deferred revenue                                                             (2,476)                      (5,079)
     Decrease in accrued expenses and other liabilities                                       (2,343)                      (7,279)
                                                                               ----------------------       ----------------------

Net cash used in operating activities                                                        (12,050)                      (7,645)
                                                                               ----------------------       ----------------------

Cash flows used in investing activities:

Capital expenditures                                                                            (296)                        (257)
                                                                               ----------------------       ----------------------

Net cash used in investing activities                                                           (296)                        (257)
                                                                               ----------------------       ----------------------

Cash flows from financing activities:

Net proceeds from revolving line of credit                                                    12,000                        7,000
Repayment of senior bank debt                                                                 (1,025)                      (1,446)
Decrease in due from parent, net                                                               5,012                        4,014
Increase in due from related party                                                            (3,984)                      (3,023)
                                                                               ----------------------       ----------------------

Net cash provided by financing activities                                                     12,003                        6,545
                                                                               ----------------------       ----------------------

Decrease in cash and cash equivalents                                                           (343)                      (1,357)

Cash, beginning of period                                                                      2,914                        5,691
                                                                               ----------------------       ----------------------

Cash, end of period                                                               $            2,571           $            4,334
                                                                               ======================       ======================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                          $            3,937           $            2,838
                                                                               ======================       ======================
Cash paid during the period for income taxes                                      $              234           $               94
                                                                               ======================       ======================
Preferred stock dividends accrued                                                 $            3,320           $            4,540
                                                                               ======================       ======================
Accretion of preferred stock                                                      $              228           $              231
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

                         WRC MEDIA INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Weekly Reader Corporation ("WRC" ), PRIMEDIA Reference, Inc. ("PRI") and American Guidance Services, Inc. ("American Guidance") were wholly owned subsidiaries of PRIMEDIA Inc. ("PRIMEDIA"). On August 13, 1999, PRIMEDIA entered into a Redemption, Stock Purchase and Recapitalization Agreement (as amended as of October 6, 1999, the "Recapitalization Agreement") with WRC Media Inc., formerly EAC II Inc. ("WRC Media"). The terms of the Recapitalization Agreement required that all of the outstanding capital stock of PRI and American Guidance be contributed to WRC prior to WRC Media's purchase of a majority interest in WRC for a purchase price of $395,000. The presentation of these financial statements reflects the capital contribution made by PRIMEDIA to WRC of all the PRI and American Guidance shares at their historical carrying values. In addition, on October 5, 1999, the authorized capital of WRC was amended to consist of 20,000,000 shares of common stock, par value $.01/share, and WRC declared a 10,000-for-one stock split effective on October 5, 1999. On November 17, 1999 WRC Media completed its recapitalization of WRC. The consolidated financial statements include the accounts of WRC and its subsidiary, Lifetime Learning System, Inc. ("Lifetime Learning"), PRI and its subsidiaries, Funk & Wagnalls Yearbook Corporation and Gareth Stevens, Inc. ("Gareth Stevens"), and American Guidance and its subsidiary, AGS International Sales, Inc. (collectively referred to as "Weekly Reader"). As a result of the recapitalization, WRC Media owns 94.9% and PRIMEDIA 5.1% of the common stock of Weekly Reader. On November 17, 1999 PRI legally changed its name to World Almanac Education Group ("WAE"). On May 9, 2001 American Guidance acquired through a subsidiary all of the operating assets of Lindy Enterprises, Inc. ("Lindy") for approximately $7,500. The transaction was accounted for as an asset purchase. Lindy develops curriculum-based skills assessment and test preparation products that correlate to national and state curriculum. The acquisition, if it had occurred on January 1 of the year prior to acquisition, would not have had a material impact on the results of operations.


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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year amounts in order to conform with the current year's presentation.

These condensed consolidated financial statements should be read in conjunction with Weekly Reader Corporation and Subsidiaries annual financial statements and related notes for the year ended December 31, 2001.

The operating results for the three-month periods ended March 31, 2001 and 2002 are not necessarily indicative of the results that may be expected for a full year.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, SFAS No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interest method. The adoption of SFAS No. 141 did not have a material effect on the Company's results of operations or financial position. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment as well. Goodwill recognized on or before June 30, 2001 has been assigned to various reporting units and will be tested for impairment during the six months ending June 30, 2002, the period in which SFAS No. 142 is initially applied in its entirety. On January 1, 2002, the Company adopted SFAS No. 142 for its goodwill and identifiable intangible assets. Upon adoption, the Company ceased the amortization of goodwill and other indefinite lived intangible assets, which consist primarily of trademarks. As required by the statement, the Company reviewed its indefinite lived intangibles (primarily trademarks) for impairment as of January 1, 2002. The effect of adopting this statement for the Company's indefinite lived intangibles did not have a material effect on the Company's results of operations or financial position. The effect on the results of operations for the prior period ended March 31, 2001 had the Company adopted this accounting change on January 1, 2001 would have resulted in reducing the Company's amortization expense and net loss by approximately $841. The Company is in the process of performing the transitional goodwill impairment test, which it expects to complete during the second quarter of 2002, and will record any impairment charge, if necessary, as a cumulative effect of an accounting change as of January 1, 2002.

The following information represents pro forma net loss assuming the adoption of SFAS 142 in the first quarter of 2001:

                                                          For the Quarters Ended
                                                          ----------------------
                                                           March 31,   March 31,
(in thousands)                                               2002         2001
--------------------------------------------------------------------------------

Reported Net Income                                       $(1,254)    $(3,415)
  Addback:
      Goodwill Amortization                                               726
      Amortization of Indefinite Intangible Assets:
                     Trademarks with 40 year lives                        115
                                                          ---------   ---------
                                                          $(1,254)    $(2,574)
                                                          =========   =========


Debt

As of March 31, 2002, there were $7 million in outstanding advances under the Company's $30 million revolving credit facility. In addition, there is an annually renewable stand-by letter of credit in the amount of $2 million in connection with a real estate lease entered into by the Company. While this letter of credit is in effect, the Company's available borrowing under the revolving credit facility is reduced by $2 million.

Inventories

Inventories are comprised of the following:

                                                     December 31,      March 31,
                                                         2001            2002
                                                     ------------      ---------

     Finished goods                                   $ 16,377         $ 15,917
     Raw materials                                         114               94
     Less - allowance for obsolescence                  (2,773)          (2,914)
                                                     ------------      ---------
                                                      $ 13,718         $ 13,097
                                                     ============      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion is intended to assist in understanding the financial condition as of March 31, 2002 of WRC Media Inc. ("WRC Media") and its subsidiaries and their results of operations for the three-month periods ended March 31, 2001 and 2002. You should read the following discussion in conjunction with the financial statements of WRC Media and Weekly Reader Corporation ("Weekly Reader") attached to this discussion and analysis. Unless the context otherwise requires, references to "Weekly Reader" herein are to Weekly Reader and its subsidiaries, including American Guidance Service, Inc. ("AGS" or "American Guidance") and World Almanac Education Group, Inc. ("World Almanac"). Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries after giving effect to the transactions related to the acquisition of CompassLearning and recapitalization of Weekly Reader effectuated on July 14, 1999 and November 17, 1999, respectively (the "Acquisition and Recapitalization"). This discussion and analysis contains forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

Results of Operations for the three-months ended March 31, 2002-- WRC Media Inc. and Subsidiaries

The results of operations of WRC Media and its subsidiaries encompass the operations of Weekly Reader and its subsidiaries, including AGS and World Almanac, CompassLearning, and ChildU, Inc. ("ChildU"). The results of operations of WRC Media and its subsidiaries should be read together with the separate discussion of the results of operations of Weekly Reader.

In analyzing WRC Media's results for the three-months ended March 31, 2001 and 2002, respectively, the seasonal nature of WRC Media's business should be considered. As a result of seasonality, approximately 20% of WRC Media's publication and related service revenues usually occur in its first quarter, 20% in its second quarter, and 60% in the third and fourth quarters combined. However, unlike this revenue stream, many of WRC Media's expenses are incurred evenly throughout the year.

WRC Media analyzes its revenues, expenses and operating results on a percentage of sales basis. The following table sets forth, for the periods indicated, consolidated statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net sales.

                                                                                     Three Months Ended March 31
                                                                                2001                            2002
                                                                    -----------------------------   -------------------------------
                                                                      Amount      % of Net Sales      Amount       % of Net Sales
                                                                    ------------  ---------------   -----------   -----------------
                                                                                        (Dollars in millions)

Sales, net                                                               $ 49.5           100.0%        $ 46.8              100.0%
Cost of goods sold                                                         14.2            28.7%          13.4               28.6%
                                                                    ------------  ---------------   -----------   -----------------
Gross profit                                                               35.3            71.3%          33.4               71.4%
Costs and expenses:
      Sales and marketing                                                  12.7            25.7%          13.3               28.4%
      Research and development                                              1.3             2.6%           0.4                0.9%
      Distribution, circulation and fulfillment                             3.4             6.9%           3.2                6.8%
      Editorial                                                             2.9             5.9%           2.8                6.0%
      General and administrative                                            7.2            14.5%           5.7               12.2%
      Depreciation                                                          0.8             1.6%           0.8                1.7%
                                                                    ------------  ---------------   -----------   -----------------
                                                                           28.3            57.2%          26.2               56.0%
                                                                    ============  ===============   ===========   =================
Income before amortization of goodwill and intangible assets,
interest expense, income taxes and other, net                               7.0            14.1%           7.2               15.4%
Amortization of goodwill and intangible assets                             16.9            34.1%           4.8               10.3%
                                                                    ============  ===============   ===========   =================
Income (Loss) from operations                                              (9.9)          (20.0%)          2.4                5.1%
Interest expense, including amortization
of deferred financing costs                                                (8.6)          (17.4%)         (7.3)             (15.6%)
Loss on investments                                                           -                -          (0.3)              (0.6%)
Other, net                                                                 (0.2)           (0.4%)         (0.2)              (0.4%)
                                                                    ============  ===============   ===========   =================
Loss before income tax provision                                          (18.7)          (37.8%)         (5.4)             (11.4%)
Income tax provision                                                        0.2             0.4%           0.1                0.2%
                                                                    ------------  ---------------   -----------   -----------------
Net loss                                                                $ (18.9)          (38.2%)       $ (5.5)             (11.7%)
                                                                    ============  ===============   ===========   =================

      EBITDA(a)                                                           $ 7.6            15.4%         $ 8.1               17.3%
                                                                    ============  ===============   ===========   =================


(a) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization not including WRC Media's unrestricted subsidiaries. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles. Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and ThinkBox "Unrestricted Subsidiaries" under its Credit Agreement so as to: (i) exclude them from all the negative covenants in the Credit Agreement including the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and (ii) Permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox performance will not be in any covenant calculations. Accordingly, Consolidated EBITDA (before unrestricted subsidiaries) is defined as WRC Media consolidated EBITDA excluding the $0.6 million EBITDA loss contributed by its unrestricted subsidiaries - ChildU and its investment in ThinkBox.


Three-months ended March 31, 2002 Compared to Three-months ended March 31, 2001

Sales, net. For the three-months ended March 31, 2002, net sales decreased $2.7 million, or 5.5%, to $46.8 million from $49.5 million for the same period in 2001. This decrease was primarily the result of a $1.4 million or 9.9% decrease at WRC Media's CompassLearning operating unit combined with a $1.2 million or 11.9% decrease at Weekly Reader not including AGS and World Almanac.

Net revenue for the first quarter of 2002 - excluding non-core business lines of hardware and Funk & Wagnalls Yearbooks decreased $2.0 million, or 4.2%, to $45.1 million from $47.1 million for the same period in 2001.

At CompassLearning, net revenue decreased $1.4 million, or 10.1%, to $12.5 million for the three-months ended March 31, 2002 from $13.9 million in 2001. This decrease was primarily due to (1) a decrease in software revenue of $1.2 million, or 17.4%, to $5.7 million from $6.9 million in 2001 primarily as a result of delayed Title 1 funding and post-September 11 state budget deficits, which contributed to additional spending delays, (2) a planned decrease in hardware revenue of $0.6 million, or 75.0%, to $0.2 million from $0.8 million in 2001 and (3) a decrease in service revenue from technical support of $0.1 million, or 2.7%, to $3.5 million from $3.6 million in 2001. The decrease was offset by an increase in professional development revenue of $0.6 million, or 24.0%, to $3.1 million from $2.5 million in 2001.

At AGS, net revenue increased 0.8% to $12.2 million for the three-months ended March 31, 2002 from $12.1 million for the same period in 2001. Curriculum sales increased $0.4 million, while assessment sales decreased $0.3 million.

At Weekly Reader, net sales decreased $1.2 million, or 11.5%, to $9.2 million for the three-months ended March 31, 2002 from $10.4 million, for the same period in 2001. This decrease is primarily attributable to (1) lower periodical revenue resulting from the planned restructuring of the shipping schedule and lower circulation, ($0.9) million; (2) and lower Lifetime Learning revenue, ($0.3) million caused in part from the media advertising recession in the marketplace.

At World Almanac Education Group, first quarter sales decreased by $0.3 million, or 2.3%, to $12.7 million from $13.0 million for the same period in 2001, primarily as a result of lower sales at WAE Library Services partially offset by higher sales at Gareth Stevens and Facts On File News Services (FOFNS). The lower sales at WAE Library Services are driven by lower sales from its Main catalogue. The higher sales at Gareth Stevens are mostly from its Telemarketing channel. The higher sales at FOFNS are due to higher revenue from Facts.com and Issues & Controversies On File. At FOFNS, the first quarter of 2002 revenue of $1.9 million was $0.2 million or 11.8% greater than the first quarter of 2001 driven by significant growth at the division's Internet news services. For the first quarter of 2002, revenue from World Almanac's FACTS.com, Today's Science On File @FACTS.com and Issues & Controversies@FACTS.com websites grew 46.7% compared to the same period in 2001.

Gross profit. For the three-months ended March 31, 2002, gross profit decreased by $1.9 million, or 5.4%, to $33.4 million from $35.3 million for the same period in 2001. This decrease was due to a decrease in revenue described above. WRC Media's gross profit as a percentage of sales slightly increased to 71.4% for the three-months ended March 31, 2002 from 71.3% for the same period in 2001.

Costs and expenses. For the three-months ended March 31, 2002, costs and expenses decreased by $2.1 million, or 7.4%, to $26.2 million from $28.3 million for the same period in 2001. This was primarily attributable to $1.5 million or 20.8% decrease in general and administrative expenses resulting from the realization of horizontal synergies recognized in the quarter ended March 31, 2002 caused by the continued consolidation and rationalization of WRC's operating units. In addition, research and development expenses decreased $0.9 million or 69.2% to $0.4 million for the three-months ended March 31, 2002 from $1.3 million for the same period in 2001.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the three-months ended March 31, 2002, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased by $0.2 million, or 2.9%, to $7.2 million from $7.0 million for the same period in 2001. This increase was primarily due to the $2.1 million lower operating costs and expenses described above partially offset by $1.9 million lower gross profit also described above.

Amortization of goodwill and intangible assets. For the three-months ended March 31, 2002, amortization of intangible assets decreased by $12.1 million, or 71.6%, to $4.8 million from $16.9 million for the same period in 2001. This decrease was partially due to a decrease in amortization of goodwill and intangibles with indefinite lives as a result of the Company's adoption SFAS No. 142, which promulgates that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. SFAS No. 142 is effective for the Company's fiscal year beginning January 1, 2002. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment as well. Goodwill recognized on or before June 30, 2001 has been assigned to various reporting units and will be tested for impairment during the first six months ending June 30, 2002, the period in which SFAS No. 142 is initially applied in its entirety. The reassessment of estimated useful lives of intangible assets was completed during the first quarter of 2002. As a result of the Company's adoption of SFAS No. 142, a portion of the intangible assets and goodwill recognized prior to December 31, 2001 is no longer being amortized effective January 1, 2002. The Company is in the process of performing the transitional goodwill impairment test, which it expects to complete during the second quarter of 2002, and will record any impairment charge, if necessary, as a cumulative effect of an accounting change as of January 1, 2002.

Income (Loss) from operations. For the three-months ended March 31, 2002, loss from operations decreased $12.3 million, or 124.2%, to income from operations of $2.4 million from a loss from operations of $9.9 million for the same period in 2001. This decrease was primarily due to lower amortization of goodwill and intangible assets of $12.1 million described above.

Interest expense, including amortization of deferred financing costs. For the three-months ended March 31, 2002, interest expense decreased by $1.3 million, or 15.1%, to $7.3 million from $8.6 million for the same period in 2001 and interest expense as a percentage of sales decreased to 15.6% from 17.4% for the same period in 2001. The decrease in interest expense was primarily attributable to lower interest rates charged on the Company's senior indebtedness. Interest expense for the three-months ended March 31, 2002 and 2001 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization and the acquisition of Lindy on May 9, 2001.

Loss on investments. For the three-months ended March 31, 2002, loss on investments increased $0.3 million to $0.3 million from $0.0 for the same period in 2001. This increase was primarily due to $0.3 million loss on investments recognized during the three-month period ended March 31, 2002 related to WRC Media's minority investment in ThinkBox, Inc. (see footnote 1 to financial statements).

Other, net. For the three-months ended March 31, 2002, other, net of $0.2 million was essentially flat compared to the same period in 2001. Other, net represents a management fee incurred from a shareholder.

Income tax provision. For the three-months ended March 31, 2002, provision for income taxes decreased by $0.1 million or 50.0% due to a lower income tax provision of $0.1 million compared to an income tax provision of $0.2 million for the same period in 2001.

Net loss. For the three-months ended March 31, 2002, net loss decreased by $13.4 million, or 70.9%, to $5.5 million from $18.9 million for the same period in 2001 primarily as a result of the reasons described above. Net loss as a percentage of net sales decreased to negative 11.7% for the three-months ended March 31, 2002 from negative 38.2% for the same period in 2001.

EBITDA (excluding ChildU and ThinkBox). For the three-months ended March 31, 2002, EBITDA increased $0.5 million or 6.6% to $8.1 million from $7.6 million for the same period in 2001. We have excluded the EBITDA loss of ChildU and WRC Media's investment in ThinkBox of $0.3 million and $0.3 million, respectively because these operations have been classified as unrestricted subsidiaries under the Company's Credit Agreement and as such, their operating results do not impact the Company's ability to pay interest, repay debt or make capital expenditures. ChildU's operations and WRC Media's investment in ThinkBox were entirely funded from the proceeds of the 18% Junior Participating Cumulative Convertible Preferred Stock.

Results of Operations for the three-months ended March 31, 2002 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.

                                                                                      Three Months Ended March 31
                                                                                 2001                           2002
                                                                      -----------------------------  ------------------------------
                                                                        Amount      % of Net Sales     Amount      % of Net Sales
                                                                      -----------   ---------------  ------------  ----------------
                                                                                         (Dollars in millions)
Sales, net                                                                $ 35.6            100.0%        $ 34.0            100.0%
Cost of goods sold                                                           9.0             25.3%           8.4             24.7%
                                                                      -----------   ---------------  ------------  ----------------
Gross profit                                                                26.6             74.7%          25.6             75.3%
Costs and expenses:
      Sales and marketing                                                    6.8             19.1%           7.2             21.2%
      Distribution, circulation and fulfillment                              3.4              9.6%           3.2              9.4%
      Editorial                                                              2.9              8.1%           2.8              8.2%
      General and administrative                                             5.3             14.9%           3.8             11.2%
      Depreciation                                                           0.5              1.4%           0.5              1.5%
                                                                      -----------   ---------------  ------------  ----------------
                                                                            18.9             53.1%          17.5             51.5%
                                                                      -----------   ---------------  ------------  ----------------
Income before amortization of goodwill and intangible assets,
  interest expense, income taxes and other, net                              7.7             21.6%           8.1             23.8%
Amortization of goodwill and intangible assets                               2.8              7.9%           2.2              6.4%
                                                                      -----------   ---------------  ------------  ----------------
Income from operations                                                       4.9             13.7%           5.9             17.4%
Interest Expense                                                            (8.3)           (23.3%)         (7.1)           (20.9%)
Other, net                                                                     -              0.0%             -              0.0%
                                                                      -----------   ---------------  ------------  ----------------
Loss before income tax provision                                            (3.4)            (9.6%)         (1.2)            (3.5%)
Income tax provision                                                           -              0.0%           0.1              0.3%
                                                                      -----------   ---------------  ------------  ----------------
Net loss                                                                  $ (3.4)            (9.6%)       $ (1.3)            (3.8%)
                                                                      ===========   ===============  ============  ================

      EBITDA(a)                                                            $ 8.2             23.0%         $ 8.6             25.3%
                                                                      ===========   ===============  ============  ================

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

Three-months ended March 31, 2002 Compared to Three-months ended March 31, 2001

Sales, net. For the three-months ended March 31, 2002, net sales decreased $1.6 million, or 4.5%, to $34.0 million from $35.6 million for the same period in 2001. This decrease in sales was primarily the result of a $1.2 million or 11.9% decrease at Weekly Reader not including AGS and World Almanac combined with a $0.3 million or 2.3% decrease at World Almanac. At Weekly Reader, not including AGS and World Almanac, sales of $9.2 million for the first quarter of 2002 were $1.2 million or 11.9% lower than the same period in 2001. This was primarily attributable to a $0.9 million lower circulation in the 2001-2002 school year and lower periodical revenue resulting from the planned restructuring of the shipping schedule; and $0.3 million lower corporate sponsored periodical revenue from Weekly Reader's subsidiary Lifetime Learning caused in part by the media advertising recession which began in 2001.

At World Almanac Education Group, first quarter 2002 sales decreased by $0.3 million, or 2.3%, to $12.7 million from $13.0 million for the same period in 2001, primarily as a result of lower sales at World Almanac's WAE Library Services division partially offset by continued strength of World Almanac's Facts On File News Services (FOFNS) division and slightly higher sales at it's Gareth Stevens division. The decline in sales at WAE Library Services is predominately related to a decline in sales in its main catalogue. At FOFNS, the first quarter of 2002 revenue of $1.9 million was $0.2 million or 11.8% greater than the first quarter of 2001 driven by continued growth at the division's Internet news services. For the first quarter of 2002, revenue from World Almanac's FACTS.com, Today's Science On File@FACTS.com and Issues & Controversies On File@FACTS.com websites grew an impressive 46.7% compared to the same period in 2001. In addition, sales of children's library books at World Almanac's Gareth Stevens division grew to $3.5 million in the first quarter of 2002, which represented a $0.2 million or 6.1% increase compared to the same period a year ago.

At AGS, net revenue increased 0.8% to $12.2 million for the three-months ended March 31, 2002 from $12.1 million for the same period in 2001. Curriculum sales increased $0.4 million, while assessment sales decreased $0.3 million.

Gross profit. For the three-months ended March 31, 2002, gross profit decreased by $1.0 million, or 3.8%, to $25.6 million from $26.6 million for the same period in 2001. The decrease in gross profit at Weekly Reader was primarily the result of (1) an increase in gross profit at American Guidance of $0.2 million, or 2.2%, to $9.1 million for the three-months ended March 31, 2002 from $8.9 million for the same period in 2001 primarily driven by a shift in sales mix;
(2) a decrease in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $0.9 million, or 10.3%, to $7.8 million for the three-months ended March 31, 2002 from $8.7 million for the same period in 2001 primarily related to the sales decrease mentioned above partially offset by lower paper costs; and (3) a decrease in gross profit at World Almanac of $0.2 million, or 2.2%, to $8.7 million for the three-months ended March 31, 2002 from $8.9 million for the same period in 2001 primarily driven by the decreased sales described above. Gross profit as a percentage of sales increased to 75.3% for the three-months ended March 31, 2002 from 74.7% for the same period in 2001.

Costs and expenses. For the three-months ended March 31, 2002, costs and expenses decreased by $1.4 million, or 7.4%, to $17.5 million from $18.9 million for the same period in 2001 primarily due to a decrease in general and administrative expenses of $1.5 million. In the first quarter of 2002 the Company reduced its fixed costs by consolidating administrative functions at the Group level. Costs and expenses as a percentage of sales decreased to 51.5% for the three-months ended March 31, 2002 from 53.1% for the same period in 2001.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the three-months ended March 31, 2002, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased by $0.4 million, or 5.2%, to $8.1 million from $7.7 million for the same period in 2001 and, as a percentage of sales, increased to 23.8% from 21.6% for the same period in 2001. This increase was primarily due to the factors described above.

Amortization of goodwill and intangible assets. For the three-months ended March 31, 2002, amortization of goodwill and intangible assets decreased by $0.6 million, or 21.4%, to $2.2 million from $2.8 million for the same period in 2001. This decrease was partially due to a decrease in amortization of goodwill and intangible assets with indefinite lives related to the Company's adoption SFAS No. 142, which promulgates that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. SFAS No. 142 is effective for the Company's fiscal year beginning January 1, 2002. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment as well. Goodwill recognized on or before June 30, 2001 has been assigned to various reporting units. The reassessment of the estimated useful lives of intangible assets was completed during the first quarter of 2002 and the assignment of goodwill and intangible assets to reporting units. The completion of the first step of the transitional goodwill impairment tests will be completed during the first six months of 2002, the period in which SFAS No. 142 is initially applied in its entirety. A portion of the intangible assets and goodwill recognized prior to December 31, 2001 is no longer being amortized effective January 1, 2002. The Company is in the process of performing the transitional goodwill impairment test, which it expects to complete during the second quarter of 2002, and will record any impairment charge, if necessary, as a cumulative effect of an accounting change as of January 1, 2002.

Income from operations. For the three-months ended March 31, 2002, income from operations increased by $1.0 million, or 20.4%, to $5.9 million from $4.9 million for the same period in 2001 and, income from operations as a percentage of sales improved to 17.4% from 13.7% for the same period in 2001. This increase was primarily due to the factors described above.

Interest expense. For the three-months ended March 31, 2002, interest expense decreased by $1.2 million, or 14.5%, to $7.1 million from $8.3 million for the same period in 2001 and interest expense as a percentage of sales decreased to 20.9% from 23.3% for the same period in 2001. The interest expense for the three-months ended March 31, 2002 and 2001 relates to debt associated with the Acquisition and Recapitalization, and the acquisition of Lindy on May 9, 2001. Since Weekly Reader is jointly and severally liable for that debt, the interest expense related to that debt is reflected in the financial statements of Weekly Reader.

Income tax provision (benefit). For the three-months ended March 31, 2002, provision for income taxes increased by $0.1 million to $0.1 million from $0.0 million for the same period in 2001.

Net Loss. For the three-months ended March 31, 2002, net loss decreased by $2.1 million, or 61.8%, to $1.3 million from $3.4 million for the same period in 2001. Net loss as a percentage of net sales decreased to 3.8% for the three-months ended March 31, 2002 from 9.6% for the same period in 2001. This decrease was primarily due to the factors described above.

EBITDA. For the three-months ended March 31, 2002, EBITDA increased $0.4 million, or 4.9%, to $8.6 million from $8.2 million for the same period in 2001. This increase is primarily attributable to $1.4 million in lower costs and expenses as described above for the three-months ended March 31, 2002 compared to the same period in 2001 partially offset by $1.0 million of lower gross profit due in part from a change in sales mix and lower overall sales.

Liquidity and Capital Resources

WRC Media's sources of cash are its (i) operating subsidiaries, Weekly Reader Corporation and CompassLearning, Inc. (ii) a $30.0 million revolving credit facility and (iii) equity placements. As of March 31, 2002, $7.0 million of the revolving credit facility has been drawn. Additionally, a stand-by letter of credit in the amount of $2.0 million is outstanding in connection with a real estate lease. While this letter of credit is in effect, it reduces available borrowing under the revolving credit facility by $2.0 million. These sources of cash are considered adequate for the Company's needs for the foreseeable future. In May 2001 the Company issued $13.75 million of its 18% Junior Participating Cumulative Convertible Preferred Stock, due in 2011 with a liquidation preference of $40.00 per share to finance in part the ChildU acquisition and investment in ThinkBox.

For the January through June time period, WRC Media and its subsidiaries usually experience negative cash flow due to the seasonality of its business. As a result of this business cycle, borrowings usually increase during the period January through June, and borrowings generally will be at its lowest point in fourth quarter. WRC Media's cash and cash equivalents was approximately $7.0 million at March 31, 2002. Included in cash is approximately $2.0 million of restricted monies which represent the remaining proceeds from the issuance of $13.7 million 18% Junior Cumulative Convertible Preferred Stock on May 9, 2001 used to purchase and fund ChildU and its minority investment in ThinkBox. The $2.0 million in funds cannot be commingled with WRC Media's cash from operations or borrowings under its revolving credit facility. Similarly, the Company cannot use cash from operations or borrowings under its revolving credit facility to fund ChildU's operation or WRC Media's investment in ThinkBox.

WRC Media and its subsidiaries' principal uses of cash are for debt service, capital expenditures, working capital and acquisitions. For the three-months ended March 31, 2002, WRC Media and its subsidiaries' operations used approximately $5.4 million in cash in operating activities.

For the three-months ended March 31, 2002, WRC Media and its subsidiaries' investing activities included: investment in software development of approximately $1.4 million and capital expenditures of approximately $0.5 million. Weekly Reader's capital expenditures, which consisted primarily of expenditures for property and equipment, were $0.3 million for the three-months ended for March 31, 2002. CompassLearning's capital expenditures, which consisted primarily of purchases of computer equipment, were $0.2 million for the three-months ended March 31, 2002.

WRC Media and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the three-months ended March 31, 2002, financing activities provided cash of $5.2 million, which primarily resulted from borrowings of $7.0 million under the revolving credit facility and a repayment of $1.4 million of the senior secured term loans.

Working Capital

As of March 31, 2002, WRC Media and its subsidiaries had a working capital deficit of approximately $24.0 million, which includes $13.3 million of deferred revenue for Weekly Reader as of March 31, 2002 related to 2001-2002 school year subscriptions. Weekly Reader subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription. There are no unusual registrant or industry practices or requirements relating to working capital items.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances and the recoverability of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, which would effect our reported results from operations. We believe the following is a description of the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Allowances for doubtful accounts are estimated losses resulting from our customers' failure to make required payments. The Company continually monitors collections from customers and provides a provision for estimated credit losses. The Company aggressively pursues collection efforts on these overdue accounts and upon collection reverses the write-off in future periods. If future payments by our customers were to differ from our estimates, we may need to increase or decrease our allowances for doubtful accounts.

Reserves for sales returns and allowances are primarily related to our printed publications. The Company estimates and maintains these reserves based primarily on its distributors' historical return practices and our actual return experience. If actual sales returns and allowances differ from the estimated return and allowance rates used, we may need to increase or decrease our reserve for sales returns and allowances.

The Company periodically evaluates the recoverability of our long-lived assets, including property and equipment, and finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or in connection with its annual financial review process. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of the asset determined by these evaluations is less than its carrying amount, an impairment is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge to the carrying value of the asset, in the future.

Seasonality

Operating results have varied and are expected to continue to vary from quarter to quarter as a result of seasonal patterns. Weekly Reader and CompassLearning's sales are significantly affected by the school year. Weekly Reader's sales in the third, and to a lesser extent the fourth, quarters are generally the strongest as products are shipped for delivery during the school year. CompassLearning's sales are generally strongest in the second quarter, and to a lesser extent the fourth quarter. CompassLearning's sales are strong in the second quarter generally because schools frequently combine funds from two budget years, which typically end on June 30 of each year, to make significant purchases, such as purchases of CompassLearning's electronic courseware, and because by purchasing in the second quarter, schools are able to have the software products purchased installed over the summer and ready to train teachers when they return from summer vacation. CompassLearning's fourth quarter sales are strong as a result of sales patterns driven in part by its commissioned sales force seeking to meet year-end sales goals as well as by schools purchasing software to be installed in time for teachers to be trained prior to the end of the school year in June.

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

WRC is subject to market risk exposure related to changes in interest rates on the $138.4 million (as of March 31, 2002) senior secured term loans under the senior credit facilities. Interest on borrowings under the senior credit facilities will bear interest at a rate per annum equal to:

        (1) For the revolving credit facility maturing in three years and the $24.0 million senior secured term loan A facility maturing in three years, the LIBO rate as defined in the credit agreement plus 3.375% or the alternate base rate as defined in the credit agreement plus 2.375% subject to performance-based step downs; and

        (2) For the $97.5 million senior secured term loan B facility maturing in four years, the LIBO rate plus 4.00% or the alternate base rate plus 3.00%.

        (3) For the $9.9 million senior secured new term A loan facility maturing in four years, the LIBO rate plus 4.00% or the alternate base rate plus 3.00%

The senior credit facilities require WRC to obtain interest rate protection for at least 50% of the senior secured term loans for the duration of the senior credit facilities. On November 15, 2001, we entered into an arrangement with a notional value of $67.1 million, which terminates on November 15, 2002 and requires us to pay a floating rate of interest based on the three-month LIBO rate as defined in that arrangement with a cap rate of 3.0%.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On February 25, 2002, registrant reported, on Form 8-K, the results for the fiscal year ended December 31, 2001.

On February 26, 2002, registrant reported, on Form 8-K, a statement issued by the President of registrant.

On May 1, 2002, WRC Media Inc. reported on Form 8-K, a change in registrant's certifying accountant.

On May 1, 2002, Weekly Reader Corporation reported on Form 8-K, a change in registrant's certifying accountant.

On May 10, 2002, registrant reported, on Form 8-K, the results for the fiscal quarter ended March 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



/s/ Martin E. Kenney, Jr.                                                       Date:   5/15/02
-----------------------------------------------------                                ------------------------------
Martin E. Kenney, Jr.
Director: WRC Media, Weekly Reader and CompassLearning;
Chief Executive Officer: WRC Media and CompassLearning;
President: CompassLearning; and Executive Vice President,
Weekly Reader


/s/ Richard Nota                                                                Date:   5/15/02
-----------------------------------------------------                                ------------------------------
Richard Nota
Vice President, Finance: WRC Media