Form 10-Q
period 2002-06-30
WRC MEDIA INC
filed 2002-08-13
CIK 1102329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002                                      Commission File No.
  WRC MEDIA INC.                                                    WEEKLY READER CORPORATION
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

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         X      Yes                 | |  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


------------------------------------------------------------------------------------------
              TITLE OF CLASS                |   NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------------------------------------------------------
12 3/4% Senior Subordinated Notes due 2009  |        OVER-THE-COUNTER MARKET
------------------------------------------------------------------------------------------

PART 1.
ITEM 1.  FINANCIAL STATEMENTS

                         WRC MEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                                    December 31,          June 30,
                                                                                                        2001                 2002
                                                                                                     ---------           ----------
                                                                                                                         (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                                       $   8,919            $   4,834
     Accounts receivable, net                                                                           43,658               44,354
     Inventories, net                                                                                   15,026               14,026
     Prepaid expenses                                                                                    3,468                4,244
     Other current assets                                                                               13,891                8,719
                                                                                                     ---------            ---------
       Total current assets                                                                             84,962               76,177

Property and equipment, net                                                                              9,215                7,757
Purchased software, net                                                                                  2,851                4,185
Goodwill, net                                                                                          234,982              168,022
Deferred financing costs, net                                                                            6,645                6,081
Identified intangible assets, net                                                                      136,406              129,065
Other assets and investments                                                                             3,801                3,138
                                                                                                     ---------            ---------
       Total Assets                                                                                  $ 478,862            $ 394,425
                                                                                                     =========            =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable                                                                                $  18,180            $  15,743
     Accrued payroll, commissions and benefits                                                          11,305                8,287
     Current portion of deferred revenue                                                                39,070               42,639
     Other accrued liabilities                                                                          33,996               22,499
     Current portion of long-term debt                                                                   6,171                6,946
                                                                                                     ---------            ---------
       Total current liabilities                                                                       108,722               96,114
Deferred revenue, net of current portion                                                                 2,040                1,361
Deferred tax liability                                                                                    --                  6,000
Due to related party                                                                                     2,160                2,160
Long-term debt                                                                                         273,544              285,068
                                                                                                     ---------            ---------
       Total liabilities                                                                               386,466              390,703

Commitments and contingencies
15% Series B preferred stock subject to redemption,
Including accrued dividends and accretion of warrant value
(Liquidation preference of $75,000 plus accrued dividends)                                              92,760              101,062
                                                                                                     ---------            ---------
Warrants on preferred stock                                                                             11,751               11,751
                                                                                                     ---------            ---------
Common stock subject to redemption                                                                       1,180                  965
                                                                                                     ---------            ---------
Stockholders' deficiency:
     Common stock, ($.01 par value, 20,000,000 shares authorized;
     and 7,022,385 shares outstanding)                                                                      70                   70
     Preferred stock, ($.01 par value, 750,000 shares authorized,
     385,325 and 420,800 outstanding, respectively)                                                     15,413               16,832
     Additional paid-in capital                                                                        132,562              132,464
     Accumulated comprehensive income                                                                     (316)                (316)
     Accumulated deficit                                                                              (161,024)            (259,106)
                                                                                                     ---------            ---------
       Total stockholders' deficiency                                                                  (13,295)            (110,056)
                                                                                                     ---------            ---------
       Total liabilities and stockholders' deficiency                                                $ 478,862            $ 394,425
                                                                                                     =========            =========

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30
                                   (Unaudited)
                             (Dollars in thousands)

                `                                                                                       2001                 2002
                                                                                                     ---------            ---------
Sales, net                                                                                           $  51,403            $  43,939

Cost of goods sold                                                                                      14,554               12,781
                                                                                                     ---------            ---------
Gross profit                                                                                            36,849               31,158
Costs and expenses:
     Sales and marketing                                                                                12,393               11,593
     Research and development                                                                            1,160                  560
     Distribution, circulation and fulfillment                                                           2,381                2,826
     Editorial                                                                                           2,714                2,063
     General and administrative                                                                          6,016                4,831
     Depreciation                                                                                          824                  809
                                                                                                     ---------            ---------
                                                                                                        25,488               22,682
                                                                                                     ---------            ---------
Income before amortization of goodwill and intangible assets                                            11,361                8,476
     Amortization of goodwill and intangible assets                                                     17,230                4,827
                                                                                                     ---------            ---------
Income (loss) from operations                                                                           (5,869)               3,649

Interest expense, including amortization
of deferred financing costs                                                                             (8,642)              (7,473)
Loss on investments                                                                                       (129)                (884)
Other, net                                                                                                (138)                 (57)
                                                                                                     ---------            ---------
Loss before income tax provision                                                                       (14,778)              (4,765)
Income tax provision                                                                                        46                  544
                                                                                                     ---------            ---------
Net loss                                                                                             $ (14,824)           $  (5,309)
                                                                                                     =========            =========

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                        2001                 2002
                                                                                                     ---------            ---------
Sales, net                                                                                           $ 100,894            $  90,726
Cost of goods sold                                                                                      28,773               26,155
                                                                                                     ---------            ---------
Gross profit                                                                                            72,121               64,571
Costs and expenses:
     Sales and marketing                                                                                25,127               24,942
     Research and development                                                                            2,450                  956
     Distribution, circulation and fulfillment                                                           5,740                5,997
     Editorial                                                                                           5,606                4,870
     General and administrative                                                                         13,248               10,494
     Depreciation                                                                                        1,606                1,591
                                                                                                     ---------            ---------
                                                                                                        53,777               48,850
                                                                                                     ---------            ---------
Income before amortization of goodwill and intangible assets                                            18,344               15,721
     Amortization of goodwill and intangible assets                                                     34,083                9,654
                                                                                                     ---------            ---------
Income (loss) from operations                                                                          (15,739)               6,067
Interest expense, including amortization
of deferred financing costs                                                                            (17,287)             (14,804)
Loss on investments                                                                                       (129)              (1,137)
Other, net                                                                                                (342)                (282)
                                                                                                     ---------            ---------
Loss before income tax provision                                                                       (33,497)             (10,156)
Income tax provision                                                                                       280                6,183
                                                                                                     ---------            ---------
Net loss before cumulative effect of change
   in accounting principle                                                                             (33,777)             (16,339)
Cumulative effect of change in accounting principle                                                       --                (72,022)
                                                                                                     ---------            ---------
Net loss                                                                                             $ (33,777)           $ (88,361)
                                                                                                     =========            =========

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)
                             (dollars in thousands)

                                                                                                        2001                 2002
                                                                                                     ---------            ---------
Cash flows from operating activities:

Net loss                                                                                             $ (33,777)           $ (88,361)

Adjustments to reconcile net loss to net cash
used in operating activities:
     Cumulative effect of accounting change                                                               --                 72,022
     Deferred income taxes                                                                                --                  6,000
     Depreciation and amortization                                                                      35,689               11,245
     Loss on investments                                                                                   129                1,137
     Unrealized gain from hedging transactions                                                            --                   (207)
     Loss on disposition of property and equipment                                                           3                   43
     Interest expense-accretion of discounts                                                               166                  191
     Amortization of deferred financing fees                                                               603                  563
Changes in assets and liabilities:
     (Increase) in accounts receivable                                                                 (13,579)                (696)
     Decrease in inventories                                                                             1,293                1,000
     Decrease in prepaid expenses and other assets                                                       1,940                4,396
     (Increase) in goodwill and other intangibles                                                       (5,575)              (2,308)
     Decrease (increase) in other noncurrent assets                                                          3               (4,926)
     (Decrease) in accounts payable                                                                     (6,686)              (2,437)
     Increase in deferred revenue                                                                        7,977                3,409
     (Decrease) in accrued liabilities                                                                  (5,730)             (14,515)
                                                                                                     ---------            ---------
Net cash used in operating activities                                                                  (17,544)             (13,444)
                                                                                                     ---------            ---------

Cash flows from investing activities:
Purchase of acquired business                                                                          (18,286)                --
Capital expenditures                                                                                    (2,476)                (752)
Software development costs                                                                                --                 (2,263)
Proceeds from disposition of property & equipment                                                         --                    578
Investments                                                                                             (1,621)                --
                                                                                                     ---------            ---------
Net cash used in investing activities                                                                  (22,383)              (2,437)
                                                                                                     ---------            ---------
Cash flows from financing activities:
Net proceeds from revolving line of credit                                                              17,000               15,000
Repayment of senior bank debt                                                                           (2,083)              (2,891)
Proceeds from term loans                                                                                10,000                 --
Proceeds from issuance of preferred stock                                                               13,750                 --
Proceeds from issuance of common stock                                                                   6,500                  150
Purchase of common stock subject to redemption                                                             (10)                (463)
                                                                                                     ---------            ---------
Net cash provided by financing activities                                                               45,157               11,796
                                                                                                     ---------            ---------
Decrease in cash and cash equivalents                                                                    5,230               (4,085)
Cash and cash equivalents, beginning of period                                                           2,968                8,919
                                                                                                     ---------            ---------
Cash and cash equivalents, end of period                                                             $   8,198            $   4,834
                                                                                                     =========            =========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                             $  16,085            $  13,982
                                                                                                     =========            =========
Cash paid during the period for income taxes                                                         $     197            $     199
                                                                                                     =========            =========
Preferred stock dividends accrued                                                                    $   7,128            $   9,256
                                                                                                     =========            =========
Accretion of preferred stock                                                                         $     458            $     464
                                                                                                     =========            =========

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying condensed consolidated financial statements include the accounts of WRC Media, Inc. ("WRC Media") and its subsidiaries - Weekly Reader Corporation, CompassLearning, Inc. and ChildU, Inc. The term "Company" refers to WRC Media and its subsidiaries. Separate financial statements for CompassLearning, Inc. are not presented and it is not filing a separate report under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

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

On May 18, 2001 WRC Media made a strategic investment in ThinkBox Inc., a leading creator of Internet-delivered education programs for the school and home markets. Key elements of the broad partnership include an investment by WRC Media in ThinkBox(TM), WRC Media's acquisition of distribution rights for ThinkBox(TM) programs to schools, and the licensing to ThinkBox(TM) of the Weekly Reader(R) brand names and content for use in its programs. This investment is accounted for under the equity method of accounting. For the six-months ended June 30, 2002, WRC Media has recorded a $1.1 million loss on this investment. The investment of ThinkBox is currently valued at $1.9 million and is included in Other assets and investments on the balance sheet at June 30, 2002.

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year amounts in order to conform to the current year's presentation.

These condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 2001. The operating results for the six-month periods ended June 30, 2001 and 2002 are not necessarily indicative of the results that may be expected for a full year.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, SFAS No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interest method. The adoption of SFAS No. 141 did not have a material effect on the Company's results of operations or financial position. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment as well. Goodwill recognized on or before June 30, 2001 has been assigned to various reporting units and has been tested for impairment during the six months ending June 30, 2002, the period in which SFAS No. 142 is initially applied in its entirety. On January 1, 2002, the Company adopted SFAS No. 142 for its goodwill and identifiable intangible assets. Upon adoption, the Company ceased the amortization of goodwill and other indefinite lived intangible assets, which consist of trademarks. As required by this statement, the Company reviewed its indefinite lived intangibles (trademarks) for impairment as of January 1, 2002. The effect on the results of operations for the comparative period ended June 30, 2001 had the Company adopted this accounting change on January 1, 2001 would have resulted in reducing the Company's amortization expense and pre-tax losses approximately $5,370 for the six-months ended June 30, 2002.

The Company performed the transitional impairment tests on its goodwill and indefinite lived intangibles in the second quarter ended June 30, 2002. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of," utilized an undiscounted cash flow approach for the impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Company has five reporting units with goodwill. Goodwill was tested for impairment at the reporting unit level. As a result, the Company recorded a transitional goodwill and indefinite lived intangible asset impairment charge of $72,022 at American Guidance Service, Inc. a subsidiary of Weekly Reader Corporation. This charge is reported as a cumulative effect of accounting change, as of January 1, 2002, in the Condensed Consolidated Statements of Operations. The Company is required to perform impairment tests on an annual basis, or between yearly tests under certain circumstances for goodwill and indefinite lived intangibles. There can be no assurance that future impairment tests will not result in a charge to earnings.

The Company also recorded non-cash deferred income tax expense of approximately $5,000 on January 1, 2002 and $1,000 during the six months ended June 30, 2002, related to the adoption of SFAS 142. The non-cash charge of $5,000 on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with the Company's net operating losses. Historically, the Company did not need a valuation allowance for the portion of their net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the reversal of this liability is indefinite and can no longer be offset by the Company's net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company continues to amortize these assets for tax purposes. As a result, the Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, the Company also recorded an additional $1,000 to increase the valuation allowance for the six months ended June 30, 2002. The Company expects that it will record an additional $1,000 to increase the valuation allowance during the remaining six months of 2002.

The following information represents pro forma net loss assuming the adoption of SFAS 142 on January 1, 2001:


                                                        For the Six Months Ended
                                                       -------------------------
                                                           June 30,    June 30,
(in thousands)                                               2001        2002
--------------------------------------------------------------------------------
Reported Net Loss                                          $(33,777)   $(88,361)
 Addback:
  Goodwill Amortization                                       4,764        --
  Amortization of Trademarks                                    606        --
  Cumulative effect of a change in accounting principle        --        72,022
  Deferred provision for income taxes                          --         6,000
                                                           --------    --------
                                                           $(28,407)   $(10,339)
                                                           ========    ========

The Company adopted the provisions of SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by Statements of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues," as of January 1, 2001. The Company believes that it has properly identified all derivative instruments and any embedded derivative instruments that require bifurcation. The Company's hedging activities, if any, are in accordance with its documented and approved hedging and risk management policies. Specifically, we have appropriately designated all hedging instruments as either fair value or cash flow hedges, or hedges of a net investment in a foreign operation. We believe the timing, nature, and amounts of all forecasted transactions are probable of occurring. The fair values of all derivatives, embedded derivatives that have been bifurcated, and hedged items have been determined based on prevailing market prices or by using financial models that we believe are the appropriate models for valuing such instruments and that incorporate market data and other assumptions that we have determined to be reasonable and appropriate at June 30, 2002. For the six-months ended June 30, 2002, WRC Media has recorded an unrealized gain of $0.2 million related to its interest rate swap, which is being marked to market under SFAS 133. This gain is reflected in Other, net in the consolidated statement of operations.

Debt

As of June 30, 2002, there were $15 million in outstanding advances under the Company's $30 million revolving credit facility. In addition, there is an annually renewable stand-by letter of credit in the amount of $2 million in connection with a real estate lease entered into by the Company. While this letter of credit is in effect, the Company's available borrowing under the revolving credit facility is reduced by $2 million.

Inventories

Inventories are comprised of the following:


                                                 December 31,   June 30,
                                                     2001        2002
                                                   --------    --------
     Finished goods                                $ 17,588    $ 16,739
     Raw materials                                      211         300
     Less - allowance for obsolescence               (2,773)     (3,013)
                                                   $ 15,026    $ 14,026
                                                   ========    ========

Intangibles

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill and indefinite-lived intangible assets as of June 30, 2002 and December 31, 2001 are as follows:

                            ---------------------------------------- ----------------------------------------
                                       December 31, 2001                         June 30, 2002
                            ---------------------------------------- ----------------------------------------
                                          Accumulated                              Accumulated
                               Gross      Amortization       Net        Gross      Amortization      Net
                            -----------  --------------  ----------- ------------  ------------  ------------
Customer Lists              $    62,911  $      (15,210) $    47,701 $     62,911  $    (18,335) $     44,576
Copyrights                       21,053          (4,537)      16,516       21,053        (6,338)       14,715
Product Titles                   13,475          (8,192)       5,283       13,475        (9,429)        4,046
Pre-publication costs            18,903          (5,082)      13,821       23,562        (6,672)       16,890
Trade name                        3,520          (2,169)       1,351        3,520        (2,609)          911
Workforce in place                2,980          (2,449)         531        2,980        (2,945)           35
Direct response advertising       8,085          (4,992)       3,093        7,101        (1,700)        5,401
Non-compete agreements           77,334         (77,334)           -       77,334       (77,334)            -
Databases                           560            (471)          89          560          (509)           51
Other                             1,199            (390)         809          680          (390)          290
                            -----------  --------------  ----------- ------------  ------------  ------------
   Total:                   $   210,020  $     (120,826) $    89,194 $    213,176  $   (126,261) $     86,915
                            ===========  ==============  =========== ============  ============  ============

For intangible assets other than goodwill not subject to amortization, the total carrying amount is $42,150 at June 30, 2002.

The estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the year ended December 31,
------------------------------------------
2002 .............................    $ 20,186
2003 .............................    $ 14,965
2004 .............................    $ 11,294
2005 .............................    $  8,895
2006 .............................    $  6,413


Notes Offering and Guarantor and Non-Guarantor Financial Information

In connection with the recapitalization and purchase of Weekly Reader during November 1999, the Company, Weekly Reader and Compass as co-issuers completed an offering of $152.0 million 12 3/4% Senior Subordinated Notes due 2009 (the "Old Notes"). In June 1999, the Old Notes were exchanged in full for $152.0 million of new 12 3/4% Senior Subordinated Notes due 2009 (the "Notes"), which have terms that are substantially identical to the Old Notes except that the Notes were registered with the SEC. Interest on the Notes is payable semi-annually, on May 15 and November 15 of each year. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of the Company, including CompassLearning, Inc., a 100% wholly owned subsidiary and Weekly Reader Corporation, a non-wholly owned subsidiary of the Company (collectively, the "Subsidiary Guarantors").

The following tables present condensed consolidating financial information for the six months ended June 30, 2001 and 2002 for: (1) the Company on a standalone basis, (2) Weekly Reader Corporation, a non-wholly owned subsidiary, (3) CompassLearning, Inc., a wholly owned subsidiary on a standalone basis, (4) the non-guarantor subsidiary of the Company (ChildU, Inc.), and (5) the Company on a consolidated basis.

Separate financial statements for CompassLearning, Inc. are not presented and it is not filing a separate report under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

                GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
                                FOOTNOTE SUPPORT
                             (dollars in thousands)


                                                      (Phoenix)                              (ChildU)

                                                                   Subsidiary Guarantors
                                                                   ----------------------
                                                                    Weekly      Compass      Non-                      WRC
                                                                    Reader      Learning     Guarantor                 Media Inc.
                                                    WRC Media Inc. Corporation  Inc.         Subsidiaries Elimination  Consolidated
                                                      ---------    ---------    ---------    ---------    ---------    ---------
                                                                              (In thousands)
Balance Sheet as of June 30, 2002
Current assets                                         $   9,718    $ 119,476    $  24,282   $     764    $ (78,063)   $  76,177
Property and equipment, net                                 --          6,515          979         263            0        7,757
Goodwill and other intangible assets, net                174,399       78,544       32,510      15,819            0      301,272
Other assets                                             107,151       17,984        2,803        --       (118,719)       9,219
                                                       ---------    ---------    ---------   ---------    ---------    ---------
Total assets                                           $ 291,268    $ 222,519    $  60,574   $  16,846    $(196,782)   $ 394,425
                                                       =========    =========    =========   =========    =========    =========

Current liabilities:                                   $  78,016    $  61,784    $  24,290   $  10,078    $ (78,054)   $  96,114
Long-term debt, less current portion                     147,068      115,137       22,863        --                     285,068
Other liabilities                                         11,751        6,000        3,521        --                      21,272
Warrants on preferred stock                                 --          9,133        2,618        --           --         11,751
Common stock subject to redemption                           965         --           --          --           --            965
Redeemable preferred stock, plus accrued dividends       101,062       75,000         --          --        (75,000)     101,062
Stockholders equity (deficit):                           (47,594)    (163,941)       7,282       6,768       87,429     (110,056)
Interdivisional equity                                      --        119,406         --                   (131,157)     (11,751)
                                                       ---------    ---------    ---------   ---------    ---------    ---------
Total liabilities and stockholders equity (deficit)    $ 291,268    $ 222,519    $  60,574   $  16,846    $(196,782)   $ 394,425
                                                       =========    =========    =========   =========    =========    =========


                                                                   Subsidiary Guarantors
                                                                   ----------------------
                                                                    Weekly      Compass      Non-                      WRC
                                                                    Reader      Learning     Guarantor                 Media Inc.
                                                    WRC Media Inc. Corporation  Inc.         Subsidiaries Elimination  Consolidated
                                                      ---------    ---------    ---------    ---------    ---------    ---------
                                                                              (In thousands)
Statement of operations for six months
ended June 30, 2002

Revenue                                               $    --      $  64,732    $  25,265    $     729    $    --      $  90,726
Operating expenses                                        2,088       54,585       25,889        2,097         --         84,659
Interest expense, net                                    10,345       14,321            9            1       (9,872)      14,804
Other (income) expense                                    1,641         (228)           6         --           --          1,419
Provision for income taxes                                   30        6,117           36         --           --          6,183
Cumulative effect of accounting change                     --         72,022         --           --           --         72,022
                                                      ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss)                                     $ (14,104)   $ (82,085)   $    (675)   $  (1,369)   $   9,872    $ (88,361)
                                                      =========    =========    =========    =========    =========    =========

Cash flow for six months
ended June 30, 2002

Cash flow provided by (used in) operations            $ (13,786)   $ (10,045)   $   2,981    $  (2,280)   $   9,686    $ (13,444)
Cash flow provided by (used in) investing activities       --             51       (1,574)        (914)        --         (2,437)
Cash flow provided by (used in) financing activities     12,850        6,903       (1,398)       3,127       (9,686)      11,796
Cash at beginning of period                               2,643        5,690          395          191         --          8,919
                                                      ---------    ---------    ---------    ---------    ---------    ---------
Cash at end of period                                 $   1,707    $   2,599    $     404    $     124    $    --      $   4,834
                                                      =========    =========    =========    =========    =========    =========

Statement of operations for six months
ended June 30, 2001

Revenue                                               $    --      $  66,291    $  34,529    $      74    $    --      $ 100,894
Operating expenses                                       23,077       58,168       34,637          751         --        116,633
Interest expense, net                                    10,429       16,717       16,684         --        (26,543)      17,287
Other (income) expense                                      590         (119)        --           --           --            471
Provision for income taxes                                  169          109            2         --           --            280
                                                      ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss)                                     $ (34,265)   $  (8,584)   $ (16,794)   $    (677)   $  26,543    $ (33,777)
                                                      =========    =========    =========    =========    =========    =========

Cash flow for six months
ended June 30, 2001

Cash flow provided by (used in) operations            $ (12,143)   $ (10,766)   $ (19,594)   $  (1,253)   $  26,212    $ (17,544)
Cash flow provided by (used in) investing activities    (12,986)      (9,437)         (81)         121         --        (22,383)
Cash flow provided by (used in) financing activities     31,003       19,325       19,796        1,245      (26,212)      45,157
Cash at beginning of period                                --          2,914           54         --           --          2,968
                                                      ---------    ---------    ---------    ---------    ---------    ---------
Cash at end of period                                 $   5,874    $   2,036    $     175    $     113    $    --      $   8,198
                                                      =========    =========    =========    =========    =========    =========

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                                    December 31,          June 30,
                                                                                                        2001                 2002
                                                                                                     ---------            ---------
                                                                                                                         (Unaudited)
ASSETS
Current Assets:
Cash                                                                                                 $   5,691            $   2,599
     Accounts receivable, net                                                                           24,818               32,593
     Inventories, net                                                                                   13,718               12,415
     Due from related party, net                                                                         2,858                7,967
     Prepaid expenses                                                                                    2,702                3,199
     Other current assets                                                                               13,891                8,719
                                                                                                     ---------            ---------
       Total current assets                                                                             63,678               67,492

Property and equipment, net                                                                              7,541                6,515
Goodwill, net                                                                                          101,978               35,018
Deferred financing costs, net                                                                              873                  782
Identified intangible assets, net                                                                       46,023               43,526
Other assets                                                                                               737                1,026
                                                                                                     ---------            ---------
       Total Assets                                                                                  $ 220,830            $ 154,359
                                                                                                     =========            =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable                                                                                $  15,855            $  13,872
     Deferred revenue                                                                                   18,398               25,906
     Accrued expenses and other                                                                         26,664               18,548
     Current portion of long-term debt                                                                   6,171                6,946
                                                                                                     ---------            ---------
       Total current liabilities                                                                        67,088               65,272

Deferred tax liability                                                                                    --                  6,000
Long-term debt                                                                                         273,544              285,068

Commitments and contingencies
Redeemable preferred stock, plus accrued dividends (Liquidation                                        102,573              110,410
preference of $75,000 plus accrued dividends)

Stockholders' deficiency:
     Common stock, ($.01 par value, 20,000,000 shares authorized;
     2,830,000 shares issued & outstanding)                                                                 28                   28
     Additional paid-in capital                                                                          9,133                9,133
     Due from parent                                                                                   (67,738)             (67,831)
     Accumulated comprehensive income                                                                     (316)                (316)
     Accumulated deficit                                                                              (163,482)            (253,405)
                                                                                                     ---------            ---------
       Total stockholders' deficiency                                                                 (222,375)            (312,391)
                                                                                                     ---------            ---------
       Total liabilities and stockholders' deficiency                                                $ 220,830            $ 154,359
                                                                                                     =========            =========

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                       2001                  2002
                                                                                                     --------              --------
Sales, net                                                                                           $ 30,709              $ 30,724
Cost of goods sold                                                                                      8,988                 8,651
                                                                                                     --------              --------
Gross profit                                                                                           21,721                22,073

Costs and expenses:
     Marketing and selling                                                                              5,625                 6,267
     Distribution, circulation and fulfillment                                                          2,381                 2,826
     Editorial                                                                                          2,714                 2,063
     General and administrative                                                                         4,218                 4,024
     Depreciation                                                                                         515                   467
                                                                                                     --------              --------
                                                                                                       15,453                15,647
                                                                                                     --------              --------
Income before amortization of goodwill and intangible assets                                            6,268                 6,426
     Amortization of goodwill and intangible assets                                                     3,090                 2,199
                                                                                                     --------              --------
Income from operations                                                                                  3,178                 4,227
Other income (expense) :
Interest expense                                                                                       (8,356)               (7,230)
Other, net                                                                                                 85                   217
                                                                                                     --------              --------
Loss before income tax provision                                                                       (5,093)               (2,786)
Income tax provision                                                                                       76                   523
                                                                                                     --------              --------
Net loss                                                                                             $ (5,169)             $ (3,309)
                                                                                                     ========              ========


The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                       2001                  2002
                                                                                                     --------              --------
Sales, net                                                                                           $ 66,291              $ 64,732
Cost of goods sold                                                                                     18,046                17,031
                                                                                                     --------              --------
Gross profit                                                                                           48,245                47,701
Costs and expenses:
     Marketing and selling                                                                             12,421                13,511
     Distribution, circulation and fulfillment                                                          5,740                 5,997
     Editorial                                                                                          5,606                 4,870
     General and administrative                                                                         9,495                 7,842
     Depreciation                                                                                       1,006                   934
                                                                                                     --------              --------
                                                                                                       34,268                33,154
                                                                                                     --------              --------
Income before amortization of goodwill and intangible assets                                           13,977                14,547
     Amortization of goodwill and intangible assets                                                     5,854                 4,400
                                                                                                     --------              --------

Income from operations                                                                                  8,123                10,147
Other income (expense) :
Interest expense, including amortization
of deferred financing costs                                                                           (16,717)              (14,321)
Other, net                                                                                                119                   228
                                                                                                     --------              --------
Loss before income tax provision                                                                       (8,475)               (3,946)
Income tax provision                                                                                      109                 6,117
                                                                                                     --------              --------

Net loss before cumulative effect of change
   in accounting principle                                                                             (8,584)              (10,063)
Cumulative effect of change in accounting principle                                                      --                 (72,022)
                                                                                                     --------              --------
Net loss                                                                                             $ (8,584)             $(82,085)
                                                                                                     ========              ========

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)
                             (dollars in thousands)

                                                                                                      2001                   2002
                                                                                                    --------               --------
Cash flows from operating activities:
Net loss                                                                                            $ (8,584)              $(82,085)
Adjustments to reconcile net loss
to net cash used in operating activities:
     Cumulative effect of accounting change                                                             --                   72,022
     Deferred income taxes                                                                              --                    6,000
     Depreciation and amortization                                                                     6,860                  5,334
     Unrealized gain from hedging transactions                                                          --                     (207)
     Amortization of deferred financing fees                                                              30                     91
     Loss on disposition of property and equipment                                                         3                     43
     Interest expense-accretion of discounts and stock                                                   166                    191
Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                                                (5,369)                (7,775)
     Decrease in inventories                                                                           1,828                  1,303
     (Increase) in prepaid expenses and other assets                                                  (2,746)                (2,374)
     (Decrease) in accounts payable                                                                   (6,430)                (1,983)
     Increase in deferred revenue                                                                      6,257                  7,508
     (Decrease) in accrued expenses and other liabilities                                             (2,781)                (8,114)
                                                                                                    --------               --------
Net cash used in operating activities                                                                (10,766)               (10,046)
                                                                                                    --------               --------
Cash flows used in investing activities:
Payments for businesses acquired                                                                      (7,043)                  --
Capital expenditures                                                                                  (2,394)                  (527)
Proceeds from disposition of property and equipment                                                     --                      578
                                                                                                    --------               --------
Net cash used in investing activities                                                                 (9,437)                    51
                                                                                                    --------               --------
Cash flows from financing activities:
Net proceeds from revolving line of credit                                                            17,000                 15,000
Repayment of senior bank debt                                                                         (2,083)                (2,891)
Proceeds from term loans                                                                              10,000                   --
Decrease in due from parent, net                                                                         914                    (97)
Increase in due from related party                                                                    (6,506)                (5,109)
                                                                                                    --------               --------
Net cash provided by financing activities                                                             19,325                  6,903
                                                                                                    --------               --------
Decrease in cash and cash equivalents                                                                   (878)                (3,092)
Cash, beginning of period                                                                              2,914                  5,691
                                                                                                    --------               --------
Cash, end of period                                                                                 $  2,036               $  2,599
                                                                                                    ========               ========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                            $ 16,085               $ 13,982
                                                                                                    ========               ========
Cash paid during the period for income taxes                                                        $      3               $    162
                                                                                                    ========               ========
Preferred stock dividends accrued                                                                   $  7,128               $  9,256
                                                                                                    ========               ========

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Weekly Reader Corporation ("WRC"), PRIMEDIA Reference, Inc. ("PRI") and American Guidance Services, Inc. ("American Guidance") were wholly owned subsidiaries of PRIMEDIA Inc. ("PRIMEDIA"). On August 13, 1999, PRIMEDIA entered into a Redemption, Stock Purchase and Recapitalization Agreement (as amended as of October 6, 1999, the "Recapitalization Agreement") with WRC Media Inc., formerly EAC II Inc. ("WRC Media"). The terms of the Recapitalization Agreement required that all of the outstanding capital stock of PRI and American Guidance be contributed to WRC prior to WRC Media's purchase of a majority interest in WRC for a purchase price of $395,000. The presentation of these financial statements reflects the capital contribution made by PRIMEDIA to WRC of all the PRI and American Guidance shares at their historical carrying values. In addition, on October 5, 1999, the authorized capital of WRC was amended to consist of 20,000,000 shares of common stock, par value $.01/share, and WRC declared a 10,000-for-one stock split effective on October 5, 1999. On November 17, 1999 WRC Media completed its recapitalization of WRC. The consolidated financial statements include the accounts of WRC and its subsidiary, Lifetime Learning System, Inc. ("Lifetime Learning"), PRI and its subsidiaries, Funk & Wagnalls Yearbook Corporation and Gareth Stevens, Inc. ("Gareth Stevens"), and American Guidance and its subsidiary, AGS International Sales, Inc. (collectively referred to as "Weekly Reader"). As a result of the recapitalization, WRC Media owns 94.9% and PRIMEDIA 5.1% of the common stock of Weekly Reader. On November 17, 1999 PRI legally changed its name to World Almanac Education Group ("WAE"). On May 9, 2001 American Guidance acquired through a subsidiary all of the operating assets of Lindy Enterprises, Inc. ("Lindy") for approximately $7,500. The transaction was accounted for as an asset purchase. Lindy develops curriculum-based skills assessment and test preparation products that correlate to national and state curriculum. The acquisition, if it had occurred on January 1 of the year prior to acquisition, would not have had a material impact on the results of operations.

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year amounts in order to conform to the current year's presentation.

These condensed consolidated financial statements should be read in conjunction with Weekly Reader Corporation and Subsidiaries annual financial statements and related notes for the year ended December 31, 2001.

The operating results for the six-month periods ended June 30, 2001 and 2002 are not necessarily indicative of the results that may be expected for a full year.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, SFAS No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interest method. The adoption of SFAS No. 141 did not have a material effect on WRC's results of operations or financial position. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment as well. Goodwill recognized on or before June 30, 2001 has been assigned to various reporting units and has been tested for impairment during the six months ending June 30, 2002, the period in which SFAS No. 142 is initially applied in its entirety. On January 1, 2002, WRC adopted SFAS No. 142 for its goodwill and identifiable intangible assets. Upon adoption, WRC ceased the amortization of goodwill and other indefinite lived intangible assets, which consist of trademarks. As required by this statement, WRC reviewed its indefinite lived intangibles (trademarks) for impairment as of January 1, 2002. The effect on the results of operations for the comparative period ended June 30, 2001 had WRC adopted this accounting change on January 1, 2001 would have resulted in reducing WRC's amortization expense and pre-tax losses approximately $1,682 for the six-months ended June 30, 2002.

WRC performed the transitional impairment tests on its goodwill and indefinite-lived intangibles in the second quarter ended June 30, 2002. The previous method for determining impairment prescribed by SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," utilized an undiscounted cash flow approach for the impairment assessment, while SFAS No. 142 utilizes a fair value approach. WRC has three reporting units with goodwill. Goodwill was tested for impairment at the reporting unit level. As a result, WRC recorded a transitional goodwill and indefinite lived intangible asset impairment charge of $72,022 at its subsidiary, American Guidance Service, Inc. This charge is reported as cumulative effect of accounting change, as of January 1, 2002, in the Condensed Consolidated Statement of Operations. WRC is required to perform impairment tests on an annual basis, or between yearly tests under certain circumstances for goodwill and indefinite lived intangibles. There can be no assurance that future impairment tests will not result in a charge to earnings.

WRC also recorded non-cash deferred income tax expense of approximately $5,000 on January 1, 2002 and $1,000 during the six months ended June 30, 2002, related to the adoption of SFAS 142. The non-cash charge of $5,000 on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with WRC's net operating losses. Historically, WRC did not need a valuation allowance for the portion of their net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the reversal of this liability is indefinite and can no longer be offset by WRC's net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, WRC will continue to amortize these assets for tax purposes. As a result, WRC will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of WRC's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, WRC also recorded an additional $1,000 to increase the valuation allowance for the six months ended June 30, 2002. WRC expects that it will record an additional $1,000 to increase the valuation allowance during the remaining six months of 2002.

The following information represents pro forma net loss assuming the adoption of SFAS 142 on January 1, 2001:

                                                For the Six Months Ended
                                               ----------------------------
                                                    June 30,    June 30,
(in thousands)                                        2001        2002
---------------------------------------------------------------------------
Reported Net Loss                                  $(8,584)   $(82,085)
Addback:
     Goodwill Amortization                           1,452        --
     Amortization of Trademarks                        230        --
     Cumulative effect of a change in accounting
     principle                                        --        72,022
     Deferred provision for income taxes              --         6,000
                                                   -------    --------
                                                   $(6,902)   $ (4,063)
                                                   =======    ========

WRC adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues," as of January 1, 2001. WRC believes that it has properly identified all derivative instruments and any embedded derivative instruments that require bifurcation. WRC's hedging activities, if any, are in accordance with its documented and approved hedging and risk management policies. Specifically, we have appropriately designated all hedging instruments as either fair value or cash flow hedges, or hedges of a net investment in a foreign operation. We believe the timing, nature, and amounts of all forecasted transactions are probable of occurring. The fair values of all derivatives, embedded derivatives that have been bifurcated, and hedged items have been determined based on prevailing market prices or by using financial models that we believe are the appropriate models for valuing such instruments and that incorporate market data and other assumptions that we have determined to be reasonable and appropriate at June 30, 2002. For the six-months ended June 30, 2002, WRC has recorded an unrealized gain of $0.2 million related to its interest rate swap, which is being marked to market under SFAS 133. This gain is reflected in Other, net in the consolidated statement of operations.

Debt

As of June 30, 2002, there were $15 million in outstanding advances under WRC's $30 million revolving credit facility. In addition, there is an annually renewable stand-by letter of credit in the amount of $2 million in connection with a real estate lease entered into by the Company. While this letter of credit is in effect, WRC's available borrowing under the revolving credit facility is reduced by $2 million.

Inventories

Inventories are comprised of the following:


                                                             December 31,          June 30,
                                                                 2001                2002
                                                             -----------         -----------
     Finished goods                                          $    16,377         $    15,205
     Raw materials                                                   114                 223
     Less - allowance for obsolescence                            (2,773)             (3,013)
                                                             $    13,718         $    12,415
                                                             ===========         ===========

Intangibles

The gross carrying amount and accumulated amortization of the WRC's intangible assets other than goodwill and indefinite-lived intangible assets as of June 30, 2002 and December 31, 2001 are as follows:

                                        ------------------------------   ------------------------------
                                              December 31, 2001                   June 30, 2002
                                        ------------------------------   ------------------------------
                                                 Accumulated                       Accumulated
                                          Gross  Amortization    Net     Gross     Amortization    Net
                                        -------- ------------  -------   -------   ------------ -------
Customer Lists                          $ 36,748  $ (33,070)   $ 3,678   $ 36,748  $ (33,537)   $ 3,211
Copyrights                                17,520    (12,527)     4,993     17,520    (13,597)     3,923
Product Titles                            22,400    (17,117)     5,283     22,400    (18,354)     4,046
Non-compete agreements                    17,098    (17,098)      --       17,098    (17,098)      --
Databases                                  5,812     (5,723)        89      5,812     (5,761)        51
Other, including deferred direct
advertising and pre-publication costs     27,676    (10,714)    16,962     31,351     (9,012)    22,339
                                        --------   --------    -------   --------   --------    -------
   Total:                               $127,254   $(96,249)   $31,005   $130,929   $(97,359)   $33,570
                                        --------   --------    -------   --------   --------    -------


For intangible assets other than goodwill not subject to amortization, the total carrying amount is $9,956 at June 30, 2002.

The estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the year ended December 31,
------------------------------------------
2002 .............................    $  11,998
2003 .............................    $   7,717
2004 .............................    $   4,517
2005 .............................    $   2,188
2006 .............................    $     845

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition as of June 30, 2002 of WRC Media Inc. ("WRC Media") and its subsidiaries and their results of operations for the three-month and six-month periods ended June 30, 2001 and 2002. You should read the following discussion in conjunction with the financial statements of WRC Media and Weekly Reader Corporation ("Weekly Reader") attached to this discussion and analysis. Unless the context otherwise requires, references to "Weekly Reader" herein are to Weekly Reader and its subsidiaries, including American Guidance Service, Inc. ("AGS" or "American Guidance") and World Almanac Education Group, Inc. ("World Almanac"). Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries after giving effect to the transactions related to the acquisition of CompassLearning, Inc. ("CompassLearning") and recapitalization of Weekly Reader effectuated on July 14, 1999 and November 17, 1999, respectively (the "Acquisition and Recapitalization"). This discussion and analysis contains forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

Results of Operations for the Three-Months Ended June 30, 2002-- WRC Media Inc. and Subsidiaries

The results of operations of WRC Media and its subsidiaries encompass the operations of Weekly Reader and its subsidiaries, including AGS and World Almanac, CompassLearning, and ChildU, Inc. ("ChildU"). The results of operations of WRC Media and its subsidiaries should be read together with the separate discussion of the results of operations of Weekly Reader.

In analyzing WRC Media's results for the three-months ended June 30, 2001 and 2002, respectively, the seasonal nature of WRC Media's business should be considered. As a result of seasonality, approximately 20% of WRC Media's publication and related service revenues usually occur in its first quarter, 20% in its second quarter, and 60% in the third and fourth quarters combined. However, unlike this revenue stream, many of WRC Media's expenses are incurred evenly throughout the year.

WRC Media analyzes its revenues, expenses and operating results on a percentage of sales basis. The following table sets forth, for the periods indicated, consolidated statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net sales.

                                                        Three Months Ended June 30
                                                        2001                2002
                                                 -----------------   -----------------
                                                            % of                 % of
                                                  Amount  Net Sales   Amount   Net Sales
                                                 -------- --------- ---------  ---------
                                                           (Dollars in millions)

Sales, net                                       $  51.4     100.0%  $  43.9     100.0%
Cost of goods sold                                  14.6      28.4%     12.8      29.2%
                                                 -------     -----   -------     -----
Gross profit                                        36.8      71.6%     31.1      70.8%

Costs and expenses:
   Sales and marketing                              12.4      24.1%     11.6      26.4%
   Research and development                          1.2       2.3%      0.6       1.4%
   Distribution, circulation and fulfillment         2.4       4.7%      2.8       6.4%
   Editorial                                         2.7       5.3%      2.1       4.8%
   General and administrative                        6.0      11.7%      4.8      10.9%
   Depreciation                                      0.8       1.6%      0.8       1.8%
                                                 -------     -----   -------     -----
                                                    25.5      49.7%     22.7      51.7%
                                                 -------     -----   -------     -----
Income before amortization of goodwill and
intangible assets, interest expense, income
taxes and other, net                                11.3      21.9%      8.4      19.1%
Amortization of goodwill and intangible assets      17.2      33.5%      4.8      10.9%
                                                 -------     -----   -------     -----
Income (loss) from operations                       (5.9)    (11.6%)     3.6       8.2%
Interest expense, including amortization
of deferred financing costs                         (8.6)    (16.7%)    (7.5)    (17.1%)
Loss on investments                                 (0.1)     (0.2%)    (0.9)     (2.1%)
Other, net                                          (0.2)     (0.4%)      --       0.0%
                                                 -------     -----   -------     -----
Loss before income tax provision                   (14.8)    (28.9%)    (4.8)    (11.0%)
Income tax provision                                  --       0.0%      0.5       1.1%
                                                 -------     -----   -------     -----
Net loss                                         $ (14.8)    (28.9%) $  (5.3)    (12.1%)
                                                 =======     =====   =======     =====

   EBITDA(a)                                     $  12.7      24.7%  $  10.2      23.2%
                                                 =======     =====   =======     =====

(a) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization not including WRC Media's unrestricted subsidiaries. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles. Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and ThinkBox "Unrestricted Subsidiaries" under its Credit Agreement so as to: (i) exclude them from all the negative covenants in the Credit Agreement including the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and (ii) Permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox performance will not be included in any covenant calculations. Accordingly, Consolidated EBITDA (before unrestricted subsidiaries) is defined as WRC Media consolidated EBITDA excluding the $1.9 million EBITDA loss contributed by its unrestricted subsidiaries - ChildU and its investment in ThinkBox.


Three-Months Ended June 30, 2002 Compared to Three-Months Ended June 30, 2001

Sales, net. For the three-months ended June 30, 2002, net sales decreased $7.5 million, or 14.6%, to $43.9 million from $51.4 million for the same period in 2001. This decrease was primarily the result of a $7.9 million or 38.3% decrease at WRC Media's CompassLearning operating unit combined with a $0.4 million or 3.5% decrease at World Almanac partially offset by revenue increases of $0.4 million at ChildU, $0.3 million at AGS and $0.1 million at Weekly Reader, not including AGS or World Almanac, respectively.

At CompassLearning, net revenue decreased $7.9 million, or 38.3%, to $12.7 million for the three-months ended June 30, 2002 from $20.6 million in 2001. This decrease was primarily due to (1) a decrease in software revenue of $6.9 million, or 50.4%, to $6.8 million from $13.7 million in 2001 primarily as a result of delayed Title 1 funding and post-September 11 state budget deficits, which contributed to additional spending delays, (2) a planned decrease in hardware revenue of $0.4 million, or 57.1%, to $0.3 million from $0.7 million in 2001, (3) a decrease in service revenue from technical support of $0.5 million, or 13.2%, to $3.3 million from $3.8 million in 2001 due to non-renewal of service contracts associated with older versions of the software which have been replaced with current software releases that carry a service warranty and (4) a decrease in professional development revenue of $0.1 million, or 4.2%, to $2.3 million from $2.4 million in 2001.

At AGS, net revenue increased $0.3 million or 2.2% to $14.2 million for the three months ended June 30, 2002 from $13.9 million for the same period in 2001. The following table shows AGS net revenue by product line category:

Net Revenue for the three months ended June 30
(Dollars in thousands)

                                                                Variance to 2001
                                                              --------------------
                                     2001          2002          $             %
                                  -------       -------       -------         ---
Assessment                        $ 6,154       $ 6,259       $   105         1.7%
Curriculum                          7,722         7,919           197         2.6%
                                    -----         -----           ---         ---
Sales, Net                        $13,876       $14,178       $   302         2.2%
                                  =======       =======       =======         ===

At Weekly Reader, net sales increased $0.1 million, or 2.2%, for the three months ended June 30, 2002 to $4.6 million from $4.5 million for the same period in 2001. This increase is primarily attributable to higher licensing revenue, $0.5 million; offset by lower periodical revenue resulting from the planned reorganization of the shipping schedule and lower circulation, ($0.4) million.

At World Almanac Education Group, net revenue decreased $0.4 million, or 3.3%, to $11.9 million for the three months ended June 30, 2002 from $12.3 million in 2001. This decrease was primarily due to lower sales at WAE Library Services and lower revenue at Facts On File News Services partially offset by higher sales at Gareth Stevens. The lower sales at WAE Library Services are primarily from lower sales through its catalog channels. The lower revenue from Facts On File is due to lower one-time licensing sales in the current period. The higher sales at Gareth Stevens are primarily from higher sales through its wholesale channel. Excluding Funk & Wagnalls, core revenue decreased $0.3 million, or 2.5%, to $11.8 million from $12.1 million in 2001. Non-core revenue is comprised of revenue from World Almanac's Funk & Wagnalls Yearbooks sales. World Almanac is no longer soliciting new subscribers for its Yearbooks since the print edition of the Funk & Wagnalls Encyclopedia was discontinued. Accordingly, Funk & Wagnalls sales of Yearbooks are naturally declining year-over-year, as it is entirely dependent upon sales orders from existing customers via renewals.

Gross profit. For the three-months ended June 30, 2002, gross profit decreased by $5.7 million, or 15.5%, to $31.1 million from $36.8 million for the same period in 2001. This decrease was primarily due to a decrease in new software revenue at CompassLearning described above. WRC Media's gross profit as a percentage of sales slightly decreased to 70.8% for the three-months ended June 30, 2002 from 71.6% for the same period in 2001.

Costs and expenses. For the three-months ended June 30, 2002, costs and expenses decreased by $2.8 million, or 11.0%, to $22.7 million from $25.5 million for the same period in 2001. This was primarily attributable to $1.2 million or 20.0% decrease in general and administrative expenses resulting from the realization of horizontal synergies recognized in the quarter ended June 30, 2002 driven by the continued consolidation and rationalization of WRC Media's operating units. In addition, sales and marketing expense was $0.8 million or 6.5% lower compared to the same period in 2001 primarily driven by lower sales commissions at CompassLearning and research and development expenses decreased $0.6 million or 50.0% to $0.6 million for the three-months ended June 30, 2002 from $1.2 million for the same period in 2001.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the three-months ended June 30, 2002, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net decreased by $2.9 million, or 25.7%, to $8.4 million from $11.3 million for the same period in 2001. This decrease was primarily due to $5.7 million lower gross profit driven by lower sales described above, partially offset by $2.8 million lower operating costs and expenses also described above.

Amortization of goodwill and intangible assets. For the three-months ended June 30, 2002, amortization of intangible assets decreased by $12.4 million, or 72.1%, to $4.8 million from $17.2 million for the same period in 2001. This decrease was primarily due to a decrease in amortization of goodwill and intangibles with indefinite lives as a result of the Company's adoption of SFAS No. 142, which promulgates that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. The reassessment of estimated useful lives of intangible assets was completed during the first quarter of 2002. As a result of the Company's adoption of SFAS No. 142, a portion of the intangible assets and all of goodwill recognized prior to December 31, 2001 is no longer being amortized effective January 1, 2002. The Company completed the transitional goodwill impairment test during the second quarter ended June 30, 2002 resulting in an impairment charge of $72.0 million, which was recorded as a cumulative effect of an accounting change as of January 1, 2002.

Income (loss) from operations. For the three-months ended June 30, 2002, loss from operations decreased $9.5 million, or 161.0%, to income from operations of $3.6 million from a loss from operations of $5.9 million for the same period in 2001. This shift from a loss from operations to income from operations was primarily driven by lower amortization of goodwill and intangible assets of $12.4 million described above.

Interest expense, including amortization of deferred financing costs. For the three-months ended June 30, 2002, interest expense decreased by $1.1 million, or 12.8%, to $7.5 million from $8.6 million for the same period in 2001 and interest expense as a percentage of sales increased to 17.1% from 16.7% for the same period in 2001. The decrease in interest expense was primarily attributable to lower interest rates charged on the Company's senior indebtedness. Interest expense for the three-months ended June 30, 2002 and 2001 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization and the acquisition of Lindy on May 9, 2001.

Loss on investments. For the three-months ended June 30, 2002, loss on investments increased $0.8 million to $0.9 million from $0.1 for the same period in 2001. This increase was primarily due to $0.9 million loss on investments recognized during the three-month period ended June 30, 2002 related to WRC Media's minority investment in ThinkBox, Inc.

Other, net. For the three-months ended June 30, 2002, other, net decreased $0.2 million compared to the same period in 2001.

Income tax provision. For the three-months ended June 30, 2002, the provision for income taxes increased by $0.5 million compared to $0.0 million income tax provision for the same period in 2001 entirely as a result of the adoption of SFAS 142. The non-cash charge of $0.5 million was recorded to increase the valuation allowance related to the Company's net operating losses for the three-months ended June 30, 2002.

Net loss. For the three-months ended June 30, 2002, net loss decreased by $9.5 million, or 64.2%, to $5.3 million from $14.8 million for the same period in 2001 primarily as a result of the reasons described above. Net loss as a percentage of net sales decreased to negative 12.1% for the three-months ended June 30, 2002 from negative 28.9% for the same period in 2001.

EBITDA (excluding ChildU and ThinkBox). For the three-months ended June 30, 2002, EBITDA decreased $2.5 million or 19.7% to $10.2 million from $12.7 million for the same period in 2001. We have excluded the EBITDA loss of ChildU and WRC Media's investment in ThinkBox of $1.0 million and $0.9 million, respectively because these operations have been classified as unrestricted subsidiaries under the Company's Credit Agreement and as such, their operating results do not impact the Company's ability to pay interest, repay debt or make capital expenditures. ChildU's operations and WRC Media's investment in ThinkBox were entirely funded from the proceeds of the 18% Junior Participating Cumulative Convertible Preferred Stock.

Results of Operations for the Three-Months Ended June 30, 2002 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.

                                                             Three Months Ended June 30
                                                             2001                2002
                                                       ------------------  -------------------
                                                                  % of                % of
                                                        Amount  Net Sales   Amount   Net Sales
                                                       -------- ---------  --------  ---------
                                                                (Dollars in millions)

Sales, net                                              $  30.7     100.0%  $  30.7     100.0%
Cost of goods sold                                          9.0      29.3%      8.6      28.0%
                                                        -------     -----   -------     -----
Gross profit                                               21.7      70.7%     22.1      72.0%
Costs and expenses:
     Sales and marketing                                    5.6      18.2%      6.3      20.5%
     Distribution, circulation and fulfillment              2.4       7.8%      2.8       9.1%
     Editorial                                              2.8       9.1%      2.1       6.8%
     General and administrative                             4.2      13.7%      4.0      13.0%
     Depreciation                                           0.5       1.6%      0.5       1.6%
                                                        -------     -----   -------     -----
                                                           15.5      50.4%     15.7      51.0%
                                                        -------     -----   -------     -----
Income before amortization of goodwill and intangible
assets, interest expense, income taxes and other, net       6.2      20.3%      6.4      21.0%
Amortization of goodwill and intangible assets              3.1      10.1%      2.2       7.2%
                                                        -------     -----   -------     -----
Income from operations                                      3.1      10.2%      4.2      13.8%

Interest expense                                           (8.3)    (27.1%)    (7.2)    (23.5%)
Other, net                                                  0.1       0.3%      0.2       0.7%
                                                        -------     -----   -------     -----
Loss before income tax provision                           (5.1)    (16.6%)    (2.8)     (9.0%)
Income tax provision                                        0.1       0.3%      0.5       1.6%
                                                        -------     -----   -------     -----
Net loss                                                $  (5.2)    (16.9%) $  (3.3)    (10.6%)
                                                        =======     =====   =======     =====
     EBITDA(a)                                          $   6.8      22.1%  $   7.1      23.1%
                                                        =======     =====   =======     =====

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


Three Months Ended June 30, 2002 Compared to Three-Months Ended June 30, 2001

Sales, net. For the three-months ended June 30, 2002, net sales were constant at $30.7 million compared to the same period in 2001. At Weekly Reader, not including AGS and World Almanac, net sales increased $0.1 million, or 2.2%, to $4.6 million from $4.5 million for the same period in 2001. This increase is primarily attributable to higher licensing revenue, $0.5 million; offset by lower periodical revenue resulting from the planned reorganization of the shipping schedule and lower circulation, ($0.4) million.

At World Almanac Education Group, net revenue decreased $0.4 million, or 3.3%, to $11.9 million from $12.3 million in 2001. This decrease was primarily due to lower sales at WAE Library Services and lower revenue at Facts On File News Services being partially offset by higher sales at Gareth Stevens. The lower sales at WAE Library Services results primarily from its catalog channels and is being driven by reduced library funding resulting from post-September 11, 2001 state library funding cutbacks. The lower revenue from Facts On File is due to lower licensing sales. The higher sales at Gareth Stevens are primarily from its wholesale channel. Excluding Funk & Wagnalls, net revenue decreased $0.3 million, or 2.5%, to $11.8 million from $12.1 million in 2001.

At AGS, net revenue increased $0.3 million or 2.2% to $14.2 million for the three months ended June 30, 2002 from $13.9 million for the same period in 2001. The following table shows net revenue by product line category:

Net Revenue for the three months ended June 30
(Dollars in thousands)

                                                                 Variance to 2001
                                                               -------------------
                                    2001           2002           $          %
                                  -------        -------        ----        ---
Assessment                        $ 6,154        $ 6,259        $105          1.7%
Curriculum                          7,722          7,919         197          2.6%
                                  -------        -------        ----          ---
Sales, Net                        $13,876        $14,178        $302          2.2%
                                  =======        =======        ====          ===


Gross profit. For the three-months ended June 30, 2002, gross profit increased by $0.4 million, or 1.8%, to $22.1 million from $21.7 million for the same period in 2001. The increase in gross profit at Weekly Reader was primarily the result of (1) an increase in gross profit at American Guidance of $0.2 million, or 1.9%, to $10.7 million for the three-months ended June 30, 2002 from $10.5 million for the same period in 2001 primarily driven by the volume increase described above and a shift in sales mix; (2) an increase in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $0.1 million, or 3.0%, to $3.4 million for the three-months ended June 30, 2002 from $3.3 million for the same period in 2001 primarily related to the sales increase mentioned above; and (3) an increase in gross profit at World Almanac of $0.1 million, or 1.3%, to $8.0 million for the three-months ended June 30, 2002 from $7.9 million for the same period in 2001 primarily driven by a change in sales mix. Gross profit as a percentage of sales increased to 72.0% for the three-months ended June 30, 2002 from 70.7% for the same period in 2001.

Costs and expenses. For the three-months ended June 30, 2002, costs and expenses increased by $0.2 million, or 1.3%, to $15.7 million from $15.5 million for the same period in 2001 primarily due to an increase in sales and marketing expense and distribution, circulation and fulfillment costs partially offset by lower editorial and general and administrative expenses. The largest increase of sales and marketing expense occurred at AGS which increased $0.2 million or 8.2% over the same period last year driven by the timing of direct mail expenditures associated with product releases and new software product promotion and increased initiatives to generate additional revenue. Similarly, the largest decrease in editorial expense took place at AGS, which decreased $0.6 million due to the timing of development expenditures, a reorganization of resources and an improved capitalization rate. Costs and expenses as a percentage of sales increased to 51.0% for the three-months ended June 30, 2002 from 50.4% for the same period in 2001.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the three-months ended June 30, 2002, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased by $0.2 million, or 3.2%, to $6.4 million from $6.2 million for the same period in 2001 and, as a percentage of sales, increased to 21.0% from 20.3% for the same period in 2001. This increase was primarily due to the factors described above.

Amortization of goodwill and intangible assets. For the three-months ended June 30, 2002, amortization of goodwill and intangible assets decreased by $0.9 million, or 29.0%, to $2.2 million from $3.1 million for the same period in 2001. This decrease was primarily due to a decrease in amortization of goodwill and intangible assets with indefinite lives related to the Company's adoption of SFAS No. 142, which promulgates that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. The reassessment of estimated useful lives of intangible assets was completed during the first quarter of 2002. As a result of the Company's adoption of SFAS No. 142, a portion of the intangible assets and all goodwill recognized prior to December 31, 2001 is no longer being amortized effective January 1, 2002. The Company completed the transitional goodwill impairment test during the second quarter ended June 30, 2002 resulting in an impairment charge of $72.0 million, which was recorded as a cumulative effect of an accounting change as of January 1, 2002.

Income from operations. For the three-months ended June 30, 2002, income from operations increased by $1.1 million, or 35.5%, to $4.2 million from $3.1 million for the same period in 2001 and, income from operations as a percentage of sales improved to 13.8% from 10.2% for the same period in 2001. This increase was primarily due to the factors described above.

Interest expense. For the three-months ended June 30, 2002, interest expense decreased by $1.1 million, or 13.3%, to $7.2 million from $8.3 million for the same period in 2001 and interest expense as a percentage of sales decreased to 23.5% from 27.1% for the same period in 2001. The decrease in interest expense was primarily attributable to lower interest rates charged on the WRC's senior indebtedness. The interest expense for the three-months ended June 30, 2002 and 2001 relates to debt associated with the Acquisition and Recapitalization, and the acquisition of Lindy on May 9, 2001. Since Weekly Reader is jointly and severally liable for that debt, the interest expense related to that debt is reflected in the financial statements of Weekly Reader.

Other, net. For the three-months ended June 30, 2002, other, net increased by $0.1 million to $0.2 million from $0.1 million compared to the same period in 2001.

Income tax provision (benefit). For the three-months ended June 30, 2002, provision for income taxes increased by $0.4 million to $0.5 million from $0.1 million for the same period in 2001 entirely due to the adoption of SFAS 142. The non-cash charge of $0.5 million was recorded to increase the valuation allowance related to the Company's net operating losses for the three months ended June 30, 2002.

Net loss. For the three-months ended June 30, 2002, net loss decreased by $1.9 million, or 36.5%, to $3.3 million from $5.2 million for the same period in 2001 primarily as a result of the reasons described above. Net loss as a percentage of net sales decreased to negative 10.6% for the three-months ended June 30, 2002 from negative 16.9% for the same period in 2001.

EBITDA. For the three-months ended June 30, 2002, EBITDA increased $0.3 million, or 4.4%, to $7.1 million from $6.8 million for the same period in 2001. This increase is primarily attributable to $0.4 million higher gross profit due from a change in sales mix partially offset by $0.2 million higher costs and expenses as described above for the three-months ended June 30, 2002 compared to the same period in 2001.

Results of Operations for the Six-Months Ended June 30, 2002-- WRC Media Inc. and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net sales.

                                                        Six Months Ended June 30
                                                        2001                 2002
                                                 ------------------  -------------------
                                                             % of                % of
                                                  Amount  Net Sales   Amount   Net Sales
                                                 -------- ---------  --------  ---------
                                                           (Dollars in millions)
Sales, net                                       $  100.9     100.0%  $   90.7     100.0%
Cost of goods sold                                   28.8      28.5%      26.1      28.8%
                                                 --------     -----   --------     -----
Gross profit                                         72.1      71.5%      64.6      71.2%
Costs and expenses:
     Sales and marketing                             25.1      24.9%      24.9      27.5%
     Research and development                         2.5       2.5%       1.0       1.1%
     Distribution, circulation and fulfillment        5.7       5.6%       6.0       6.6%
     Editorial                                        5.7       5.6%       4.9       5.4%
     General and administrative                      13.2      13.1%      10.5      11.6%
     Depreciation                                     1.6       1.6%       1.6       1.8%
                                                 --------     -----   --------     -----
                                                     53.8      53.3%      48.9      54.0%
                                                 --------     -----   --------     -----
Income before amortization of goodwill and
intangible assets, interest expense, income
taxes and other, net                                 18.3      18.2%      15.7      17.2%
Amortization of goodwill and intangible assets       34.1      33.8%       9.7      10.7%
                                                 --------     -----   --------     -----
Income (loss) from operations                       (15.8)    (15.6%)      6.0       6.5%
Interest expense, including amortization
of deferred financing costs                         (17.3)    (17.1%)    (14.8)    (16.3%)
Loss on investments                                  (0.1)     (0.1%)     (1.1)     (1.2%)
Other, net                                           (0.3)     (0.3%)     (0.3)     (0.3%)
                                                 --------     -----   --------     -----
Loss before income tax provision                    (33.5)    (33.1%)    (10.2)    (11.3%)
Income tax provision                                  0.3       0.3%       6.2       6.8%
                                                 --------     -----   --------     -----
Net loss before cumulative effect of change
   in accounting principle                          (33.8)    (33.4%)    (16.4)    (18.1%)
Cumulative effect of change in
   accounting principle                              --         0.0%     (72.0)    (79.4%)
                                                 --------     -----   --------     -----

Net loss                                         $  (33.8)    (33.4%) $  (88.4)    (97.5%)
                                                 ========     =====   ========     =====

     EBITDA(a)                                   $   20.2      20.0%  $   18.4      20.3%
                                                 ========     =====   ========     =====

(a) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization not including WRC Media's unrestricted subsidiaries. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles. Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and ThinkBox "Unrestricted Subsidiaries" under its Credit Agreement so as to: (i) exclude them from all the negative covenants in the Credit Agreement including the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and (ii) Permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox performance will not be included in any covenant calculations. Accordingly, Consolidated EBITDA (before unrestricted subsidiaries) is defined as WRC Media consolidated EBITDA excluding the $2.5 million EBITDA loss contributed by its unrestricted subsidiaries - ChildU and its investment in ThinkBox.


Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Sales, net. For the six months ended June 30, 2002, net sales decreased $10.2 million, or 10.1%, to $90.7 million from $100.9 million for the same period in 2001. This decrease was primarily due to a $9.2 million, or 26.7% decrease of net sales at CompassLearning to $25.3 million from $34.5 million in 2001 combined with a decrease in net sales of $1.6 million or 2.4% to $64.7 million from $66.3 million in 2001 at Weekly Reader Corporation partially offset by a sales increase at ChildU of $0.6 million or 600% to $0.7 million from $0.1 million.

At CompassLearning, the net sales decrease was primarily due to (1) a decrease in software revenue of $8.1 million, or 39.1%, to $12.6 million from $20.7 million in 2001 primarily as a result of delayed Title 1 funding and post-September 11 state budget deficits, which contributed to additional spending delays, (2) a planned decrease in hardware revenue of $1.1 million, or 68.8%, to $0.5 million from $1.6 million in 2001 and (3) a decrease in service revenue from technical support of $0.6 million, or 8.1%, to $6.8 million from $7.4 million in 2001. The decrease was partially offset by an increase in professional development revenue of $0.6 million, or 12.5%, to $5.4 million from $4.8 million in 2001.

In addition, sales at Weekly Reader Corporation decreased $1.6 million, or 2.4%, to $64.7 million for the six months ended June 30, 2002 from $66.3 million for the same period in 2001. The decrease in sales at Weekly Reader Corporation was the result of (1) an increase in sales at AGS of $0.3 million, or 1.2%, to $26.3 million for the six months ended June 30, 2002 from $26.0 million for the same period in 2001 as a result of increases in sales of our curriculum products, primarily textbooks; (2) a decrease in sales at World Almanac of $0.8 million, or 3.1%, to $24.6 million from $25.4 million in 2001. This decrease was primarily due to lower sales at WAE Library Services being partially offset by higher sales at Gareth Stevens. The lower sales at WAE Library Services was driven by lower sales from its catalog channels and driven by reduced library funding resulting from post-September 11, 2001 state library funding cutbacks. The higher sales at Gareth Stevens were driven by higher sales in its Telemarketing and Wholesale channels. Excluding Funk & Wagnalls, core revenue decreased $0.6 million, or 2.5%, to $23.0 million from $23.6 million in 2001. World Almanac is no longer soliciting new subscribers for its Yearbooks since the print edition of the Funk & Wagnalls Encyclopedia was discontinued. Accordingly, Funk & Wagnalls sales of Yearbooks are naturally declining year-over-year, as it is entirely dependent upon sales orders from existing customers via renewals; and (3) a decrease in sales at Weekly Reader, not including World Almanac and American Guidance, of $1.1 million, or 7.4%, to $13.8 million from $14.9 million for the same period in 2001. This decrease is primarily attributable to higher licensing revenue, $0.5 million; offset by lower Lifetime Learning revenue, ($0.3) million; and lower periodical revenue resulting from the planned reorganization of the shipping schedule and lower circulation, ($1.3) million.

Gross profit. For the six months ended June 30, 2002, gross profit decreased by $7.5 million, or 10.4%, to $64.6 million from $72.1 million for the same period in 2001. This decrease was primarily due to a decrease in gross profit at CompassLearning of $7.3 million, or 30.7%, to $16.5 million from $23.8 million in 2001 primarily due to $7.3 million of lower software margin attributable to lower software sales.

At Weekly Reader, gross profit declined $0.5 million, or 1.0%, to $47.7 million for the six months ended June 30, 2002 from $48.2 million for the same period in 2001. The decrease in gross profit was a result of (1) an increase in gross profit at American Guidance of $0.4 million, or 2.1%, to $19.8 million for the six months ended June 30, 2002 from $19.4 million for the same period in 2001 primarily due to a change in sales mix resulting in a higher gross profit margin combined with the increased sales described above; (2) a decrease in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $0.8 million, or 6.7%, to $11.2 million for the six months ended June 30, 2002 from $12.0 million for the same period in 2001 due to lower sales described above; and (3) a decrease in gross profit at World Almanac of $0.1 million, or
0.6 % to $16.7 million for the six months ended June 30, 2002 from $16.8 million for the same period in 2001 due to lower sales described above.

Offsetting the decrease in gross profit at CompassLearning and Weekly Reader was an increase of $0.3 million in gross profit at ChildU.

WRC Media's gross profit as a percentage of sales decreased to 71.2% for the six months ended June 30, 2002 from 71.5% for the same period in 2001.

Costs and expenses. For the six months ended June 30, 2002, costs and expenses decreased by $4.9 million, or 9.1%, to $48.9 million from $53.8 million for the same period in 2001. This was primarily attributable to $2.7 million lower general and administrative expense combined with $1.5 million lower research and development expense at CompassLearning, and $0.8 million lower editorial expense, primarily at AGS ($0.6 million). The decrease in general and administrative expense was primarily driven by WRC's ongoing reorganization, which began in early 2001, with the reorganization of its original four operating units into two operating groups: The Assessment, Curriculum and Educational Technology Group (comprised of the CompassLearning and AGS operating units) and the Reference and Periodicals Group (comprised of the World Almanac Education Group and Weekly Reader operating units). This reorganization was the next logical step in furthering WRC's strategy for continued market leadership, fully integrating its substantial asset base, and fully leveraging the operating infrastructure to allow for future growth. The 2002 phase of this reorganization has resulted in the further elimination of approximately $6 million in fixed annual operating costs for the fiscal year ended December 31, 2002.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the six months ended June 30, 2002, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net decreased by $2.6 million, or 14.2%, to $15.7 million from $18.3 million for the same period in 2001, and as a percentage of sales decreased to 17.2% from 18.2% for the same period in 2001. These decreases were primarily due to the decrease in gross profit described above, partially offset by the decrease in costs and expenses, also described above.

Amortization of goodwill and intangible assets. For the six months ended June 30, 2002, amortization of goodwill and intangible assets decreased by $24.4 million, or 71.6%, to $9.7 million from $34.1 million for the same period in 2001. This decrease was primarily due to a decrease in amortization of goodwill and intangible assets with indefinite lives related to the Company's adoption of SFAS No. 142, which promulgates that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. The reassessment of estimated useful lives of intangible assets was completed during the first quarter of 2002. As a result of the Company's adoption of SFAS No. 142, a portion of the intangible assets and goodwill recognized prior to December 31, 2001 is no longer being amortized effective January 1, 2002. The Company completed the transitional goodwill impairment test during the second quarter ended June 30, 2002 resulting in an impairment charge of $72.0 million, which was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002.

Income (loss) from operations. For the six months ended June 30, 2002, loss from operations decreased $21.8 million, or 138.0%, to income of $6.0 million from $15.8 million loss for the same period in 2001. This improvement in income from operations was primarily due to the factors described above.

Interest expense, including amortization of deferred financing costs. For the six months ended June 30, 2002, interest expense decreased by $2.5 million, or 14.5%, to $14.8 million from $17.3 million for the same period in 2001 and interest expense as a percentage of sales was decreased to 16.3% for the six months ended June 30, 2002 from 17.1% in the same period in 2001. The decrease in interest expense was primarily attributable to lower interest rates charged on the Company's senior indebtedness. Interest expense for the six months ended June 30, 2002 and 2001 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization and the acquisition of Lindy on May 9, 2001.

Other, net. For the six months ended June 30, 2002, Other, net remained constant at $0.3 million compared to the same period in 2001.

Income tax provision (benefit). For the six months ended June 30, 2002, provision for income taxes increased by $5.9 million to $6.2 million from $0.3 million for the same period in 2001 primarily as a result of the adoption of SFAS 142. The non-cash charge of $6.0 million was recorded to increase the valuation allowance related to the Company's net operating losses for the six-months ended June 30, 2002.

Net loss before cumulative effect of change in accounting principle. For the six months ended June 30, 2002, net loss before cumulative effect of change in accounting principle decreased by $17.4 million, or 51.5%, to $16.4 million from $33.8 million for the same period in 2001 primarily as a result of the $24.4 million decrease in amortization expenses for intangible assets resulting from the Company's adoption of SFAS No. 142 described above. Net loss before cumulative effect of change in accounting principle as a percentage of net sales decreased to negative 18.1% for the six months ended June 30, 2002 from negative 33.4% for the same period in 2001.

Cumulative effect of change in accounting principle. As a result of the Company's adoption of SFAS No. 142, a portion of the intangible assets and goodwill recognized prior to December 31, 2001 is no longer being amortized effective January 1, 2002. The Company completed the transitional goodwill impairment test during the second quarter ended June 30, 2002, resulting in an impairment charge of $72.0 million, which was recorded as a cumulative effect of an accounting change as of January 1, 2002.

Net loss. For the six months ended June 30, 2002, net loss increased by $54.6 million, or 161.5%, to $88.4 million from $33.8 million for the same period in 2001 primarily as a result of the reasons described above. Net loss as a percentage of net sales increased to negative 97.5% for the six months ended June 30, 2002 from negative 33.4% for the same period in 2001.

EBITDA. For the six months ended June 30, 2002, EBITDA decreased $1.8 million, or 8.9%, to $18.4 million from $20.2 million for the same period in 2001. This decrease is primarily attributable to the factors described above.

Results of Operations for the Six-Months Ended June 30, 2002 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.

                                                              Six Months Ended June 30
                                                               2001                 2002
                                                       ------------------  -------------------
                                                                  % of                % of
                                                        Amount  Net Sales   Amount   Net Sales
                                                       -------- ---------  --------  ---------
                                                                (Dollars in millions)

Sales, net                                              $  66.3     100.0%  $  64.7     100.0%
Cost of goods sold                                         18.1      27.3%     17.0      26.3%
                                                        -------     -----   -------    ------
Gross profit                                               48.2      72.7%     47.7      73.7%
Costs and expenses:
        Sales and marketing                                12.4      18.7%     13.5      20.9%
        Distribution, circulation and fulfillment           5.8       8.7%      6.0       9.3%
        Editorial                                           5.6       8.4%      4.9       7.6%
        General and administrative                          9.5      14.3%      7.9      12.2%
        Depreciation                                        1.0       1.5%      0.9       1.4%
                                                        -------     -----   -------    ------
                                                           34.3      51.6%     33.2      51.4%
                                                        -------     -----   -------    ------
Income before amortization of goodwill and intangible
assets, interest expense, income taxes and other, net      13.9      21.1%     14.5      22.3%
Amortization of goodwill and intangible assets              5.8       8.7%      4.4       6.8%
                                                        -------     -----   -------    ------
Income from operations                                      8.1      12.4%     10.1      15.5%
Interest expense                                          (16.7)    (25.2%)   (14.3)    (22.1%)
Other, net                                                  0.1       0.2%      0.2       0.3%
                                                        -------     -----   -------    ------
Loss before income tax provision                           (8.5)    (12.6%)    (4.0)     (6.3%)
Income tax provision                                        0.1       0.2%      6.1       9.4%
                                                        -------     -----   -------    ------
Net loss before cumulative effect of change
     in accounting principle                               (8.6)    (12.8%)   (10.1)    (15.7%)
Cumulative effect of change in accounting principle         --        0.0%    (72.0)   (111.3%)
                                                        -------     -----   -------    ------
Net loss                                                $  (8.6)    (12.8%) $ (82.1)   (127.0%)
                                                        =======     =====   =======    ======

        EBITDA(a)                                       $  15.0      22.6%  $  15.7      24.3%
                                                        =======     =====   =======    ======

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


Six-Months Ended June 30, 2002 Compared to Six-Months Ended June 30, 2001

Sales, net. For the six months ended June 30, 2002, net sales decreased $1.6 million, or 2.4%, to $64.7 million from $66.3 million for the same period in 2001. This decrease in sales was the result of (1) an increase in sales at AGS of $0.3 million, or 1.2%, to $26.3 million for the six months ended June 30, 2002 from $26.0 million for the same period in 2001 as a result of increases in sales of our curriculum products, primarily textbooks; (2) a decrease in sales at World Almanac of $0.8 million, or 3.1%, to $24.6 million from $25.4 million in 2001. This decrease was primarily due to lower sales at WAE Library Services being partially offset by higher sales at Gareth Stevens. The lower sales at WAE Library Services was driven by lower sales from its catalog channels and driven by reduced library funding resulting from post-September 11, 2001 state library funding cutbacks. The higher sales at Gareth Stevens were driven by higher sales in its Telemarketing and Wholesale channels. Excluding Funk & Wagnalls, core revenue decreased $0.6 million, or 2.5%, to $23.0 million from $23.6 million in 2001. World Almanac is no longer soliciting new subscribers for its Yearbooks since the print edition of the Funk & Wagnalls Encyclopedia was discontinued. Accordingly, Funk & Wagnalls sales of Yearbooks are naturally declining year-over-year, as it is entirely dependent upon sales orders from existing customers via renewals; and (3) a decrease in sales at Weekly Reader, not including World Almanac and American Guidance, of $1.1 million, or 7.4%, to $13.8 million from $14.9 million for the same period in 2001. This decrease is primarily attributable to higher licensing revenue, $0.5 million; offset by lower Lifetime Learning revenue, ($0.3) million; and lower periodical revenue resulting from the planned reorganization of the shipping schedule and lower circulation, ($1.3) million.

Gross profit. For the six months ended June 30, 2002, gross profit decreased by $0.5 million, or 1.0%, to $47.7 million from $48.2 million for the same period in 2001. The decrease in gross profit at Weekly Reader was a result of (1) an increase in gross profit at American Guidance of $0.4 million, or 2.1%, to $19.8 million for the six months ended June 30, 2002 from $19.4 million for the same period in 2001 primarily due a change in sales mix resulting in a higher gross profit margin combined with the increased sales described above; (2) a decrease in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $0.8 million, or 6.7%, to $11.2 million for the six months ended June 30, 2002 from $12.0 million for the same period in 2001 due to lower sales described above; and (3) a decrease in gross profit at World Almanac of $0.1 million, or 0.6 % to $16.7 million for the six months ended June 30, 2002 from $16.8 million for the same period in 2001 due to lower sales described above.

Weekly Reader's gross profit as a percentage of sales increased to 73.7% for the six months ended June 30, 2002 from 72.7% for the same period in 2001.

Costs and expenses. For the six months ended June 30, 2002, costs and expenses decreased by $1.1 million, or 3.2%, to $33.2 million for the six months ended June 30, 2002 from $34.3 million for the same period in 2001, primarily due to a decrease in general and administrative expenses and editorial expenses of $1.6 million and $0.7 million, respectively partially offset by a $1.1 million increase in sales and marketing expenses. The decrease in general and administrative expense was primarily driven by WRC's ongoing reorganization, which began in early 2001, with the reorganization of its original four operating units into two operating groups: The Assessment, Curriculum and Educational Technology Group (comprised of the CompassLearning and AGS operating units) and the Reference and Periodicals Group (comprised of the World Almanac Education Group and Weekly Reader operating units). This reorganization was the next logical step in furthering WRC's strategy for continued market leadership, fully integrating its substantial asset base, and fully leveraging the operating infrastructure to allow for future growth.

Costs and expenses as a percentage of sales decreased to 51.4% for the six months ended June 30, 2002 from 51.6% for the same period in 2001.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the six months ended June 30, 2002, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased by $0.6 million, or 4.3%, to $14.5 million from $13.9 million for the same period in 2001 and, as a percentage of sales, increased to 22.3% from 21.1% for the same period in 2001. These increases were primarily due to the factors described above.

Amortization of goodwill and intangible assets. For the six months ended June 30, 2002, amortization of goodwill and intangible assets decreased by $1.4 million, or 24.1%, to $4.4 million from $5.8 million for the same period in 2001. This decrease was primarily due to a decrease in amortization of goodwill and intangible assets with indefinite lives related to the Company's adoption of SFAS No. 142, which promulgates that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. The reassessment of estimated useful lives of intangible assets was completed during the first quarter of 2002. As a result of the Company's adoption of SFAS No. 142, a portion of the intangible assets and all goodwill recognized prior to December 31, 2001 is no longer being amortized effective January 1, 2002. The Company completed the transitional goodwill impairment test during the second quarter ended June 30, 2002 resulting in an impairment charge of $72.0 million, which was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002.

Income from operations. For the six months ended June 30, 2002, income from operations increased $2.0 million or 24.7% to $10.1 million from $8.1 million for the same period in 2001 and, income from operations as a percentage of sales increased to 15.5% from 12.4% for the same period in 2001. This increase was primarily due to the factors described above.

Interest expense. For the six months ended June 30, 2002, interest expense decreased by $2.4 million, or 14.4%, to $14.3 million from $16.7 million for the same period in 2001 and interest expense as a percentage of sales decreased to 22.1% from 25.2% for the same period in 2001. The decrease in interest expense was primarily attributable to lower interest rates charged on the Company's senior indebtedness. The interest expense for the six months ended June 30, 2002 and 2001 relates to debt associated with the Acquisition and Recapitalization and the acquisition of Lindy on May 9, 2001. Since Weekly Reader is jointly and severally liable for that debt, the interest expense related to that debt is reflected in the financial statements of Weekly Reader.

Other, net. For the six months ended June 30, 2002, other, net increased $0.1 million or 100% to $0.2 million from $0.1 million for the same period in 2001.

Income tax provision. For the six months ended June 30, 2002, provision for income taxes increased by $6.0 million to $6.1 million from $0.1 million for the same period in 2001 entirely as a result of the adoption of SFAS 142. The non-cash charge of $6.0 million was recorded to increase the valuation allowance related to the Company's net operating losses for the six-months ended June 30, 2002.

Net loss before cumulative effect of change in accounting principle. For the six months ended June 30, 2002, net loss before cumulative effect of change in accounting principle increased by $1.5 million, or 17.4%, to $10.1 million from $8.6 million for the same period in 2001. Net loss before cumulative effect of change in accounting principle as a percentage of net sales increased to 15.7% for the six months ended June 30, 2002 from 12.8% for the same period in 2001. This decrease was primarily due to the factors described above.

Cumulative effect of change in accounting principle. As a result of the Company's adoption of SFAS No. 142, a portion of the intangible assets and goodwill recognized prior to December 31, 2001 is no longer being amortized effective January 1, 2002. The Company completed the transitional goodwill impairment test during the second quarter ended June 30, 2002, resulting in an impairment charge of $72.0 million, which was recorded as a cumulative effect of an accounting change as of January 1, 2002.

Net loss. For the six months ended June 30, 2002, net loss increased by $73.5 million, or 854.7%, to $82.1 million from $8.6 million for the same period in 2001 primarily as a result of the reasons described above. Net loss as a percentage of net sales increased to negative 127.0% for the six months ended June 30, 2002 from negative 12.8% for the same period in 2001.

EBITDA. For the six months ended June 30, 2002, EBITDA increased $0.7 million, or 4.7%, to $15.7 million from $15.0 million for the same period in 2001. This increase is primarily attributable to $1.1 million of lower costs and expenses partially offset by $0.5 million lower gross profit for the six months ended June 30, 2002 compared to the same period in 2001.

Liquidity and Capital Resources

WRC Media's sources of cash are its (i) operating subsidiaries, Weekly Reader Corporation and CompassLearning, Inc. (ii) a $30.0 million revolving credit facility and (iii) equity placements. As of June 30, 2002, $15.0 million of the revolving credit facility has been drawn. Additionally, a stand-by letter of credit in the amount of $2.0 million is outstanding in connection with a real estate lease. While this letter of credit is in effect, it reduces available borrowing under the revolving credit facility by $2.0 million. These sources of cash are considered adequate for the Company's needs for the foreseeable future. In May 2001 the Company issued $13.75 million of its 18% Junior Participating Cumulative Convertible Preferred Stock, due in 2011 with a liquidation preference of $40.00 per share to finance in part the ChildU acquisition and investment in ThinkBox.

For the January through June time period, WRC Media and its subsidiaries usually experience negative cash flow due to the seasonality of its business. As a result of this business cycle, borrowings usually increase during the period January through June, and borrowings generally will be at its lowest point in fourth quarter. WRC Media's cash and cash equivalents were approximately $4.8 million at June 30, 2002. Included in cash is approximately $1.3 million of restricted monies, which represent the remaining proceeds from the issuance of $13.7 million 18%, Junior Cumulative Convertible Preferred Stock on May 9, 2001 used to purchase and fund ChildU and its minority investment in ThinkBox. The $1.3 million in funds cannot be commingled with WRC Media's cash from operations or borrowings under its revolving credit facility. Similarly, the Company cannot use cash from operations or borrowings under its revolving credit facility to fund ChildU's operation or WRC Media's investment in ThinkBox.

WRC Media and its subsidiaries principal uses of cash are for debt service, capital expenditures, working capital and acquisitions. For the six-months ended June 30, 2002, WRC Media and its subsidiaries' operations used approximately $13.4 million in cash in operating activities.

For the six-months ended June 30, 2002, WRC Media and its subsidiaries investing activities included: investment in software development of approximately $2.3 million and capital expenditures of approximately $0.8 million. Weekly Reader's capital expenditures, which consisted primarily of expenditures for property and equipment, were $0.5 million for the six-months ended for June 30, 2002. During the second quarter, one of Weekly Reader's subsidiaries, AGS sold a building it owned for approximately $0.6 million. CompassLearning's capital expenditures, which consisted primarily of purchases of computer equipment, were $0.3 million for the six-months ended June 30, 2002.

WRC Media and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the six-months ended June 30, 2002, financing activities provided cash of $11.8 million, which primarily resulted from borrowings of $15.0 million under the revolving credit facility and a repayment of $2.9 million of the senior secured term loans.

Working Capital

As of June 30, 2002, WRC Media and its subsidiaries had a working capital deficit of approximately $19.9 million, which includes $20.4 million of deferred revenue for Weekly Reader, not including AGS or World Almanac as of June 30, 2002 related to 2002/2003 school year subscriptions. Weekly Reader subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances and the recoverability of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, which would affect our reported results from operations. We believe the following is a description of the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

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

The Company periodically evaluates the recoverability of our long-lived assets, including property and equipment, and finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or in connection with its annual financial review process. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of the asset determined by these evaluations is less than its carrying amount, impairment is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge to the carrying value of the asset, in the future.

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

WRC is subject to market risk exposure related to changes in interest rates on the $144.9 million (as of June 30, 2002) senior secured term loans under the senior credit facilities. Interest on borrowings under the senior credit facilities will bear interest at a rate per annum equal to:

     (1) For the revolving credit facility maturing in three years and the $22.9 million senior secured term loan A facility maturing in three years, the LIBO rate as defined in the credit agreement plus 3.375% or the alternate base rate as defined in the credit agreement plus 2.375% subject to performance-based step downs; and

     (2) For the $97.3 million senior secured term loan B facility maturing in four years, the LIBO rate plus 4.00% or the alternate base rate plus 3.00%.

     (3) For the $9.8 million senior secured new term A loan facility maturing in four years, the LIBO rate plus 4.00% or the alternate base rate plus 3.00%

The senior credit facilities require WRC to obtain interest rate protection for at least 50% of the senior secured term loans for the duration of the senior credit facilities. On November 15, 2001, we entered into an arrangement with a notional value of $67.1 million, which terminates on November 15, 2002 and requires us to pay a floating rate of interest based on the three-month LIBO rate as defined in that arrangement with a cap rate of 3.0%.

WRC Media Corporation has $152 million of callable senior subordinated notes outstanding. These notes pay a fixed coupon of 12.75% and mature on 11/15/09. The prolonged Fed easing campaign of 2001 has brought short-term rates down to 40-year lows, greatly increasing the opportunity cost of the notes. In order to immediately reduce funding costs, WRC Media moved down the yield curve by swapping a portion of the 12.75% Notes to floating. In addition, WRC also guaranteed positive carry for the one-year period May 15, 2002 through May 15, 2003 of the transaction by locking in the LIBOR forwards below the fixed rate of the swap. The swap transaction does not qualify for hedge accounting treatment and as such, we will mark-to-market the swap contract at the end of each quarter. At June 30, 2002 we recorded an unrealized gain of $0.2 million. This gain is reflected in Other, net in the condensed consolidated statement of operations.

PART II

Other Information

Item 6 - Exhibits and reports on Form 8-K

(a) - Exhibits

    10.1 Amendment to Credit Agreement

    99.1 Section 906 Certification

(b) Reports on Form 8-K

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

    On May 14, 2002, registrant reported, on Form 8-K, a statement issued by the President of registrant.

    On August 9, 2002, registrant reported, on Form 8-K, the results for the fiscal quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                                Date:
-----------------------------------------------------                                ------------------------------
David F. Burgstahler
Director: WRC Media, Weekly Reader and CompassLearning


                                                                                Date:
-----------------------------------------------------                                ------------------------------
Ralph D. Caulo
Non-Executive Vice-Chairman: WRC Media


                                                                                Date:
-----------------------------------------------------                                ------------------------------
Timothy C. Collins
Director: WRC Media, Weekly Reader and CompassLearning


                                                                                  Date:
-----------------------------------------------------                                ------------------------------
D. Ronald Daniel
Non-Executive Chairman: WRC Media, Weekly Reader and CompassLearning


/s/ Martin E. Kenney, Jr.                                                        Date:         August 12, 2002
-----------------------------------------------------                                ------------------------------
Martin E. Kenney, Jr.
Director: WRC Media, Weekly Reader and CompassLearning;
Chief Executive Officer: WRC Media and CompassLearning;
President: CompassLearning; and Executive Vice President, Weekly Reader


                                                                                Date:
-----------------------------------------------------                                ------------------------------
James N. Lane
Director: WRC Media, Weekly Reader and CompassLearning


                                                                                Date:
-----------------------------------------------------                                ------------------------------
Charles L. Laurey
Director: WRC Media, Weekly Reader and CompassLearning; and
Secretary: WRC Media, Weekly Reader and CompassLearning


/s/ Robert S. Lynch                                                             Date:          August 12, 2002
-----------------------------------------------------                                ------------------------------
Robert S. Lynch
Director: WRC Media, Weekly Reader and CompassLearning;
Executive Vice President, Chief Operating Officer:
WRC Media and CompassLearning; and
Treasurer: WRC Media, Weekly Reader and CompassLearning


/s/ Richard Nota                                                                Date:          August 12, 2002
-----------------------------------------------------                                ------------------------------
Richard Nota
Vice President, Finance: WRC Media

                                 EXHIBIT INDEX

EXHIBIT   ITEM
-------   ----

10.1      Amendment to Credit Agreement

99.1      Section 906 Certification