Form 10-Q
period 2002-09-30
WRC MEDIA INC
filed 2002-11-13
CIK 1102329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 Commission File No.

         WRC MEDIA INC.                                               WEEKLY READER CORPORATION
         (Exact name of Registrant as specified in its charter)       (Exact of Registrant as specified in itscharter)

         DELAWARE                                                     DELAWARE
         (State or other jurisdiction of incorporation or             (State or other jurisdiction of incorporation or
          organization)                                               organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12-months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         X      Yes                 |_|   No

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

------------------------------------------------------------------------------------------------------------
TITLE OF CLASS                              |        NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------------------------------------------------------------------------
12 3/4% Senior Subordinated Notes due 2009  |        OVER-THE-COUNTER MARKET
------------------------------------------------------------------------------------------------------------

PART 1.
ITEM 1.  FINANCIAL STATEMENTS

                         WRC MEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)


                                                                                   December 31,              September 30,
                                                                                       2001                       2002
                                                                                 ------------------        -------------------
                                                                                                              (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                           $   8,919                  $   9,117
     Accounts receivable, net                                                               43,658                     53,069
     Inventories, net                                                                       15,026                     16,335
     Prepaid expenses                                                                        3,468                      3,779
     Other current assets                                                                   13,891                      9,068
                                                                                 ------------------        -------------------

       Total current assets                                                                 84,962                     91,368

Property and equipment, net                                                                  9,215                      7,291
Purchased software, net                                                                      2,851                      4,907
Goodwill, net                                                                              234,982                    168,021
Deferred financing costs, net                                                                6,645                      6,470
Identified intangible assets, net                                                          119,492                    103,620
Other assets and investments                                                                20,715                     28,099
                                                                                 ------------------        -------------------

       Total Assets                                                                      $ 478,862                  $ 409,776
                                                                                 ==================        ===================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable                                                                    $  18,180                  $  18,812
     Accrued payroll, commissions and benefits                                              11,305                      8,686
     Current portion of deferred revenue                                                    39,070                     51,385
     Other accrued liabilities                                                              33,996                     27,146
     Current portion of long-term debt                                                       6,171                      7,333
                                                                                 ------------------        -------------------

       Total current liabilities                                                           108,722                    113,362

Deferred revenue, net of current portion                                                     2,040                      1,136
Deferred tax liability                                                                           -                      6,500
Due to related party                                                                         2,160                      2,160
Long-term debt                                                                             273,544                    278,335
                                                                                 ------------------        -------------------

       Total liabilities                                                                   386,466                    401,493
                                                                                 ------------------        -------------------

Commitments and contingencies
15% Series B preferred stock subject to redemption,
including accrued dividends and accretion of warrant value
(Liquidation preference of $75,000 plus accrued dividends)                                  92,760                    105,436
                                                                                 ------------------        -------------------

Warrants on preferred stock                                                                 11,751                     11,751
                                                                                 ------------------        -------------------

Common stock subject to redemption                                                           1,180                        965
                                                                                 ------------------        -------------------

Stockholders' deficiency:
     Common stock, ($.01 par value, 20,000,000 shares authorized;
     and 7,022,385 shares outstanding)                                                          70                         70
     Preferred stock, ($.01 par value, 750,000 shares authorized,
     385,325 and 420,800 outstanding, respectively)                                         15,413                     17,589
     Additional paid-in capital                                                            132,562                    132,464
     Accumulated comprehensive income                                                         (316)                      (316)
     Accumulated deficit                                                                  (161,024)                  (259,676)
                                                                                 ------------------        -------------------

       Total stockholders' deficiency                                                      (13,295)                  (109,869)
                                                                                 ------------------        -------------------

       Total liabilities and stockholders' deficiency                                    $ 478,862                  $ 409,776
                                                                                 ==================        ===================


  The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                  2001                    2002
                                                                            -----------------       -----------------
Sales, net                                                                  $         60,237        $         56,456

Cost of goods sold                                                                    16,554                  15,375
                                                                            -----------------       -----------------

Gross profit                                                                          43,683                  41,081
                                                                            -----------------       -----------------

Costs and expenses:
     Sales and marketing                                                              14,356                  11,135
     Research and development                                                          1,353                     280
     Distribution, circulation and fulfillment                                         3,677                   3,497
     Editorial                                                                         2,295                   2,606
     General and administrative                                                        6,519                   5,945
     Depreciation                                                                        813                     693
                                                                            -----------------       -----------------

                                                                                      29,013                  24,156
                                                                            -----------------       -----------------

Income before amortization of goodwill and intangible assets                          14,670                  16,925

     Amortization of goodwill and intangible assets                                   17,178                   4,495
                                                                            -----------------       -----------------

Income (loss) from operations                                                         (2,508)                 12,430

Interest expense, including amortization
of deferred financing costs                                                           (8,243)                 (7,576)
Loss on investments                                                                     (282)                   (963)
Other, net                                                                              (162)                  1,171
                                                                            -----------------       -----------------

Income (loss) before income tax provision                                            (11,195)                  5,062

Income tax provision                                                                     223                     501
                                                                            -----------------       -----------------

Net income (loss)                                                           $        (11,418)       $          4,561
                                                                            =================       =================


  The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                         2001                    2002
                                                                                   ------------------      -----------------
Sales, net                                                                         $         161,131       $        147,182

Cost of goods sold                                                                            45,327                 41,530
                                                                                   ------------------      -----------------

Gross profit                                                                                 115,804                105,652
                                                                                   ------------------      -----------------

Costs and expenses:
     Sales and marketing                                                                      39,483                 36,077
     Research and development                                                                  3,803                  1,236
     Distribution, circulation and fulfillment                                                 9,417                  9,494
     Editorial                                                                                 7,901                  7,476
     General and administrative                                                               19,767                 16,439
     Depreciation                                                                              2,419                  2,284
                                                                                   ------------------      -----------------

                                                                                              82,790                 73,006
                                                                                   ------------------      -----------------

Income before amortization of goodwill and intangible assets                                  33,014                 32,646

     Amortization of goodwill and intangible assets                                           51,261                 14,149
                                                                                   ------------------      -----------------

Income (loss) from operations                                                                (18,247)                18,497

Interest expense, including amortization
   of deferred financing costs                                                               (25,530)               (22,380)
Loss on investments                                                                             (411)                (2,100)
Other, net                                                                                      (504)                   889
                                                                                   ------------------      -----------------

Loss before income tax provision                                                             (44,692)                (5,094)

Income tax provision                                                                             503                  6,684
                                                                                   ------------------      -----------------

Net loss before cumulative effect of change
   in accounting principle                                                                   (45,195)               (11,778)


Cumulative effect of change in accounting principle                                                -                (72,022)
                                                                                   ------------------      -----------------

Net loss                                                                           $         (45,195)      $        (83,800)
                                                                                   ==================      =================


  The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)
                             (dollars in thousands)


                                                                                            2001                     2002
                                                                                      -----------------        ------------------
Cash flows from operating activities:

Net loss                                                                              $        (45,195)        $         (83,800)

Adjustments to reconcile net loss to net cash
   used in operating activities:
     Cumulative effect of accounting change                                                          -                    72,022
     Deferred income taxes                                                                           -                     6,500
     Depreciation and amortization                                                              53,680                    16,537
     Loss on investments                                                                           411                     2,100
     Unrealized gain from hedging transactions                                                       -                    (1,619)
     Loss on disposition of property and equipment                                                   3                        43
     Interest expense-accretion of discounts                                                       254                       291
     Amortization of deferred financing fees                                                       760                       859
Changes in assets and liabilities:
     (Increase) in accounts receivable                                                         (16,620)                   (9,411)
     (Increase) in inventories                                                                  (1,129)                   (1,309)
     Decrease in prepaid expenses and other current assets                                       1,646                     4,512
     Increase in other noncurrent assets                                                        (7,882)                  (10,333)
     Increase in accounts payable                                                                  194                       632
     Increase in deferred revenue                                                               14,633                    11,936
     (Decrease) in accrued liabilities                                                          (4,687)                   (9,475)
                                                                                      -----------------        ------------------

Net cash used in operating activities                                                           (3,932)                     (515)
                                                                                      -----------------        ------------------

Cash flows from investing activities:
Purchase of acquired business                                                                  (18,286)                        -
Capital expenditures                                                                            (2,880)                     (976)
Software development costs                                                                           -                    (3,554)
Proceeds from disposition of property & equipment                                                    -                       578
Investments                                                                                     (2,698)                        -
                                                                                      -----------------        ------------------

Net cash used in investing activities                                                          (23,864)                   (3,952)
                                                                                      -----------------        ------------------

Cash flows from financing activities:

Net proceeds from revolving line of credit                                                       7,000                    10,000
Repayment of senior bank debt                                                                   (3,141)                   (4,337)
Increase in deferred financing fees                                                                  -                      (685)
Proceeds from term loans                                                                        10,000                         -
Proceeds from issuance of preferred stock                                                       13,750                         -
Proceeds from issuance of common stock                                                           6,500                       150
Purchase of common stock subject to redemption                                                     (10)                     (463)
                                                                                      -----------------        ------------------

Net cash provided by financing activities                                                       34,099                     4,665
                                                                                      -----------------        ------------------

Increase in cash and cash equivalents                                                            6,303                       198

Cash and cash equivalents, beginning of period                                                   2,968                     8,919
                                                                                      -----------------        ------------------

Cash and cash equivalents, end of period                                              $          9,271         $           9,117
                                                                                      =================        ==================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                              $         19,408         $          16,128
                                                                                      =================        ==================
Cash paid during the period for income taxes                                          $            344         $             229
                                                                                      =================        ==================
Preferred stock dividends accrued                                                     $         11,337         $          14,153
                                                                                      =================        ==================
Accretion of preferred stock                                                          $            688         $             698
                                                                                      =================        ==================

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

                         WRC MEDIA INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

1.       ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying condensed consolidated financial statements include the accounts of WRC Media Inc. ("WRC Media") and its subsidiaries - Weekly Reader Corporation, CompassLearning, Inc. and ChildU, Inc. The term "Company" refers to WRC Media and its subsidiaries. Separate financial statements for CompassLearning, Inc. are not presented and it is not filing a separate report under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

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

On May 18, 2001 WRC Media made a strategic investment in ThinkBox Inc., a leading creator of Internet-delivered education programs for the school and home markets. Key elements of the broad partnership include an investment by WRC Media in ThinkBox(TM), WRC Media's acquisition of distribution rights for ThinkBox(TM) programs to schools, and the licensing to ThinkBox(TM) of the Weekly Reader(R) brand names and content for use in its programs. This investment is accounted for under the equity method of accounting. For the nine-months ended September 30, 2002, WRC Media has recorded a $2.1 million loss on this investment. The investment of ThinkBox is currently valued at $1.0 million and is included in Other assets and investments on the balance sheet at September 30, 2002.

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

These condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 2001. The operating results for the nine-month periods ended September 30, 2001 and 2002 are not necessarily indicative of the results that may be expected for a full year.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, SFAS No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interest method. The adoption of SFAS No. 141 did not have a material effect on the Company's results of operations or financial position. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment as well. Goodwill recognized on or before June 30, 2001 has been assigned to various reporting units and has been tested for impairment during the six months ending June 30, 2002, the period in which SFAS No. 142 is initially applied in its entirety. On January 1, 2002, the Company adopted SFAS No. 142 for its goodwill and identifiable intangible assets. Upon adoption, the Company ceased the amortization of goodwill and other indefinite lived intangible assets, which consist of trademarks. As required by this statement, the Company reviewed its indefinite lived intangibles (trademarks) for impairment as of January 1, 2002. The effect on the results of operations for the comparative period ended September 30, 2001 had the Company adopted this accounting change on January 1, 2001 would have resulted in reducing the Company's amortization expense and pre-tax losses approximately $8,180 for the nine-months ended September 30, 2001.

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


                                        December 31,    Impairment     September 30,
(in thousands)                              2001        Adjustment         2002
--------------------------------        --------------------------------------------

Goodwill                                $ 234,982         $ (66,961)       $ 168,021
Long Lived Assets - Trademarks             47,211            (5,061)          42,150
                                        ---------         ---------        ---------

                                        $ 282,193         $ (72,022)       $ 210,171
                                        =========         =========        =========

The Company also recorded non-cash deferred income tax expense of approximately $5,000 on January 1, 2002 and $1,500 during the nine-months ended September 30, 2002, related to the adoption of SFAS 142. The non-cash charge of $5,000 on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with the Company's net operating losses. Historically, the Company did not need a valuation allowance for the portion of their net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by the Company's net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company continues to amortize these assets for tax purposes. As a result, the Company will have deferred tax liabilities that will arise each quarter as the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, the Company also recorded an additional $1,500 to increase the valuation allowance for the nine-months ended September 30, 2002. The Company expects that it will record an additional $500 to increase the valuation allowance during the remaining three-months of 2002.

The following information represents pro forma net loss assuming the adoption of SFAS 142 on January 1, 2001:

                                                         For the Three Months Ended            For the Nine Months Ended
                                                      ----------------------------------   -----------------------------------
                                                       September 30,     September 30,      September 30,      September 30,
(in thousands)                                             2001               2002              2001               2002
----------------------------------------------------------------------------------------   -----------------------------------

Reported Net Income (loss)                               $(11,418)          $  4,561           $(45,195)          $(83,800)
  Addback:
      Goodwill Amortization                                 2,433               --                7,197               --
      Amortization of Trademarks                              328               --                  983               --
      Cumulative effect of a change in
       accounting principle                                  --                 --                 --               72,022
      Deferred provision for income taxes                    --                  500               --                6,500
                                                         --------           --------           --------           --------

                                                         $ (8,657)          $  5,061           $(37,015)          $ (5,278)
                                                         ========           ========           ========           ========

The Company adopted the provisions of SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by Statements of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues," as of January 1, 2001. The Company believes that it has properly identified all derivative instruments and any embedded derivative instruments that require bifurcation. The Company's hedging activities, if any, are in accordance with its documented and approved hedging and risk management policies. Specifically, we have appropriately designated all hedging instruments as either fair value or cash flow hedges, or hedges of a net investment in a foreign operation. We believe the timing, nature, and amounts of all forecasted transactions are probable of occurring. The fair values of all derivatives, embedded derivatives that have been bifurcated, and hedged items have been determined based on prevailing market prices or by using financial models that we believe are the appropriate models for valuing such instruments and that incorporate market data and other assumptions that we have determined to be reasonable and appropriate at September 30, 2002. WRC Media Corporation has $152 million of callable senior subordinated notes outstanding. These notes pay a fixed coupon of 12.75% and mature on 11/15/09. The prolonged Fed easing campaign of 2001-2002 has brought short-term rates down to 40-year lows, greatly increasing the opportunity cost of the notes. In order to immediately reduce funding costs, WRC Media moved down the yield curve by swapping a portion of the fixed rate 12.75% Notes to floating rate. In addition, WRC also guaranteed positive carry for the one-year period May 15, 2002 through May 15, 2003 of the transaction by locking in the LIBOR forwards below the fixed rate of the swap. The swap transaction does not qualify for hedge accounting treatment and as such, the Company marks-to-market the swap contract at the end of each quarter. For the nine-months ended September 30, 2002, WRC has recorded an unrealized gain of $1.6 million related to its interest rate swap, which is being marked to market under SFAS 133. This gain is reflected in Other, net in the consolidated statement of operations.

Debt

As of September 30, 2002, there were $10 million in outstanding advances under the Company's $30 million revolving credit facility, which bear interest approximating 5.3% at September 30, 2002. In addition, there is an annually renewable stand-by letter of credit in the amount of $2 million in connection with a real estate lease entered into by the Company. While this letter of credit is in effect, the Company's available borrowing under the revolving credit facility is reduced by $2 million.

Inventories

Inventories are comprised of the following:

                                                        December 31,     September 30,
                                                            2001              2002
                                                        ------------     -------------
     Finished goods                                     $   17,588       $   18,555
     Raw materials                                             211              751
     Less - allowance for obsolescence                      (2,773)          (2,971)
                                                        ----------       -----------
                                                        $   15,026       $   16,335
                                                        ==========       ==========

Intangibles

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill and indefinite lived intangible assets as of December 31, 2001 and September 30, 2002 are as follows:

                           ---------------------------------------------------   ---------------------------------------------------
                                            December 31, 2001                                    September 30, 2002
                           ---------------------------------------------------   ---------------------------------------------------
                                              Accumulated                                           Accumulated
                               Gross          Amortization          Net             Gross           Amortization           Net
                           ---------------  -----------------  --------------   ---------------   -----------------   --------------
Customer Lists                   $ 62,911          $ (15,210)       $ 47,701          $ 62,911           $ (19,895)        $ 43,016
Copyrights                         21,053             (4,537)         16,516            21,053              (7,239)          13,814
Product Titles                     13,475             (8,192)          5,283            13,475              (9,843)           3,632
Trade name                          3,520             (2,169)          1,351             3,520              (2,829)             691
Workforce in place                  2,980             (2,449)            531             2,980              (2,980)               -
Non-compete agreements             77,334            (77,334)              -            77,334             (77,334)               -
Databases                             560               (471)             89               560                (530)              30
Other                               1,199               (389)            810               677                (390)             287
                           ---------------  -----------------  --------------   ---------------   -----------------   --------------
   Total:                       $ 183,032         $ (110,751)       $ 72,281         $ 182,510          $ (121,040)        $ 61,470
                           ===============  =================  ==============   ===============   =================   ==============

For intangible assets other than goodwill not subject to amortization, the total carrying amount is $42,150 at September 30, 2002.

The estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the year ended December 31,
----------------------------------------------
2002 .............................    $ 20,186
2003 .............................    $ 14,965
2004 .............................    $ 11,294
2005 .............................    $  8,895
2006 .............................    $  6,413

Notes Offering and Guarantor and Non-Guarantor Financial Information

In connection with the recapitalization and purchase of Weekly Reader during November 1999, the Company, Weekly Reader and Compass as co-issuers completed an offering of $152.0 million 12 3/4% Senior Subordinated Notes due 2009 (the "Old Notes"). In June 2000, the Old Notes were exchanged in full for $152.0 million of new 12 3/4% Senior Subordinated Notes due 2009 (the "Notes"), which have terms that are substantially identical to the Old Notes except that the Notes were registered with the SEC. Interest on the Notes is payable semi-annually, on May 15 and November 15 of each year. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of the Company, including CompassLearning, Inc., a 100% wholly owned subsidiary and Weekly Reader Corporation, a non-wholly owned subsidiary of the Company (collectively, the "Subsidiary Guarantors").

The following tables present condensed consolidating financial information for the three-months and nine-months ended September, 30, 2001 and 2002 for: (1) the Company on a standalone basis, (2) Weekly Reader Corporation, a non-wholly owned subsidiary, (3) CompassLearning, Inc., a wholly owned subsidiary on a standalone basis, (4) the non-guarantor subsidiary of the Company (ChildU, Inc.), and (5) the Company on a consolidated basis.

Separate financial statements for CompassLearning, Inc. are not presented and it is not filing a separate report under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

                                                                                                        Subsidiary Guarantors
                                                                                 ------------------------------------------------
                                                                                    Weekly Reader          CompassLearning
                                                             WRC Media Inc.          Corporation                 Inc.
                                                          ---------------------  --------------------- --------------------------
                                                                                                            (In thousands)
Balance Sheet as of September 30, 2002
Current assets                                               $   9,832               $ 136,270               $  23,346
Property and equipment, net                                       --                     6,228                     816
Goodwill and other intangible assets, net                      173,353                  55,052                  31,969
Other assets                                                   106,622                  43,863                   2,803
                                                             ---------               ---------               ---------
Total assets                                                 $ 289,807               $ 241,413               $  58,934
                                                             =========               =========               =========

Current liabilities:                                         $  83,915               $  72,932               $  24,810
Long-term debt, less current portion                           147,168                 109,467                  21,700
Other liabilities                                               11,751                   6,500                   3,296
Warrants on preferred stock                                       --                     9,133                   2,618
Common stock subject to redemption                                 965                    --                      --
Redeemable preferred stock, plus accrued dividends             105,436                  75,000                    --
Stockholders equity (deficit):                                 (59,428)               (151,025)                  6,510
Interdivisional equity                                            --                   119,406                    --
                                                             ---------               ---------               ---------
Total liabilities and stockholders equity (deficit)          $ 289,807               $ 241,413               $  58,934
                                                             =========               =========               =========


                                                                                                        Subsidiary Guarantors
                                                                                 ------------------------------------------------
                                                                                    Weekly Reader      CompassLearning
Statement of operations for three months                     WRC Media Inc.          Corporation                 Inc.
ended September 30, 2002                                  ---------------------  --------------------- --------------------------
                                                                                    (In thousands)
Revenue                                                      $    --                 $  44,672               $  10,502
Operating expenses                                               1,045                  30,298                  11,277
Interest expense, net                                            5,205                   7,325                       1
Other (income) expense                                           1,219                  (1,423)                     (4)
Provision for income taxes                                        --                       501                    --
Cumulative effect of accounting change                            --                      --                      --
                                                             ---------               ---------               ---------
Net income (loss)                                            $  (7,469)              $   7,971               $    (772)
                                                             =========               =========               =========


                                                                                                        Subsidiary Guarantors
                                                                                 ------------------------------------------------
                                                                                    Weekly Reader      CompassLearning
Statement of operations for nine months                      WRC Media Inc.          Corporation                 Inc.
ended September 30, 2002                                 ---------------------  --------------------- --------------------------
                                                                                    (In thousands)
Revenue                                                      $    --                 $ 109,404               $  35,767
Operating expenses                                               3,133                  84,883                  37,166
Interest expense, net                                           15,550                  21,646                      10
Other (income) expense                                           2,860                  (1,651)                      2
Provision for income taxes                                          30                   6,618                      36
Cumulative effect of accounting change                            --                    72,022                    --
                                                             ---------               ---------               ---------
Net income (loss)                                            $ (21,573)              $ (74,114)              $  (1,447)
                                                             =========               =========               =========

Cash flow for nine months
ended September 30, 2002

Cash flow provided by (used in) operations                   $ (14,402)              $  (3,975)              $   5,014
Cash flow provided by (used in) investing activities              --                      (121)                 (2,502)
Cash flow provided by (used in) financing activities            13,557                   5,628                  (2,901)
Cash at beginning of period                                      2,643                   5,691                     394
                                                             ---------               ---------               ---------
Cash at end of period                                        $   1,798               $   7,223               $       5
                                                             =========               =========               =========



                                                                                                        Subsidiary Guarantors

                                                             Non-Guarantor                            WRC Media Inc.
                                                             Subsidiaries         Elimination          Consolidated
                                                          --------------------  -----------------  ---------------------

Balance Sheet as of September 30, 2002
Current assets                                               $   1,848               $ (79,928)          $  91,368
Property and equipment, net                                        247                       0               7,291
Goodwill and other intangible assets, net                       16,174                       0             276,548
Other assets                                                      --                  (118,719)             34,569
                                                             ---------               ---------           ---------
Total assets                                                 $  18,269               $(198,647)          $ 409,776
                                                             =========               =========           =========

Current liabilities:                                         $  11,624               $ (79,919)          $ 113,362
Long-term debt, less current portion                              --                                       278,335
Other liabilities                                                 --                                        21,547
Warrants on preferred stock                                       --                   (11,751)               --
Common stock subject to redemption                                --                      --                   965
Redeemable preferred stock, plus accrued dividends                --                   (75,000)            105,436
Stockholders equity (deficit):                                   6,645                  87,429            (109,869)
Interdivisional equity                                                                (119,406)                 --
                                                             ---------               ---------           ---------
Total liabilities and stockholders equity (deficit)          $  18,269               $(198,647)          $ 409,776
                                                             =========               =========           =========




                                                             Non-Guarantor                            WRC Media Inc.
Statement of operations for three months                     Subsidiaries         Elimination          Consolidated
ended September 30, 2002                                  --------------------  -----------------  ---------------------
Revenue                                                      $   1,282               $    --             $  56,456
Operating expenses                                               1,406                    --                44,026
Interest expense, net                                               (1)                 (4,954)              7,576
Other (income) expense                                            --                      --                  (208)
Provision for income taxes                                        --                      --                   501
Cumulative effect of accounting change                            --                      --                  --
                                                             ---------               ---------           ---------
Net income (loss)                                            $    (123)              $   4,954           $   4,561
                                                             =========               =========           =========




                                                             Non-Guarantor                            WRC Media Inc.
Statement of operations for nine months                      Subsidiaries         Elimination          Consolidated
ended September 30, 2002                                  --------------------  -----------------  ---------------------
Revenue                                                      $   2,011               $    --             $ 147,182
Operating expenses                                               3,503                    --               128,685
Interest expense, net                                             --                   (14,826)             22,380
Other (income) expense                                            --                      --                 1,211
Provision for income taxes                                        --                      --                 6,684
Cumulative effect of accounting change                            --                      --                72,022
                                                             ---------               ---------           ---------
Net income (loss)                                            $  (1,492)              $  14,826           $ (83,800)
                                                             =========               =========           =========

Cash flow for nine months
ended September 30, 2002

Cash flow provided by (used in) operations                   $  (1,684)              $  14,532           $    (515)
Cash flow provided by (used in) investing activities            (1,329)                   --                (3,952)
Cash flow provided by (used in) financing activities             2,913                 (14,532)              4,665
Cash at beginning of period                                        191                    --                 8,919
                                                             ---------               ---------           ---------
Cash at end of period                                        $      91               $    --             $   9,117
                                                             =========               =========           =========

                                                                                                     Subsidiary Guarantors
                                                                              ------------------------------------------------
                                                                                 Weekly Reader      CompassLearning
Statement of operations for three months                  WRC Media Inc.          Corporation                 Inc.
ended September 30, 2001                                --------------------  --------------------- --------------------------
                                                                                 (In thousands)
Revenue                                                   $    --                 $  45,676               $  14,218
Operating expenses                                           11,630                  34,231                  15,648
Interest expense, net                                         5,045                   8,136                    --
Other (income) expense                                          481                     (26)                    (11)
Provision for income taxes                                        8                     215                    --
                                                          ---------               ---------               ---------
Net income (loss)                                         $ (17,164)              $   3,120               $  (1,419)
                                                          =========               =========               =========

Statement of operations for nine months
ended September 30, 2001

Revenue                                                   $    --                 $ 111,967               $  48,747
Operating expenses                                           34,707                  92,399                  50,285
Interest expense, net                                        15,474                  24,853                      (7)
Other (income) expense                                        1,071                    (145)                    (11)
Provision for income taxes                                      177                     324                       2
                                                          ---------               ---------               ---------
Net income (loss)                                         $ (51,429)              $  (5,464)              $  (1,522)
                                                          =========               =========               =========

Cash flow for nine months
ended September 30, 2001

Cash flow provided by (used in) operations                $ (13,528)              $  (7,313)              $   5,056
Cash flow provided by (used in) investing activities        (14,063)                 (9,818)                   (102)
Cash flow provided by (used in) financing activities         31,838                  19,028                  (4,944)
Cash at beginning of period                                    --                     2,914                      54
                                                          ---------               ---------               ---------
Cash at end of period                                     $   4,247               $   4,811               $      64
                                                          =========               =========               =========




                                                                 Non-Guarantor                            WRC Media Inc.
Statement of operations for three months                         Subsidiaries         Elimination          Consolidated
ended September 30, 2001                                      --------------------  -----------------  ---------------------
Revenue                                                          $     343               $    --             $  60,237
Operating expenses                                                   1,236                    --                62,745
Interest expense, net                                                   (1)                 (4,937)              8,243
Other (income) expense                                                --                      --                   444
Provision for income taxes                                            --                      --                   223
                                                                 ---------               ---------           ---------
Net income (loss)                                                $    (892)              $   4,937           $ (11,418)
                                                                 =========               =========           =========

Statement of operations for nine months
ended September 30, 2001

Revenue                                                          $     417               $    --             $ 161,131
Operating expenses                                                   1,987                    --               179,378
Interest expense, net                                                   (1)                (14,789)             25,530
Other (income) expense                                                --                      --                   915
Provision for income taxes                                            --                      --                   503
                                                                 ---------               ---------           ---------
Net income (loss)                                                $  (1,569)              $  14,789           $ (45,195)
                                                                 =========               =========           =========

Cash flow for nine months
ended September 30, 2001

Cash flow provided by (used in) operations                       $  (2,010)              $  13,863           $  (3,932)
Cash flow provided by (used in) investing activities                   119                    --               (23,864)
Cash flow provided by (used in) financing activities                 2,040                 (13,863)             34,099
Cash at beginning of period                                           --                      --                 2,968
                                                                 ---------               ---------           ---------
Cash at end of period                                            $     149               $    --             $   9,271
                                                                 =========               =========           =========

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

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                              December 31,                 September 30,
                                                                                  2001                         2002
                                                                          ---------------------       ------------------------
                                                                                                            (Unaudited)
ASSETS
Current Assets:

     Cash                                                                      $   5,691                      $   7,223
     Accounts receivable, net                                                     24,818                         41,900
     Inventories, net                                                             13,718                         14,875
     Due from related party, net                                                   2,858                          7,934
     Prepaid expenses                                                              2,702                          2,980
     Other current assets                                                         13,891                          9,068
                                                                               ---------                      ---------

       Total current assets                                                       63,678                         83,980

Property and equipment, net                                                        7,541                          6,228
Goodwill, net                                                                    101,978                         35,018
Deferred financing costs, net                                                        873                            737
Identified intangible assets, net                                                 29,109                         20,034
Other assets                                                                      17,651                         26,950
                                                                               ---------                      ---------

       Total Assets                                                            $ 220,830                      $ 172,947
                                                                               =========                      =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable                                                          $  15,855                      $  17,220
     Deferred revenue                                                             18,398                         32,881
     Accrued expenses and other                                                   26,664                         19,550
     Current portion of long-term debt                                             6,171                          7,333
                                                                               ---------                      ---------

       Total current liabilities                                                  67,088                         76,984

Deferred tax liability                                                              --                            6,500
Long-term debt                                                                   273,544                        278,335
                                                                               ---------                      ---------
       Total liabilities                                                         340,632                        361,819
                                                                               ---------                      ---------

Commitments and contingencies
Redeemable preferred stock, plus accrued dividends (Liquidation                  102,573                        114,550
   preference of $75,000 plus accrued dividends)

Stockholders' deficiency:
     Common stock, ($.01 par value, 20,000,000 shares authorized;
        2,830,000 shares issued & outstanding)                                        28                             28
     Additional paid-in capital                                                    9,133                          9,133
     Due from parent                                                             (67,738)                       (62,693)
     Accumulated comprehensive income                                               (316)                          (316)
     Accumulated deficit                                                        (163,482)                      (249,574)
                                                                               ---------                      ---------

       Total stockholders' deficiency                                           (222,375)                      (303,422)
                                                                               ---------                      ---------

       Total liabilities and stockholders' deficiency                          $ 220,830                      $ 172,947
                                                                               =========                      =========

         The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                           2001                    2002
                                                                     ------------------      -----------------
Sales, net                                                                $ 45,676               $ 44,672

Cost of goods sold                                                          11,471                 10,461
                                                                          --------               --------

Gross profit                                                                34,205                 34,211
                                                                          --------               --------

Costs and expenses:
     Marketing and selling                                                   8,767                  6,853
     Distribution, circulation and fulfillment                               3,677                  3,497
     Editorial                                                               2,295                  2,606
     General and administrative                                              4,511                  4,339
     Depreciation                                                              495                    462
                                                                          --------               --------

                                                                            19,745                 17,757
                                                                          --------               --------

Income before amortization of goodwill and intangible assets                14,460                 16,454

     Amortization of goodwill and intangible assets                          3,015                  2,080
                                                                          --------               --------

Income from operations                                                      11,445                 14,374

Other income (expense):
Interest expense, including amortization
   of deferred financing costs                                              (8,136)                (7,325)
Other, net                                                                      26                  1,423
                                                                          --------               --------

Income before income tax provision                                           3,335                  8,472

Income tax provision                                                           215                    501
                                                                          --------               --------

Net income                                                                $  3,120               $  7,971
                                                                          ========               ========


         The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                           2001                    2002
                                                                     -----------------       -----------------
Sales, net                                                                $ 111,967               $ 109,404

Cost of goods sold                                                           29,517                  27,492
                                                                          ---------               ---------

Gross profit                                                                 82,450                  81,912
                                                                          ---------               ---------

Costs and expenses:
     Marketing and selling                                                   21,188                  20,364
     Distribution, circulation and fulfillment                                9,417                   9,494
     Editorial                                                                7,901                   7,476
     General and administrative                                              14,006                  12,181
     Depreciation                                                             1,501                   1,396
                                                                          ---------               ---------

                                                                             54,013                  50,911
                                                                          ---------               ---------

Income before amortization of goodwill and intangible assets                 28,437                  31,001

     Amortization of goodwill and intangible assets                           8,869                   6,480
                                                                          ---------               ---------

Income from operations                                                       19,568                  24,521

Other income (expense):
Interest expense, including amortization
   of deferred financing costs                                              (24,853)                (21,646)
Other, net                                                                      145                   1,651
                                                                          ---------               ---------

Income (loss) before income tax provision                                    (5,140)                  4,526

Income tax provision                                                            324                   6,618
                                                                          ---------               ---------

Net loss before cumulative effect of change
   in accounting principle                                                   (5,464)                 (2,092)

Cumulative effect of change in accounting principle                            --                   (72,022)
                                                                          ---------               ---------

Net loss                                                                  $  (5,464)              $ (74,114)
                                                                          =========               =========

         The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)
                             (dollars in thousands)


                                                                                         2001                      2002
                                                                                 ----------------------    ---------------------
Cash flows from operating activities:

Net loss                                                                                 $ (5,464)              $(74,114)

Adjustments to reconcile net loss to net cash used in operating activities:
     Cumulative effect of accounting change                                                  --                   72,022
     Deferred income taxes                                                                   --                    6,500
     Depreciation and amortization                                                         10,370                  7,876
     Unrealized gain from hedging transactions                                               --                   (1,619)
     Amortization of deferred financing fees                                                   75                    135
     Loss on disposition of property and equipment                                              3                     43
     Interest expense-accretion of discounts and stock                                        254                    291
Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                                    (15,052)               (17,082)
     Decrease in inventories                                                                 (437)                (1,157)
     (Increase) in prepaid expenses and other assets                                       (5,394)                (5,604)
     (Decrease) in accounts payable                                                           420                  1,365
     Increase in deferred revenue                                                          11,236                 14,483
     (Decrease) in accrued expenses and other liabilities                                  (3,324)                (7,114)
                                                                                         --------               --------

Net cash used in operating activities                                                      (7,313)                (3,975)
                                                                                         --------               --------

Cash flows used in investing activities:

Payments for businesses acquired                                                           (7,043)                  --
Capital expenditures                                                                       (2,775)                  (699)
Proceeds from disposition of property and equipment                                          --                      578
                                                                                         --------               --------

Net cash used in investing activities                                                      (9,818)                  (121)
                                                                                         --------               --------

Cash flows from financing activities:

Net proceeds from revolving line of credit                                                  7,000                 10,000
Repayment of senior bank debt                                                              (3,141)                (4,337)
Proceeds from term loans                                                                   10,000                   --
Decrease in due from parent, net                                                            6,302                   (285)
Increase in due from related party                                                         (1,133)                   250
                                                                                         --------               --------

Net cash provided by financing activities                                                  19,028                  5,628
                                                                                         --------               --------

Increase in cash and cash equivalents                                                       1,897                  1,532

Cash, beginning of period                                                                   2,914                  5,691
                                                                                         --------               --------

Cash, end of period                                                                      $  4,811               $  7,223
                                                                                         ========               ========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                 $ 19,408               $ 16,128
                                                                                         ========               ========
Cash paid during the period for income taxes                                             $    142               $    163
                                                                                         ========               ========
Preferred stock dividends accrued                                                        $ 10,337               $ 11,977
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

1.       ORGANIZATION AND DESCRIPTION OF BUSINESS

Weekly Reader Corporation ("WRC"), PRIMEDIA Reference, Inc. ("PRI") and American Guidance Services, Inc. ("American Guidance") were wholly owned subsidiaries of PRIMEDIA Inc. ("PRIMEDIA"). On August 13, 1999, PRIMEDIA entered into a Redemption, Stock Purchase and Recapitalization Agreement (as amended as of October 6, 1999, the "Recapitalization Agreement") with WRC Media Inc. ("WRC Media"). The terms of the Recapitalization Agreement required that all of the outstanding capital stock of PRI and American Guidance be contributed to WRC prior to WRC Media's purchase of a majority interest in WRC for a purchase price of $395,000. The presentation of these financial statements reflects the capital contribution made by PRIMEDIA to WRC of all the PRI and American Guidance shares at their historical carrying values. In addition, on October 5, 1999, the authorized capital of WRC was amended to consist of 20,000,000 shares of common stock, par value $.01/share, and WRC declared a 10,000-for-one stock split effective on October 5, 1999. On November 17, 1999 WRC Media completed its recapitalization of WRC. The consolidated financial statements include the accounts of WRC and its subsidiary, Lifetime Learning System, Inc. ("Lifetime Learning"), PRI and its subsidiaries, Funk & Wagnalls Yearbook Corporation and Gareth Stevens, Inc. ("Gareth Stevens"), and American Guidance and its subsidiary, AGS International Sales, Inc. (collectively referred to as "Weekly Reader"). As a result of the recapitalization, WRC Media owns 94.9% and PRIMEDIA 5.1% of the common stock of Weekly Reader. On November 17, 1999 PRI legally changed its name to World Almanac Education Group ("WAE"). On May 9, 2001 American Guidance acquired through a subsidiary all of the operating assets of Lindy Enterprises, Inc. ("Lindy") for approximately $7,500. The transaction was accounted for as an asset purchase. Lindy develops curriculum-based skills assessment and test preparation products that correlate to national and state curriculum. The acquisition, if it had occurred on January 1 of the year prior to acquisition, would not have had a material impact on the results of operations.

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

The operating results for the nine-month periods ended September 30, 2001 and 2002 are not necessarily indicative of the results that may be expected for a full year.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, SFAS No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interest method. The adoption of SFAS No. 141 did not have a material effect on WRC's results of operations or financial position. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment as well. Goodwill recognized on or before June 30, 2001 has been assigned to various reporting units and has been tested for impairment during the six-months ending June 30, 2002, the period in which SFAS No. 142 is initially applied in its entirety. On January 1, 2002, WRC adopted SFAS No. 142 for its goodwill and identifiable intangible assets. Upon adoption, WRC ceased the amortization of goodwill and other indefinite lived intangible assets, which consist of trademarks. As required by this statement, WRC reviewed its indefinite lived intangibles (trademarks) for impairment as of January 1, 2002. The effect on the results of operations for the comparative period ended September 30, 2001 had WRC adopted this accounting change on January 1, 2001 would have resulted in reducing WRC's amortization expense and pre-tax losses approximately $2,523 for the nine-months ended September 30, 2001.

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



                                     December 31,    Impairment     September 30,
(in thousands)                           2001        Adjustment         2002
--------------------------------    ---------------------------------------------
Goodwill                              $ 101,979       $ (66,961)      $  35,018
Long Lived Assets - Trademarks           15,017          (5,061)          9,956
                                      ---------       ---------       ---------

                                      $ 116,996       $ (72,022)      $  44,974
                                      =========       =========       =========

WRC also recorded non-cash deferred income tax expense of approximately $5,000 on January 1, 2002 and $1,500 during the nine-months ended September 30, 2002, related to the adoption of SFAS 142. The non-cash charge of $5,000 on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with WRC's net operating losses. Historically, WRC did not need a valuation allowance for the portion of their net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by WRC's net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, WRC will continue to amortize these assets for tax purposes. As a result, WRC will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of WRC's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, WRC also recorded an additional $1,500 to increase the valuation allowance for the nine-months ended September 30, 2002. WRC expects that it will record an additional $500 to increase the valuation allowance during the remaining three-months of 2002.

The following information represents pro forma net loss assuming the adoption of SFAS 142 on January 1, 2001:

                                                               For the Three Months Ended            For the Nine Months Ended
                                                            ----------------------------------   ---------------------------------
                                                            September 30,      September 30,      September 30,      September 30,
(in thousands)                                                  2001               2002               2001               2002
----------------------------------------------------------------------------------------------   ---------------------------------
Reported Net Income (loss)                                   $  3,120            $  7,971           $ (5,464)          $(74,114)
  Addback:
      Goodwill Amortization                                       726                --                2,178               --
      Amortization of Trademarks                                  115                --                  345               --
      Cumulative effect of a change in accounting principle      --                  --                 --               72,022
      Deferred provision for income taxes                        --                   500               --                6,500
                                                             --------            --------           --------           --------

                                                             $  3,961            $  8,471           $ (2,941)          $  4,408
                                                             ========            ========           ========           ========

WRC adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues," as of January 1, 2001. WRC believes that it has properly identified all derivative instruments and any embedded derivative instruments that require bifurcation. WRC's hedging activities, if any, are in accordance with its documented and approved hedging and risk management policies. Specifically, we have appropriately designated all hedging instruments as either fair value or cash flow hedges, or hedges of a net investment in a foreign operation. We believe the timing, nature, and amounts of all forecasted transactions are probable of occurring. The fair values of all derivatives, embedded derivatives that have been bifurcated, and hedged items have been determined based on prevailing market prices or by using financial models that we believe are the appropriate models for valuing such instruments and that incorporate market data and other assumptions that we have determined to be reasonable and appropriate at September 30, 2002. WRC Media Corporation has $152 million of callable senior subordinated notes outstanding. These notes pay a fixed coupon of 12.75% and mature on 11/15/09. The prolonged Fed easing campaign of 2001-2002 has brought short-term rates down to 40-year lows, greatly increasing the opportunity cost of the notes. In order to immediately reduce funding costs, WRC Media moved down the yield curve by swapping a portion of the fixed rate 12.75% Notes to floating rate. In addition, WRC also guaranteed positive carry for the one-year period May 15, 2002 through May 15, 2003 of the transaction by locking in the LIBOR forwards below the fixed rate of the swap. The swap transaction does not qualify for hedge accounting treatment and as such, the Company marks-to-market the swap contract at the end of each quarter. For the nine-months ended September 30, 2002, WRC has recorded an unrealized gain of $1.6 million related to its interest rate swap, which is being marked to market under SFAS 133. This gain is reflected in Other, net in the consolidated statement of operations.

Debt

As of September 30, 2002, there were $10 million in outstanding advances under WRC's $30 million revolving credit facility, which bear interest approximating 5.3% at September 30, 2002. In addition, there is an annually renewable stand-by letter of credit in the amount of $2 million in connection with a real estate lease entered into by the Company. While this letter of credit is in effect, WRC's available borrowing under the revolving credit facility is reduced by $2 million.

Inventories

Inventories are comprised of the following:

                                                             December 31,         September 30,
                                                                2001                  2002
                                                             ------------         -------------
     Finished goods                                          $    16,377         $    17,164
     Raw materials                                                   114                 682
     Less - allowance for obsolescence                            (2,773)             (2,971)
                                                             -----------         -----------
                                                             $    13,718         $    14,875
                                                             ===========         ===========

Intangibles

The gross carrying amount and accumulated amortization of the WRC's intangible assets other than goodwill and indefinite-lived intangible assets as of September 30, 2002 and December 31, 2001 are as follows:

                        ----------------------------------------------------   ----------------------------------------------------
                                         December 31, 2001                                     September 30, 2002
                        ----------------------------------------------------   ----------------------------------------------------
                                            Accumulated                                            Accumulated
                            Gross          Amortization            Net             Gross           Amortization           Net
                        --------------   ------------------   --------------   ---------------   -----------------   --------------
Customer Lists             $ 36,748          $(33,070)          $  3,678          $ 36,748          $(33,769)          $  2,979
Copyrights                   17,520           (12,527)             4,993            17,520           (14,132)             3,388
Product Titles               22,400           (17,117)             5,283            22,400           (18,768)             3,632
Non-compete agreements       17,098           (17,098)              --              17,098           (17,098)              --
Databases                     5,812            (5,723)                89             5,812            (5,782)                30
Other                           264              (215)                49               264              (215)                49
                           --------          --------           --------          --------          --------           --------
   Total:                  $ 99,842          $(85,750)          $ 14,092          $ 99,842          $(89,764)          $ 10,078
                           ========          ========           ========          ========          ========           ========

For intangible assets other than goodwill not subject to amortization, the total carrying amount is $9,956 at September 30, 2002.

The estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the year ended December 31,
-----------------------------------------------
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion is intended to assist in understanding the financial condition as of September 30, 2002 of WRC Media Inc. ("WRC Media") and its subsidiaries and their results of operations for the three-month and nine-month periods ended September 30, 2001 and 2002. You should read the following discussion in conjunction with the financial statements of WRC Media and Weekly Reader Corporation ("Weekly Reader") attached to this discussion and analysis. Unless the context otherwise requires, references to "Weekly Reader" herein are to Weekly Reader and its subsidiaries, including American Guidance Service, Inc. ("AGS" or "American Guidance") and World Almanac Education Group, Inc. ("World Almanac"). Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries after giving effect to the transactions related to the acquisition of CompassLearning, Inc. ("CompassLearning") and recapitalization of Weekly Reader effectuated on July 14, 1999 and November 17, 1999, respectively (the "Acquisition and Recapitalization"). This discussion and analysis contains forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

Results of Operations for the Three-Months Ended September 30, 2002-- WRC Media Inc. and Subsidiaries

The results of operations of WRC Media and its subsidiaries encompass the operations of Weekly Reader and its subsidiaries, including AGS and World Almanac, CompassLearning, and ChildU, Inc. ("ChildU"). The results of operations of WRC Media and its subsidiaries should be read together with the separate discussion of the results of operations of Weekly Reader.

In analyzing WRC Media's results for the three-months ended September 30, 2001 and 2002, respectively, the seasonal nature of WRC Media's business should be considered. As a result of seasonality, approximately 20% of WRC Media's publication and related service revenues usually occur in its first quarter, 20% in its second quarter, and 60% in the third and fourth quarters combined. However, unlike this revenue stream, many of WRC Media's expenses are incurred evenly throughout the year.

WRC Media analyzes its revenues, expenses and operating results on a percentage of sales basis. The following table sets forth, for the periods indicated, consolidated statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net sales.

                                                                                 Three Months Ended September 30
                                                                             2001                             2002
                                                                -------------------------------   -------------------------------
                                                                   Amount      % of Net Sales       Amount       % of Net Sales
                                                                ------------  -----------------   -----------   -----------------
                                                                                       (Dollars in millions)

Sales, net                                                        $  60.2            100.0%         $  56.5            100.0%
Cost of goods sold                                                   16.5             27.4%            15.4             27.3%
                                                                  -------           ------          -------            -----
Gross profit                                                         43.7             72.6%            41.1             72.7%
Costs and expenses:
       Sales and marketing                                           14.4             24.0%            11.1             19.6%
       Research and development                                       1.3              2.2%             0.3              0.5%
       Distribution, circulation and fulfillment                      3.7              6.1%             3.5              6.2%
       Editorial                                                      2.3              3.8%             2.6              4.6%
       General and administrative                                     6.5             10.8%             6.0             10.6%
       Depreciation                                                   0.8              1.3%             0.7              1.2%
                                                                  -------           ------          -------            -----
                                                                     29.0             48.2%            24.2             42.7%
                                                                  -------           ------          -------            -----
Income before amortization of goodwill and intangible assets,
interest expense, income taxes and other, net                        14.7             24.4%            16.9             30.0%
Amortization of goodwill and intangible assets                       17.2             28.6%             4.5              8.0%
                                                                  -------           ------          -------            -----
Income(loss) from operations                                         (2.5)            (4.2%)           12.4             22.0%
Interest expense, including amortization
of deferred financing costs                                          (8.2)           (13.6%)           (7.6)           (13.5%)
Loss on investments                                                  (0.3)            (0.5%)           (0.9)            (1.6%)
Other, net                                                           (0.2)            (0.3%)            1.2              2.1%
                                                                  -------           ------          -------            -----
Income(loss) before income tax provision                            (11.2)           (18.6%)            5.1              9.0%
Income tax provision                                                  0.2              0.3%             0.5              0.9%
                                                                  -------           ------          -------            -----
Net income(loss)                                                  $ (11.4)           (18.9%)        $   4.6              8.1%
                                                                  =======           ======          =======            =====


       EBITDA(a)                                                  $  16.1             26.7%         $  17.5             31.0%
                                                                  =======           ======          =======            =====

(a) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization not including WRC Media's unrestricted subsidiaries. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles. Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and ThinkBox "Unrestricted Subsidiaries" under its Credit Agreement so as to: (i) exclude them from all the negative covenants in the Credit Agreement including the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and (ii) Permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox performance will not be included in any covenant calculations. Accordingly, Consolidated EBITDA (before unrestricted subsidiaries) is defined as WRC Media consolidated EBITDA excluding the $1.0 million EBITDA loss in 2002 and the $1.1 million EBITDA loss in 2001 contributed by its unrestricted subsidiaries - ChildU and its investment in Thinkbox.

Three-Months Ended September 30, 2002 Compared to Three-Months Ended September 30, 2001

Sales, net. For the three-months ended September 30, 2002, net sales decreased $3.7 million, or 6.1%, to $56.5 million from $60.2 million for the same period in 2001. This decrease was primarily the result of a $3.7 million or 26.1% decrease at WRC Media's CompassLearning operating unit.

At CompassLearning, net revenue decreased $3.7 million, or 26.1%, to $10.5 million for the three-months ended September 30, 2002 from $14.2 million for the same period in 2001 primarily driven by lower software revenue. New software sales for the third quarter of 2002 decreased by $3.0 million or 40.5% to $4.4 million from $7.4 million for the same period in 2001. CompassLearning has been the most affected by the extremely difficult funding situation, as the primary funding sources for schools to purchase its software is Title 1 funding. Net sales at ChildU, WRC's unrestricted subsidiary (see footnote 1 below), increased nearly $1.0 million or 333.3% to $1.3 million for the three-months ended September 30, 2002 from $0.3 million for the same period in 2001 driven by sales of its online curriculum products.

At AGS, sales increased $0.5 million, or 2.6%, to $19.8 million for the three-months ended September 30, 2002 from $19.3 million for the same period in 2001, primarily due to higher sales of assessment products.

At Weekly Reader, not including AGS and World Almanac, net sales decreased $2.0 million, or 14.6%, to $11.7 million from $13.7 million for the same period in 2001. This was attributable to $2.0 million or 46.2% decrease in custom publishing revenue from Weekly Reader's subsidiary Lifetime Learning Systems for the three-months ended September 30, 2002. Lifetime Learning Systems has been affected by the general decline in media advertising spending.

At World Almanac Education Group, third quarter sales increased by $0.4 million, or 3.1% (Excluding Funk & Wagnalls, World Almanac's third quarter core revenue* increased 5.1% compared to the same period in 2001), to $13.1 million for the three-months ended September 30, 2002 from $12.7 million for the same period in 2001, primarily as a result of continued strength of World Almanac's Gareth Stevens children's library books division. At Gareth Stevens, the third quarter of 2002 revenue of $4.8 million was $1.1 million or 29.7% greater than the third quarter of 2001 driven by strong sales in wholesale and press run channels (mostly from new imprints -World Almanac Library and Weekly Reader Early Learning Library) and strong special sales. This was partially offset by $0.5 million or 8.6% sales decrease at WAE Library Services division compared to the same period in 2001 driven by the weak library market.

Gross profit. For the three-months ended September 30, 2002, gross profit decreased by $2.6 million, or 5.9%, to $41.1 million from $43.7 million for the same period in 2001. This decrease was primarily driven by a decrease in new software revenue at CompassLearning described above. WRC Media's gross profit as a percentage of sales slightly increased to 72.7% for the three-months ended September 30, 2002 from 72.6% for the same period in 2001.

Costs and expenses. For the three-months ended September 30, 2002, costs and expenses decreased by $4.8 million, or 16.6%, to $24.2 million from $29.0 million for the same period in 2001. This was primarily attributable to $3.3 million or 22.9% decrease in sales and marketing expenses, primarily lower sales commissions at CompassLearning resulting from lower software sales combined with $1.0 million lower research and development expense at CompassLearning and $0.5 million lower general and administrative expenses resulting from cost savings associated with the reduction in workforce which took place in early 2002.






* At World Almanac, non-core revenue is comprised of revenue from World Almanac's Funk & Wagnalls Yearbooks sales. World Almanac is no longer soliciting new subscribers for its Yearbooks since the print edition of the Funk & Wagnalls Encyclopedia was discontinued. Accordingly, Funk & Wagnalls sales of Yearbooks are naturally declining year-over-year, as it is entirely dependent upon sales orders from existing customers via renewals.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the three-months ended September 30, 2002, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased by $2.2 million, or 15.0%, to $16.9 million from $14.7 million for the same period in 2001. This increase was primarily due to $4.8 million lower operating costs and expenses partially offset by $2.6 million lower gross profit driven by lower sales described above.

Amortization of goodwill and intangible assets. For the three-months ended September 30, 2002, amortization of intangible assets decreased by $12.7 million, or 73.8%, to $4.5 million from $17.2 million for the same period in 2001. This decrease was primarily due to a decrease in amortization of goodwill and intangibles with indefinite lives as a result of the Company's adoption of SFAS No. 142, which promulgates that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. The reassessment of estimated useful lives of intangible assets was completed during the first quarter of 2002. As a result of the Company's adoption of SFAS No. 142, a portion of the intangible assets and all of goodwill recognized prior to December 31, 2001 is no longer being amortized effective January 1, 2002. The Company completed the transitional goodwill impairment test during the second quarter ended June 30, 2002 resulting in an impairment charge of $72.0 million, which was recorded as a cumulative effect of an accounting change as of January 1, 2002.

Income (loss) from operations. For the three-months ended September 30, 2002, the Company had income from operations of $12.4 million, as compared to a loss from operations of $2.5 million for the same period in 2001. This shift from a loss from operations to income from operations was primarily driven by lower amortization of goodwill and intangible assets of $12.7 million combined with $2.2 million higher income before amortization of goodwill and intangible assets described above.

Interest expense, including amortization of deferred financing costs. For the three-months ended September 30, 2002, interest expense decreased by $0.6 million, or 7.3%, to $7.6 million from $8.2 million for the same period in 2001 and interest expense as a percentage of sales decreased to 13.5% from 13.6% for the same period in 2001. The decrease in interest expense was primarily attributable to lower interest rates charged on the Company's senior indebtedness. Interest expense for the three-months ended September 30, 2002 and 2001 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization and the acquisition of Lindy on May 9, 2001.

Loss on investments. For the three-months ended September 30, 2002, loss on investments increased $0.7 million to $1.0 million from $0.3 for the same period in 2001. This increase was primarily due to $1.0 million loss on investment recognized during the three-month period ended September 30, 2002 related to WRC Media's minority investment in ThinkBox, Inc.

Other, net. For the three-months ended September 30, 2002, other, net increased $1.4 million compared to the same period in 2001. For the three-months ended September 30, 2002, WRC Media has recorded an unrealized gain of $1.4 million related to its interest rate swap, which is being marked to market under SFAS 133.

Income tax provision. For the three-months ended September 30, 2002, the provision for income taxes is $0.5 million compared to $0.2 million income tax provision for the same period in 2001 entirely as a result of the adoption of SFAS 142. The non-cash charge of $0.5 million was recorded to increase the valuation allowance related to the Company's net operating losses for the three-months ended September 30, 2002.

Net income (loss). For the three-months ended September 30, 2002, net loss decreased by $16.0 million, or 140.4%, to net income of $4.6 million from a net loss of $11.4 million for the same period in 2001 primarily as a result of the reasons described above.

EBITDA (excluding ChildU and ThinkBox). For the three-months ended September 30, 2002, EBITDA increased $1.4 million or 8.7% to $17.5 million from $16.1 million for the same period in 2001. We have excluded the EBITDA loss of ChildU and WRC Media's investment in ThinkBox of $1.0 million and $1.1 million for the three-months ended September 30, 2002 and 2001, respectively, because these operations have been classified as unrestricted subsidiaries under the Company's Credit Agreement and as such, their operating results do not impact the Company's ability to pay interest, repay debt or make capital expenditures. ChildU's operations and WRC Media's investment in ThinkBox were entirely funded from the proceeds of the 18% Junior Participating Cumulative Convertible Preferred Stock.

Results of Operations for the Three-Months Ended September 30, 2002 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.

                                                                                    Three Months Ended September 30
                                                                                2001                              2002
                                                                     --------------------------------  -----------------------------
                                                                       Amount       % of Net Sales       Amount      % of Net Sales
                                                                     ------------  ------------------  ------------  ---------------
                                                                                           (Dollars in millions)
Sales, net                                                             $  45.7            100.0%         $  44.7            100.0%
Cost of goods sold                                                        11.5             25.2%            10.5             23.5%
                                                                       -------           ------          -------            -----
Gross profit                                                              34.2             74.8%            34.2             76.5%
Costs and expenses:
       Sales and marketing                                                 8.8             19.3%             6.9             15.4%
       Distribution, circulation and fulfillment                           3.6              7.9%             3.5              7.8%
       Editorial                                                           2.3              5.0%             2.6              5.8%
       General and administrative                                          4.5              9.8%             4.3              9.6%
       Depreciation                                                        0.5              1.1%             0.5              1.1%
                                                                       -------           ------          -------            -----
                                                                          19.7             43.1%            17.8             39.7%
                                                                       -------           ------          -------            -----
Income before amortization of goodwill and intangible assets,
  interest expense, income taxes and other, net                           14.5             31.7%            16.4             36.8%
Amortization of goodwill and intangible assets                             3.0              6.6%             2.0              4.5%
                                                                       -------           ------          -------            -----
Income from operations                                                    11.5             25.1%            14.4             32.3%
Interest expense                                                          (8.2)           (17.9%)           (7.3)           (16.3%)
Other, net                                                                --                0.0%             1.4              3.1%
                                                                       -------           ------          -------            -----
Income before income tax provision                                         3.3              7.2%             8.5             19.1%
Income tax provision                                                       0.2              0.4%             0.5              1.1%
                                                                       -------           ------          -------            -----
Net income                                                             $   3.1              6.8%         $   8.0             18.0%
                                                                       =======           ======          =======            =====

       EBITDA(a)                                                       $  15.0             32.8%         $  16.9             37.8%
                                                                       =======           ======          =======            =====

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

Three-Months Ended September 30, 2002 Compared to Three-Months Ended September 30, 2001

Sales, net. For the three-months ended September 30, 2002, net sales decreased $1.0 million or 2.2% to $44.7 million from $45.7 million for the same period in 2001. At Weekly Reader, not including AGS and World Almanac, net sales decreased $2.0 million, or 14.6%, to $11.7 million from $13.7 million for the same period in 2001. This was attributable to $2.0 million or 46.2% decrease in corporate sponsored periodical revenue from Weekly Reader's subsidiary Lifetime Learning Systems for the three-months ended September 30, 2002. Lifetime Learning Systems has been affected by the general decline in media advertising spending.

At AGS, sales increased $0.5 million, or 2.6%, to $19.8 million for the three-months ended September 30, 2002 from $19.3 million for the same period in 2001, primarily due to higher sales of assessment products.

At World Almanac Education Group, third quarter sales increased by $0.4 million, or 3.1% (Excluding Funk & Wagnalls, World Almanac's third quarter core revenue* increased 5.1% compared to the same period in 2001), to $13.1 million for the three-months ended September 30, 2002 from $12.7 million for the same period in 2001, primarily as a result of continued strength of World Almanac's Gareth Stevens children's library books division. At Gareth Stevens, the third quarter of 2002 revenue of $4.8 million was $1.1 million or 29.7% greater than the third quarter of 2001 driven by strong sales in wholesale and press run channels (mostly from new imprints -World Almanac Library and Weekly Reader Early Learning Library) and strong special sales. This was partially offset by $0.5 million or 8.6% sales decrease at WAE Library Services division compared to the same period in 2001 driven by the weak library market.

Gross profit. For the three-months ended September 30, 2002, gross profit was constant at $34.2 million compared to the same period in 2001. Gross profit as a percentage of sales increased to 76.5% for the three-months ended September 30, 2002 from 74.8% for the same period in 2001.

Costs and expenses. For the three-months ended September 30, 2002, costs and expenses decreased by $1.9 million, or 9.6%, to $17.8 million from $19.7 million for the same period in 2001 due to a decrease in sales and marketing expenses. Costs and expenses as a percentage of sales decreased to 39.7% for the three-months ended September 30, 2002 from 43.1% for the same period in 2001.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the three-months ended September 30, 2002, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased by $1.9 million, or 13.1%, to $16.4 million from $14.5 million for the same period in 2001 and, as a percentage of sales, increased to 36.8% from 31.7% for the same period in 2001. This increase was primarily due to the factors described above.











* At World Almanac, non-core revenue is comprised of revenue from World Almanac's Funk & Wagnalls Yearbooks sales. World Almanac is no longer soliciting new subscribers for its Yearbooks since the print edition of the Funk & Wagnalls Encyclopedia was discontinued. Accordingly, Funk & Wagnalls sales of Yearbooks are naturally declining year-over-year, as it is entirely dependent upon sales orders from existing customers via renewals.

Amortization of goodwill and intangible assets. For the three-months ended September 30, 2002, amortization of goodwill and intangible assets decreased by $1.0 million, or 33.3%, to $2.0 million from $3.0 million for the same period in 2001. This decrease was primarily due to a decrease in amortization of goodwill and intangible assets with indefinite lives related to the Company's adoption of SFAS No. 142, which promulgates that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. The reassessment of estimated useful lives of intangible assets was completed during the first quarter of 2002. As a result of the Company's adoption of SFAS No. 142, a portion of the intangible assets and all goodwill recognized prior to December 31, 2001 is no longer being amortized effective January 1, 2002. The Company completed the transitional goodwill impairment test during the second quarter ended June 30, 2002 resulting in an impairment charge of $72.0 million, which was recorded as a cumulative effect of an accounting change as of January 1, 2002.

Income from operations. For the three-months ended September 30, 2002, income from operations increased by $2.9 million, or 25.2%, to $14.4 million from $11.5 million for the same period in 2001 and income from operations as a percentage of sales improved to 32.3% from 25.2% for the same period in 2001. This increase was primarily due to the factors described above.

Interest expense. For the three-months ended September 30, 2002, interest expense decreased by $0.9 million, or 11.0%, to $7.3 million from $8.2 million for the same period in 2001 and interest expense as a percentage of sales decreased to 16.3% from 17.9% for the same period in 2001. The decrease in interest expense was primarily attributable to lower interest rates charged on the WRC's senior indebtedness. The interest expense for the three-months ended September 30, 2002 and 2001 relates to debt associated with the Acquisition and Recapitalization, and the acquisition of Lindy on May 9, 2001. Since Weekly Reader is jointly and severally liable for that debt, the interest expense related to that debt is reflected in the financial statements of Weekly Reader.

Other, net. For the three-months ended September 30, 2002, other, net increased by $1.4 million to income of $1.4 million from $0.0 million compared to the same period in 2001. For the three-months ended September 30, 2002, WRC Media has recorded an unrealized gain of $1.4 million related to its interest rate swap, which is being marked to market under SFAS 133.

Income tax provision. For the three-months ended September 30, 2002, provision for income taxes increased by $0.3 million to $0.5 million from $0.2 million for the same period in 2001 entirely due to the adoption of SFAS 142. A non-cash charge of $0.5 million was recorded to increase the valuation allowance related to the Company's net operating losses for the three-months ended September 30, 2002.

Net income. For the three-months ended September 30, 2002, net income increased by $4.9 million, or 158.1%, to $8.0 million from $3.1 million for the same period in 2001 primarily as a result of the reasons described above. Net income as a percentage of net sales increased to 18.0% for the three-months ended September 30, 2002 from 6.8% for the same period in 2001.

EBITDA. For the three-months ended September 30, 2002, EBITDA increased $1.9 million, or 12.7%, to $16.9 million from $15.0 million for the same period in 2001. This increase is primarily attributable to $1.9 million lower costs and expenses as described above for the three-months ended September 30, 2002 compared to the same period in 2001.

Results of Operations for the Nine-Months Ended September 30, 2002 -- WRC Media Inc. and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net sales.

                                                                                 Nine Months Ended September 30
                                                                              2001                           2002
                                                                 -------------------------------  -------------------------------
                                                                   Amount       % of Net Sales      Amount       % of Net Sales
                                                                 ------------  -----------------  ------------  -----------------
                                                                                   (Dollars in millions)

Sales, net                                                          $  161.1            100.0%         $  147.2            100.0%
Cost of goods sold                                                      45.3             28.1%             41.5             28.2%
                                                                    --------            -----          --------            -----
Gross profit                                                           115.8             71.9%            105.7             71.8%
Costs and expenses:
      Sales and marketing                                               39.5             24.5%             36.1             24.5%
      Research and development                                           3.8              2.4%              1.2              0.8%
      Distribution, circulation and fulfillment                          9.4              5.8%              9.5              6.5%
      Editorial                                                          7.9              4.9%              7.5              5.1%
      General and administrative                                        19.8             12.3%             16.4             11.1%
      Depreciation                                                       2.4              1.5%              2.3              1.6%
                                                                    --------            -----          --------            -----
                                                                        82.8             51.4%             73.0             49.6%
                                                                    --------            -----          --------            -----
Income before amortization of goodwill and intangible assets,
interest expense, income taxes and other, net                           33.0             20.5%             32.7             22.2%
Amortization of goodwill and intangible assets                          51.3             31.8%             14.2              9.6%
                                                                    --------            -----          --------            -----
Income(loss) from operations                                           (18.3)           (11.3%)            18.5             12.6%
Interest expense, including amortization
of deferred financing costs                                            (25.5)           (15.8%)           (22.4)           (15.2%)
Loss on investments                                                     (0.4)            (0.2%)            (2.1)            (1.4%)
Other, net                                                              (0.5)            (0.3%)             0.9              0.6%
                                                                    --------            -----          --------            -----
Loss before income tax provision                                       (44.7)           (27.6%)            (5.1)            (3.4%)
Income tax provision                                                     0.5              0.3%              6.7              4.6%
                                                                    --------            -----          --------            -----
Net loss before cumulative effect of change
   in accounting principle                                             (45.2)           (27.9%)           (11.8)            (8.0%)
Cumulative effect of change in accounting principle                   --                  0.0%            (72.0)           (48.9%)
                                                                    --------            -----          --------            -----
Net loss                                                            $  (45.2)           (27.9%)        $  (83.8)           (56.9%)
                                                                    ========            =====          ========            =====

      EBITDA(a)                                                     $   36.3             22.5%         $   35.7             24.3%
                                                                    ========            =====          ========            =====

(a) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization not including WRC Media's unrestricted subsidiaries. EBITDA data is included because we understand that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA does not represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles. Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and ThinkBox "Unrestricted Subsidiaries" under its Credit Agreement so as to: (i) exclude them from all the negative covenants in the Credit Agreement including the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and (ii) Permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox performance will not be included in any covenant calculations. Accordingly, Consolidated EBITDA (before unrestricted subsidiaries) is defined as WRC Media consolidated EBITDA excluding the $3.5 million EBITDA loss in 2002 and the $1.8 million EBITDA loss in 2001 contributed by its unrestricted subsidiaries - ChuldU and its investment in Thinkbox.

Nine-Months Ended September 30, 2002 Compared to Nine-Months Ended September 30, 2001

Sales, net. For the nine-months ended September 30, 2002, net sales decreased $13.9 million, or 8.6%, to $147.2 million from $161.1 million for the same period in 2001. This decrease was primarily due to a $12.9 million, or 26.5% decrease of net sales at CompassLearning to $35.8 million from $48.7 million in 2001 combined with a decrease in net sales of $2.5 million or 2.2% to $109.4 million from $111.9 million in 2001 at Weekly Reader Corporation partially offset by a sales increase at ChildU of $1.6 million or 400.0% to $2.0 million from $0.4 million.

At CompassLearning, net revenue decreased $12.9 million, or 26.5%, to $35.8 million from $48.7 million in 2001. This decrease was primarily due to (1) a decrease in software revenue of $11.2 million, or 39.9%, to $16.9 million from $28.1 million in 2001 primarily as a result of delayed Title 1 funding and post-September 11 state budget deficits, which contributed to additional spending delays, (2) a planned decrease in hardware revenue of $1.0 million, or 50.0%, to $1.0 million from $2.0 million in 2001 and (3) a decrease in service revenue from technical support of $0.8 million, or 7.2%, to $10.3 million from $11.1 million in 2001. The decrease was offset by an increase in professional development revenue of $0.1 million, or 1.4%, to $7.5 million from $7.4 million in 2001.

In addition, sales at Weekly Reader Corporation decreased $2.6 million, or 2.3%, to $109.4 million for the nine-months ended September 30, 2002 from $112.0 million for the same period in 2001. The decrease in sales at Weekly Reader Corporation was the result of (1) an increase in sales at AGS of $0.9 million, or 2.0%, to $46.2 million from $45.3 million for the same period in 2001. Assessment and curriculum revenues have increased by $0.2 million or 1.0% and $0.8 million or 3.3%, respectively; (2) a decrease in sales at World Almanac of $0.4 million, or 1.0%, to $37.7 million from $38.1 million in 2001. This decrease was primarily due to lower sales at WAE Library Services and Funk & Wagnalls being partially offset by higher sales at Gareth Stevens. The lower sales at WAE Library Services is driven by lower sales from its catalog channels. The lower sales at Funk & Wagnalls is driven by the anticipated decline in the yearbook business. The yearbook program is sold as an extension of the encyclopedia program. Given that the print encyclopedia business was exited in 1998, the yearbook business is simply a renewal business for existing subscribers. The higher sales at Gareth Stevens is driven by higher sales in its Telemarketing, Press Run and Miscellaneous (special sales) channels. Excluding Funk & Wagnalls, net revenue remained flat year-over-year at $35.6 million; and
(3) a decrease in sales at Weekly Reader, not including World Almanac and American Guidance, of $3.0 million, or 10.5%, to $25.5 million from $28.5 million for the same period in 2001. This decrease is primarily attributable to lower Lifetime Learning revenue, ($2.3) million; lower skills books revenue, ($0.1) million; and lower periodical revenue resulting from the planned restructuring of the shipping schedule and lower circulation, ($1.3) million; partially offset by higher licensing revenue, $0.7 million.

Gross profit. For the nine-months ended September 30, 2002, gross profit decreased by $10.1 million, or 8.7%, to $105.7 million from $115.8 million for the same period in 2001. This decrease was primarily due to a decrease in gross profit at CompassLearning of $10.7 million, or 32.4%, to $22.3 million from $33.0 million in 2001 primarily due to $10.4 million of lower software margin attributable to lower software sales. At Weekly Reader Corporation, gross profit decreased $0.6 million, or 0.7%, to $81.9 million from $82.5 million for the same period in 2001. The decrease in gross profit was a result of (1) an increase in gross profit at American Guidance of $1.2 million, or 3.5%, to $35.2 million from $34.0 million for the same period in 2001. The volume increase described above coupled with a shift in sales mix drove the variance over the prior year; (2) an increase in gross profit at World Almanac of $0.3 million, or 1.2%, to $25.7 million from $25.4 million in 2001; and (3) a decrease in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $2.1 million, or 9.1%, to $20.9 million from $23.0 million for the same period in 2001. This is due primarily to the sales variance mentioned above partially offset by lower paper costs.

Gross profit at ChildU increased by $1.2 million or 400.0% to $1.5 million for the nine-months ended September 30, 2002 from $0.3 million for the same period in 2001. WRC Media's gross profit as a percentage of sales decreased slightly to 71.8% for the nine-months ended September 30, 2002 from 71.9% for the same period in 2001.

Costs and expenses. For the nine-months ended September 30, 2002, costs and expenses decreased by $9.8 million, or 11.8%, to $73.0 million from $82.8 million for the same period in 2001. This was primarily attributable to $3.4 million lower general and administrative expense combined with $2.6 million lower research and development expense primarily at CompassLearning, and $3.4 million lower sales and marketing expense, primarily at CompassLearning ($4.7 million) driven by lower sales commissions. The decrease in general and administrative expense was primarily driven by WRC's ongoing reorganization, which began in early 2001, with the reorganization of its original four operating units into two operating groups: The Assessment, Curriculum and Educational Technology Group (comprised of the CompassLearning and AGS operating units) and the Reference and Periodicals Group (comprised of the World Almanac Education Group and Weekly Reader operating units). This reorganization was the next logical step in furthering WRC's strategy for continued market leadership, fully integrating its substantial asset base, and fully leveraging the operating infrastructure to allow for future growth. The 2002 phase of this reorganization has resulted in the further elimination of approximately $7.5 million in fixed annual operating costs.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the nine-months ended September 30, 2002, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net decreased by $0.3 million, or 0.9%, to $32.7 million from $33.0 million for the same period in 2001, and as a percentage of sales increased to 22.2% from 20.5% for the same period in 2001. This was primarily due to the decrease in gross profit described above, partially offset by the decrease in costs and expenses, also described above.

Amortization of goodwill and intangible assets. For the nine-months ended September 30, 2002, amortization of goodwill and intangible assets decreased by $37.1 million, or 72.3%, to $14.2 million from $51.3 million for the same period in 2001. This decrease was primarily due to a decrease in amortization of goodwill and intangible assets with indefinite lives related to the Company's adoption of SFAS No. 142, which promulgates that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. The reassessment of estimated useful lives of intangible assets was completed during the first quarter of 2002. As a result of the Company's adoption of SFAS No. 142, a portion of the intangible assets and goodwill recognized prior to December 31, 2001 is no longer being amortized effective January 1, 2002. The Company completed the transitional goodwill impairment test during the second quarter ended June 30, 2002 resulting in an impairment charge of $72.0 million, which was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002.

Income (loss) from operations. For the nine-months ended September 30, 2002, loss from operations decreased $36.8 million, or 201.1%, to income from operations of $18.5 million from loss from operations of $18.3 million for the same period in 2001. This improvement in income from operations was primarily due to the factors described above.

Interest expense, including amortization of deferred financing costs. For the nine-months ended September 30, 2002, interest expense decreased by $3.1 million, or 12.2%, to $22.4 million from $25.5 million for the same period in 2001 and interest expense as a percentage of sales was decreased to 15.2% for the nine-months ended September 30, 2002 from 15.8% in the same period in 2001. The decrease in interest expense was primarily attributable to lower interest rates charged on the Company's senior indebtedness. Interest expense for the nine-months ended September 30, 2002 and 2001 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization and the acquisition of Lindy on May 9, 2001.

Other, net. For the nine-months ended September 30, 2002, other, net remained increased $1.4 million compared to the same period in 2001. For the nine-months ended September 30, 2002, WRC Media has recorded an unrealized gain of $1.6 million related to its interest rate swap, which is being marked to market under SFAS 133.

Income tax provision. For the nine-months ended September 30, 2002, provision for income taxes increased by $6.2 million to $6.7 million from $0.5 million for the same period in 2001 primarily as a result of the adoption of SFAS 142. The non-cash charge of $6.5 million was recorded to increase the valuation allowance related to the Company's net operating losses for the nine-months ended September 30, 2002.

Net loss before cumulative effect of change in accounting principle. For the nine-months ended September 30, 2002, net loss before cumulative effect of change in accounting principle decreased by $33.4 million, or 73.9%, to $11.8 million from $45.2 million for the same period in 2001 primarily as a result of the $37.1 million decrease in amortization expenses for intangible assets resulting from the Company's adoption of SFAS No. 142 described above. Net loss before cumulative effect of change in accounting principle as a percentage of net sales decreased to negative 8.0% for the nine-months ended September 30, 2002 from negative 27.9% for the same period in 2001.

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

Net loss. For the nine-months ended September 30, 2002, net loss increased by $38.6 million, or 85.4%, to $83.8 million from $45.2 million for the same period in 2001 primarily as a result of the reasons described above. Net loss as a percentage of net sales increased to negative 56.9% for the nine-months ended September 30, 2002 from negative 27.9% for the same period in 2001.

EBITDA. For the nine-months ended September 30, 2002, EBITDA decreased $0.6 million, or 1.7%, to $35.7 million from $36.3 million for the same period in 2001. This decrease is primarily attributable to the factors described above.

Results of Operations for the Nine-Months Ended September 30, 2002 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.

                                                                                 Nine Months Ended September 30
                                                                             2001                            2002
                                                                --------------------------------  --------------------------------
                                                                  Amount       % of Net Sales       Amount       % of Net Sales
                                                                ------------  ------------------  ------------  ------------------
                                                                                      (Dollars in millions)
Sales, net                                                        $  112.0           100.0%         $  109.4         100.0%
Cost of goods sold                                                    29.5            26.3%             27.5          25.1%
                                                                  --------           -----          --------         -----
Gross profit                                                          82.5            73.7%             81.9          74.9%
Costs and expenses:
       Sales and marketing                                            21.2            19.0%             20.3          18.6%
       Distribution, circulation and fulfillment                       9.4             8.4%              9.5           8.7%
       Editorial                                                       7.9             7.1%              7.5           6.9%
       General and administrative                                     14.0            12.5%             12.2          11.2%
       Depreciation                                                    1.5             1.3%              1.4           1.3%
                                                                  --------           -----          --------         -----
                                                                      54.0            48.3%             50.9          46.7%
                                                                  --------           -----          --------         -----
Income before amortization of goodwill and intangible assets,
  interest expense, income taxes and other, net                       28.5            25.4%             31.0          28.2%
Amortization of goodwill and intangible assets                         8.9             7.9%              6.5           5.9%
                                                                  --------           -----          --------         -----
Income from operations                                                19.6            17.5%             24.5          22.3%
Interest expense                                                     (24.9)          (22.2%)           (21.6)        (19.7%)
Other, net                                                             0.1             0.1%              1.6           1.5%
                                                                  --------           -----          --------         -----
Income (loss) before income tax provision                             (5.2)           (4.6%)             4.5           4.1%
Income tax provision                                                   0.3             0.3%              6.6           6.0%
                                                                  --------           -----          --------         -----
Net loss before cumulative effect of change
   in accounting principle                                            (5.5)           (4.9%)            (2.1)         (1.9%)
Cumulative effect of change in accounting principle                 --                 0.0%            (72.0)        (65.8%)
                                                                  --------           -----          --------         -----
Net loss                                                          $   (5.5)           (4.9%)        $  (74.1)        (67.7%)
                                                                  ========           =====          ========         =====

       EBITDA(a)                                                  $   30.1            26.9%         $   32.4          29.6%
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

Nine-Months Ended September 30, 2002 Compared to Nine-Months Ended September 30, 2001

Sales, net. For the nine-months ended September 30, 2002, net sales decreased $2.6 million, or 2.3%, to $109.4 million for the nine-months ended September 30, 2002 from $112.0 million for the same period in 2001. The decrease in sales was the result of (1) an increase in sales at AGS of $0.9 million, or 2.0%, to $46.2 million from $45.3 million for the same period in 2001. Assessment and curriculum revenues have increased by $0.2 million or 1.0% and $0.8 million or 3.3%, respectively; (2) a decrease in sales at World Almanac of $0.4 million, or 1.0%, to $37.7 million from $38.1 million in 2001. This decrease was primarily due to lower sales at WAE Library Services and Funk & Wagnalls being partially offset by higher sales at Gareth Stevens. The lower sales at WAE Library Services is driven by lower sales from its catalog channels. The lower sales at Funk & Wagnalls is driven by the anticipated decline in the yearbook business. The yearbook program is sold as an extension of the encyclopedia program. Given that the print encyclopedia business was exited in 1998, the yearbook business is simply a renewal business for existing subscribers. The higher sales at Gareth Stevens is driven by higher sales in its Telemarketing, Press Run and Miscellaneous (special sales) channels. Excluding Funk & Wagnalls, net revenue remained flat year-over-year at $35.6 million; and (3) a decrease in sales at Weekly Reader, not including World Almanac and American Guidance, of $3.0 million, or 10.5%, to $25.5 million from $28.5 million for the same period in 2001. This decrease is primarily attributable to lower Lifetime Learning revenue, ($2.3) million; lower skills books revenue, ($0.1) million; and lower periodical revenue resulting from the planned restructuring of the shipping schedule and lower circulation, ($1.3) million; partially offset by higher licensing revenue, $0.7 million.

Gross profit. For the nine-months ended September 30, 2002, gross profit decreased by $0.6 million, or 0.7%, to $81.9 million from $82.5 million for the same period in 2001. The decrease in gross profit was a result of (1) an increase in gross profit at American Guidance of $1.2 million, or 3.5%, to $35.2 million from $34.0 million for the same period in 2001. The volume increase described above coupled with a shift in sales mix drove the variance over the prior year; (2) an increase in gross profit at World Almanac of $0.3 million, or 1.2%, to $25.7 million from $25.4 million in 2001; and (3) a decrease in gross profit at Weekly Reader, not including World Almanac and American Guidance, of $2.1 million, or 9.1%, to $20.9 million from $23.0 million for the same period in 2001. This is due primarily to the sales variance mentioned above partially offset by lower paper costs.

Weekly Reader's gross profit as a percentage of sales increased to 74.9% for the nine-months ended September 30, 2002 from 73.7% for the same period in 2001.

Costs and expenses. For the nine-months ended September 30, 2002, costs and expenses decreased by $3.1 million, or 5.7%, to $50.9 million for the nine-months ended September 30, 2002 from $54.0 million for the same period in 2001, primarily due to a decrease in general and administrative expenses and editorial expenses of $1.8 million and $0.4 million, respectively combined with a $0.9 million decrease in sales and marketing expenses. The decrease in general and administrative expense was primarily driven by WRC's ongoing reorganization, which began in early 2001, with the reorganization of its original four operating units into two operating groups: The Assessment, Curriculum and Educational Technology Group (comprised of the CompassLearning and AGS operating units) and the Reference and Periodicals Group (comprised of the World Almanac Education Group and Weekly Reader operating units). This reorganization was the next logical step in furthering WRC's strategy for continued market leadership, fully integrating its substantial asset base, and fully leveraging the operating infrastructure to allow for future growth.

Costs and expenses as a percentage of sales decreased to 46.7% for the nine-months ended September 30, 2002 from 48.3% for the same period in 2001.

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the nine-months ended September 30, 2002, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net increased by $2.5 million, or 8.8%, to $31.0 million from $28.5 million for the same period in 2001 and, as a percentage of sales, increased to 28.2% from 25.4% for the same period in 2001. These increases were primarily due to the factors described above.

Amortization of goodwill and intangible assets. For the nine-months ended September 30, 2002, amortization of goodwill and intangible assets decreased by $2.4 million, or 27.0%, to $6.5 million from $8.9 million for the same period in 2001. This decrease was primarily due to a decrease in amortization of goodwill and intangible assets with indefinite lives related to the Company's adoption of SFAS No. 142, which promulgates that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. The reassessment of estimated useful lives of intangible assets was completed during the first quarter of 2002. As a result of the Company's adoption of SFAS No. 142, a portion of the intangible assets and all goodwill recognized prior to December 31, 2001 is no longer being amortized effective January 1, 2002. The Company completed the transitional goodwill impairment test during the second quarter ended June 30, 2002 resulting in an impairment charge of $72.0 million, which was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002.

Income from operations. For the nine-months ended September 30, 2002, income from operations increased $4.9 million or 25.0% to $24.5 million from $19.6 million for the same period in 2001 and, income from operations as a percentage of sales increased to 22.3% from 17.5% for the same period in 2001. This increase was primarily due to the factors described above.

Interest expense. For the nine-months ended September 30, 2002, interest expense decreased by $3.3 million, or 13.3%, to $21.6 million from $24.9 million for the same period in 2001 and interest expense as a percentage of sales decreased to 19.7% from 22.2% for the same period in 2001. The decrease in interest expense was primarily attributable to lower interest rates charged on the Company's senior indebtedness. The interest expense for the nine-months ended September 30, 2002 and 2001 relates to debt associated with the Acquisition and Recapitalization and the acquisition of Lindy on May 9, 2001. Since Weekly Reader is jointly and severally liable for that debt, the interest expense related to that debt is reflected in the financial statements of Weekly Reader.

Other, net. For the nine-months ended September 30, 2002, other, net increased $1.5 million to $1.6 million from $0.1 million for the same period in 2001. For the nine-months ended September 30, 2002, Weekly Reader Corporation recorded an unrealized gain of $1.6 million related to its interest rate swap, which is being marked to market under SFAS 133.

Income tax provision. For the nine-months ended September 30, 2002, provision for income taxes increased by $6.3 million to $6.6 million from $0.3 million for the same period in 2001 entirely as a result of the adoption of SFAS 142. The non-cash charge of $6.5 million was recorded to increase the valuation allowance related to the Company's net operating losses for the nine-months ended September 30, 2002.

Net loss before cumulative effect of change in accounting principle. For the nine-months ended September 30, 2002, net loss before cumulative effect of change in accounting principle decreased by $3.4 million, or 61.8%, to $2.1 million from $5.5 million for the same period in 2001. Net loss before cumulative effect of change in accounting principle as a percentage of net sales decreased to 1.9% for the nine-months ended September 30, 2002 from 4.9% for the same period in 2001. This decrease was primarily due to the factors described above.

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

Net loss. For the nine-months ended September 30, 2002, net loss increased by $68.6 million, or 1247.3%, to $74.1 million from $5.5 million for the same period in 2001 primarily as a result of the reasons described above. Net loss as a percentage of net sales increased to negative 67.7% for the nine-months ended September 30, 2002 from negative 4.9% for the same period in 2001.

EBITDA. For the nine-months ended September 30, 2002, EBITDA increased $2.3 million, or 7.6%, to $32.4 million from $30.1 million for the same period in 2001. This increase is primarily attributable to $3.1 million of lower costs and expenses partially offset by $0.6 million lower gross profit for the nine-months ended September 30, 2002 compared to the same period in 2001.

Liquidity and Capital Resources

WRC Media's sources of cash are its (i) operating subsidiaries, Weekly Reader Corporation and CompassLearning, Inc. (ii) a $30.0 million revolving credit facility and (iii) equity placements. As of September 30, 2002, $10.0 million of the revolving credit facility has been drawn which bear interest approximating 5.3%. Additionally, a stand-by letter of credit in the amount of $2.0 million is outstanding in connection with a real estate lease. While this letter of credit is in effect, it reduces available borrowing under the revolving credit facility by $2.0 million. These sources of cash are considered adequate for the Company's needs for the foreseeable future. In May 2001 the Company issued $13.75 million of its 18% Junior Participating Cumulative Convertible Preferred Stock, due in 2011 with a liquidation preference of $40.00 per share to finance in part the ChildU acquisition and investment in ThinkBox.

For the January through June time period, WRC Media and its subsidiaries usually experience negative cash flow due to the seasonality of its business. As a result of this business cycle, borrowings usually increase during the period January through June, and borrowings generally will be at its lowest point in fourth quarter. WRC Media's cash and cash equivalents were approximately $9.1 million at September 30, 2002. Included in cash is approximately $1.3 million of restricted monies, which represent the remaining proceeds from the issuance of $13.75 million of 18% Junior Cumulative Convertible Preferred Stock on May 9, 2001 used to purchase and fund ChildU and its minority investment in ThinkBox. The $1.3 million in funds cannot be commingled with WRC Media's cash from operations or borrowings under its revolving credit facility. Similarly, the Company cannot use cash from operations or borrowings under its revolving credit facility to fund ChildU's operation or WRC Media's investment in ThinkBox.

WRC Media and its subsidiaries principal uses of cash are for debt service, capital expenditures, working capital and acquisitions. For the nine-months ended September 30, 2002, WRC Media and its subsidiaries' operations used approximately $0.5 million in cash in operating activities.

For the nine-months ended September 30, 2002, WRC Media and its subsidiaries investing activities included: investment in software development of approximately $3.6 million and capital expenditures of approximately $1.0 million. Weekly Reader's capital expenditures, which consisted primarily of expenditures for property and equipment, were $0.7 million for the nine-months ended for September 30, 2002. During the second quarter, one of Weekly Reader's subsidiaries, AGS sold a building it owned for approximately $0.6 million. CompassLearning's capital expenditures, which consisted primarily of purchases of computer equipment, were $0.3 million for the nine-months ended September 30, 2002.

WRC Media and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the nine-months ended September 30, 2002, financing activities provided cash of $4.7 million, which primarily resulted from borrowings of $10.0 million under the revolving credit facility and a repayment of $4.3 million of the senior secured term loans.

Working Capital

As of September 30, 2002, WRC Media and its subsidiaries had a working capital deficit of approximately $22.0 million, which includes $27.2 million of deferred revenue for Weekly Reader, not including AGS or World Almanac as of September 30, 2002 related to 2002/2003 school year subscriptions. Weekly Reader subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


WRC Media is exposed to market risk. Market risk, with respect to the business, is the potential loss arising from adverse changes in interest rates. Exposure to this market risk is managed through regular operating and financing activities and, when deemed appropriate, through the use of derivatives. Derivatives are used as risk management tools and not for trading purposes.

WRC Media is subject to market risk exposure related to changes in interest rates on the $138.5 million (as of September 30, 2002) senior secured term loans under the senior credit facilities. Interest on borrowings under the senior credit facilities will bear interest at a rate per annum equal to:

     (1) For the revolving credit facility maturing in three years and the $21.7 million senior secured term loan A facility maturing in three years, the LIBO rate as defined in the credit agreement plus 3.50% or the alternate base rate as defined in the credit agreement plus 2.50% subject to performance-based step downs; and
     (2) For the $97.0 million senior secured term loan B facility maturing in four years, the LIBO rate plus 4.25% or the alternate base rate plus 3.25%.
     (3) For the $9.8 million senior secured new term A loan facility maturing in four years, the LIBO rate plus 4.25% or the alternate base rate plus 3.25%

The senior credit facilities require WRC Media to obtain interest rate protection for at least 50% of the senior secured term loans for the duration of the senior credit facilities. On November 15, 2001, we entered into an arrangement with a notional value of $67.1 million, which terminates on November 15, 2002 and requires us to pay a floating rate of interest based on the three-month LIBO rate as defined in that arrangement with a cap rate of 3.0%.

WRC Media Corporation has $152 million of callable senior subordinated notes outstanding. These notes pay a fixed coupon of 12.75% and mature on 11/15/09. The prolonged Fed easing campaign of 2001 has brought short-term rates down to 40-year lows, greatly increasing the opportunity cost of the notes. In order to immediately reduce funding costs, WRC Media moved down the yield curve by swapping a portion of the 12.75% Notes to floating. In addition, WRC also guaranteed positive carry for the one-year period May 15, 2002 through May 15, 2003 of the transaction by locking in the LIBOR forwards below the fixed rate of the swap. The swap transaction does not qualify for hedge accounting treatment and as such, we mark-to-market the swap contract at the end of each quarter. For the nine months ended September 30, 2002 we recorded an unrealized gain of $1.6 million. This gain is reflected in Other, net in the condensed consolidated statement of operations.

ITEM 4.  CONTROLS AND PROCEDURES


WRC Media management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WRC Media Inc. and its subsidiaries (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned in his capacity as an officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) Based on the officer's knowledge, the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) Based on the officer's knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition, result of operations and cash flows of the Company for the periods presented in the report.

/s/ Martin E. Kenney, Jr.


---------------------------------------------
Martin E. Kenney, Jr.
Chief Executive Officer


/s/ Robert S. Lynch


---------------------------------------------
Robert S. Lynch
Chief Operating Officer and
Principal Financial Officer


/s/ Richard Nota


---------------------------------------------
Richard Nota
Vice President, Finance and
Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Martin E. Kenney, Jr., certify that:

1. I have reviewed this quarterly report of WRC Media Inc. and its subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     o designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     o presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     o all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                      --------------------------------------
                                      Martin E. Kenney, Jr.
                                      Director: WRC Media, Weekly Reader and
                                      CompassLearning;
                                      Chief Executive Officer: WRC Media and
                                      CompassLearning;
                                      President: CompassLearning; and Executive
                                      Vice President, Weekly Reader

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert S. Lynch, certify that:

1. I have reviewed this quarterly report of WRC Media Inc. and its subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     o designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     o presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     o all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                        --------------------------------------------------
                        Robert S. Lynch
                        Director: WRC Media, Weekly Reader and
                        CompassLearning;
                        Executive Vice President, Chief Operating Officer:
                        WRC Media and CompassLearning; and
                        Treasurer: WRC Media, Weekly Reader and
                        CompassLearning

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Richard Nota, certify that:

1. I have reviewed this quarterly report of WRC Media Inc. and its subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     o designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     o presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     o all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                  ----------------------------------
                                  Richard Nota
                                  Vice President, Finance: WRC Media

On August 9, 2002, registrant reported, on Form 8-K, the results for the fiscal quarter ended June 30, 2002.

On November 7, 2002, registrant reported, on Form 8-K, the results for the fiscal quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                                                                Date:

-----------------------------------------------------                                ------------------------------
Martin E. Kenney, Jr.
Director: WRC Media, Weekly Reader and CompassLearning;
Chief Executive Officer: WRC Media and CompassLearning;
President: CompassLearning; and Executive Vice President,
Weekly Reader



                                                                                Date:
-----------------------------------------------------                                ------------------------------
Robert S. Lynch
Director: WRC Media, Weekly Reader and CompassLearning;
Executive Vice President, Chief Operating Officer: WRC
Media and CompassLearning; and Treasurer: WRC Media,
Weekly Reader and CompassLearning




                                                                                Date:
-----------------------------------------------------                                ------------------------------
Richard Nota
Vice President, Finance: WRC Media
