Form 10-K
period 2002-12-31
WRC MEDIA INC
filed 2003-03-31
CIK 1102329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002          Commission File No.  333-96119

      WRC MEDIA INC.                            WEEKLY READER CORPORATION
 (Exact name of Registrant                     (Exact name of Registrant
as specified in its charter)                 as specified in its charter)

            DELAWARE                                   DELAWARE
  (State or other jurisdiction                (State  or  other   jurisdiction
of incorporation or organization)            of incorporation  or organization)

                 2731                                     2721
          (Primary Standard                      (Primary Standard
    Industrial Classification Number)       Industrial Classification Number)

              13-4066536                               13-3603780
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

   WRC MEDIA INC.                                WEEKLY READER CORPORATION
   512 7th AVENUE, 22nd FLOOR                    512 7th AVENUE, 22nd FLOOR
   NEW YORK, NY 10018                            NEW YORK, NY 10018
   (212) 768-1150                                (212) 768-1150

   COMPASSLEARNING, INC.
   512 7th AVENUE, 22nd FLOOR
   NEW YORK, NY 10018
   (212) 768-1150

        (Address,including zip code, and telephone number, including area code, of each Registrant's principal executive offices)

          Securities Registered Pursuant to Section 12 (b) of the Act:
                                      None

          Securities Registered Pursuant to Section 12 (g) of the Act:
                   12 3/4% Senior Subordinated Notes due 2009
                       15% Senior Preferred Stock due 2011

--------------------------------------------------------------------------------
TITLE OF CLASS                                NAME OF EACH EXCHANGE ON
                                              WHICH REGISTERED
--------------------------------------------------------------------------------
12 3/4% Senior Subordinated Notes due 2009    NONE
15% Senior Preferred Stock due 2011           NONE
--------------------------------------------------------------------------------

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

ITEM 1   BUSINESS OVERVIEW

We are a leading publisher of supplemental education materials for the Pre K-12 market. Our portfolio of products includes a broad range of print and electronic supplemental instructional materials, testing and assessment products and library materials. We believe our products have well-known brand names and that they are recognized by our customers for their effectiveness and consistent, high quality educational content.

On May 14, 1999, Ripplewood Holdings L.L.C., which specializes in private equity investments, formed WRC Media Inc. (WRC Media) as a holding company to pursue acquisitions in the media industry. WRC Media now serves as a holding company for CompassLearning, Inc. (CompassLearning), Weekly Reader Corporation and ChildU, Inc. (ChildU). Weekly Reader Corporation includes Weekly Reader and its subsidiaries- American Guidance Service, Inc. (AGS or American Guidance) and World Almanac. CompassLearning was incorporated on May 12, 1999, and Weekly Reader Corporation was incorporated on November 28, 1990. ChildU was incorporated on June 1, 1999 and on May 9, 2001 ChildU was acquired by WRC Media.

WRC Media acquired CompassLearning on July 14, 1999. Prior to this acquisition, WRC Media had no material operations other than seeking acquisitions. On November 17, 1999, WRC Media completed the recapitalization of the Supplemental Education Group of PRIMEDIA Inc., consisting of the businesses of Weekly Reader, American Guidance and World Almanac and their respective subsidiaries. As a result of this transaction, Weekly Reader became a subsidiary of WRC Media. For more information on the recapitalization of the Supplemental Education Group of PRIMEDIA see Note 1 to the Consolidated Financial Statements of WRC Media. On May 9, 2001, WRC Media Inc. and subsidiaries completed two acquisitions. WRC entered into an Agreement and Plan of Merger with ChildU, Inc. ChildU was incorporated on June 1, 1999 and is a leading provider of Internet-based educational services to both individual and institutional consumers. Pursuant to the agreement, each issued share of ChildU's common and preferred stock not directly or indirectly owned by ChildU was converted into a contingent right to receive a number of shares of WRC Media Inc. common stock. Concurrent with the ChildU acquisition, on May 9, 2001, a subsidiary of the Company acquired the assets of Lindy Enterprises, Inc. Lindy develops a curriculum-based skills assessment and test preparation product that correlates to national and state curriculum. Our operations, which consist of one business segment, are now conducted primarily through two operating groups consisting of the following five operating subsidiaries, each of which is a market leader in its respective product categories.

REFERENCE AND PERIODICALS GROUP

WEEKLY READER. Weekly Reader has been a leading publisher of classroom periodicals for pre K-12 students for over 100 years. Weekly Reader, or its former parent or affiliates of its former parent, acquired Facts on File News Services in 1996, Gareth Stevens, Inc. in 1997 and American Guidance in 1998. We were the largest publisher of classroom periodicals during the 2001-2002 school year in terms of total circulation with over 7.0 million subscribers. In addition to our well-recognized classroom periodicals, such as WEEKLY READER and CURRENT EVENTS, we publish distinct, grade-specific basic and life skills workbooks. We also publish instructional materials paid for by various sponsors, such as Six Flags Theme Parks, Inc, Ford Motor, Center for Disease Control and the National Fire Protection Association, which are distributed for free primarily to K-12 students throughout the United States. For the year ended December 31, 2002, Weekly Reader, not including American Guidance or World Almanac, had net revenue of $44.6 million, representing approximately 21% of our total net revenue during this period.

AMERICAN GUIDANCE. AGS has been a leading publisher of individually administered and group testing and assessment products, and supplemental instructional materials for over 45 years. In May 2001, AGS acquired the operating assets of Lindy Enterprises, Inc. (Lindy). Lindy develops curriculum-based skills assessment and test preparation products on CD-ROM that correlate to national and state curricula. AGS's testing and assessment products are primarily for K-12 students and its supplemental instructional materials are primarily for low-performing students in middle and secondary schools. One or more of AGS's testing and assessment products or supplemental instructional materials are used in over 12,000 school districts, or approximately 76% of the school districts in the United States. Our testing and assessment products are used to diagnose learning disabilities and measure the cognitive ability, educational achievement, or personal and social adjustment of individual students. AGS's supplemental instructional materials include various textbooks and worktexts, many of which we believe set the standard for quality in their respective product categories, with full-color content and accompanying extensive teacher support materials. For the year ended December 31, 2002, AGS had net revenue of $57.9 million, representing approximately 28% of our total net revenue during this period.

COMPASSLEARNING. CompassLearning is a research-based technology learning solutions company that produces educational assessment, curriculum and management tools for grades Pre-K through 12, all of which are aligned to local, state and national standards. Offering more than 8,000 hours of interactive standards-based managed curriculum that inspires educators and students to explore and achieve success, CompassLearning has been serving the Pre-K to 12 market for over 25 years and its products are a significant part of the learning and teaching process in more than 20,000 schools, representing approximately 19% of all the schools in the United States. For the year ended December 31, 2002, CompassLearning had net revenue of $51.2 million, representing approximately 24% of our total net revenue during this period.

                                     4 of 4

CHILDU. ChildU, Inc. was incorporated on June 1, 1999 and is a provider of Internet-based educational services to both individual and institutional consumers. On May 9, 2001, the Company entered into an Agreement and Plan of Merger with WRC Media. ChildU's expertise lies in the design of web-enabled courseware. Teamed with the developers at CompassLearning, ChildU is co-developing new web-enabled products for the Pre-K to 12 market. In 2002, ChildU and CompassLearning co-developed the new on-line product, Odyssey. Odyssey's online curriculum solutions, developed by educators and built on sound instructional pedagogy, utilize engaging, self-paced, project-based activities. For the year ended December 31, 2002, ChildU had revenue of $2.3 million, representing approximately 1% of our total net revenue during this period.

WORLD ALMANAC. World Almanac has been a leading publisher of reference and informational materials targeted to K-12 students, as well as other well-known general reference and informational materials, for over 130 years. Over 55% of the approximately 130,000 school and public libraries in the United States have purchased products from World Almanac. World Almanac publishes well-known print reference materials, such as THE WORLD ALMANAC AND BOOK OF FACTS and nonfiction and fiction books for K-8 students under three GARETH STEVENS imprints. In addition, World Almanac publishes electronic reference materials such as the FUNK & WAGNALLS ENCYCLOPEDIA database and an Internet-based version of FACTS ON FILE WORLD NEWS DIGEST, which in its print version is World Almanac's leading subscription-based product with renewal rates averaging approximately 87% from 1997 through 2002. World Almanac also distributes third-party products that are targeted for K-12 students through its World Almanac Education Library Services ("WAELS") catalogs. Revenue is recognized when the third-party products are shipped to WAELS customers who are primarily public and school libraries. For the year ended December 31, 2002, World Almanac had net revenue of $54.0 million, representing approximately 26% of our total net revenue during this period.

COMPETITIVE STRENGTHS

We believe a number of competitive strengths that have contributed to our leading market positions, include:

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

STRONG, WELL-ESTABLISHED BRAND NAMES. We believe that we have strong brand names in each of the market segments we serve. Several of our most recognized print titles have been in circulation for decades, including CURRENT EVENTS, a Weekly Reader publication, which was first published in 1902, the PEABODY PICTURE VOCABULARY TEST, which

                                     5 of 5
was first published in 1959, and THE WORLD ALMANAC AND BOOK OF FACTS, which was first published in 1868. We believe that our products are well known and trusted by teachers, other educational professionals and parents for their effectiveness and consistent, high quality educational content. Brand name and reputation are significant criteria in the purchasing decision process for supplemental education materials as they are usually selected at the discretion of individual teachers, school and school district-level administrators or parents.

STABLE REVENUE BASE. We have a significant base of long-term customers who have exhibited substantial product loyalty, resulting in a consistent level of revenues from recurring sales to these customers. In our experience, once a teacher or administrator is familiar with and accustomed to using a supplemental instructional product and has developed lesson plans using the product, the teacher or administrator tends to purchase the same product year-after-year leading to a high subscription renewal rate. In addition, we believe there is an important component of trust in the quality, consistency and support of many of our products which makes it difficult for a competitor to introduce new products for the same subject area without significant investment and the support of key opinion makers in the industry. As a result of this loyalty, many of our products enjoy long customer histories with high renewal rates. For the last ten years, over 80% of schools purchasing Weekly Reader periodicals re-subscribed the following year. We believe our school renewal rates are important because of the value we place on ensuring that our periodicals remain available within any given school, providing us with a base on which to further penetrate that school. In addition, six of our top ten revenue - producing testing and assessment products, have been published for over 25 years. Typically, these products have undergone revisions to ensure that they reliably meet the existing population's curriculum needs. Achievement tests generally require revisions every 8 to 10 years while tests that measure personal and social adjustment or cognitive ability in some cases do not require revision for as long as 15 years.

SUBSTANTIAL ELECTRONIC DELIVERY PLATFORM. At CompassLearning, we have over 20 years of experience in developing and providing electronically delivered supplemental instructional materials. We believe that we are well positioned to capitalize on this rapidly growing market segment. One or more of CompassLearning's products have been sold to over 20,000 K-12 schools in the United States, more schools than have been reached by any other publisher of comprehensive electronic courseware. Most CompassLearning products can be delivered in the school's platform of choice, LAN, WAN or Internet.

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

STRONG DISTRIBUTION CHANNELS. Our products are used in over 80,000 schools, by over ten million students, in over 6.5 million homes (through Weekly Reader periodicals being taken home) and in over 68,000 school and public libraries. We have an extensive network with direct distribution channels into these end user markets. Some of our products are sold using direct field and telephone sales, emphasizing one-to-one relationships with teachers, school and

                                     6 of 6
school district-level administrators and other educational professionals. CompassLearning, for example, uses a three-pronged approach that provides every customer a sales contact, an educational consultant and a technology support person, for comprehensive customer service. We also utilize sophisticated direct mail campaigns, which at Weekly Reader and World Almanac are enhanced by our proprietary databases. These databases track the purchasing habits of teachers, schools and/or librarians for many of our products as well as specific demographics and other factors we believe affect purchasing habits.

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

                                     7 of 7

PRODUCTS AND SERVICES

The following chart outlines our product offerings by primary operating subsidiary in each of the segments of the supplemental education market in which we compete:

                              WEEKLY READER        AMERICAN GUIDANCE        COMPASSLEARNING            WORLD ALMANAC
PRINT AND ELECTRONIC      PERIODICALS:  16       BASIC SKILLS:           ELECTRONIC             TEACHING KITS:  Kits
INSTRUCTIONAL MATERIALS   grade or               Supplemental            COURSEWARE:            developed by World
                          subject-specific       textbooks and           Approximately 8,000    Almanac Education
                          periodicals for pre    worktexts targeted      hours of electronic    Library Services
                          K-12 students and 2    for low-performing      courseware for Pre-K   used to teach a
                          subscription           students in middle      - 12 students,         variety of skills
                          supplements,           and secondary schools   primarily for          including research
                          including Weekly       covering core           reading, math and      skills, map skills
                          Reader, Teen           curriculum subjects.    language arts,         and Internet skills.
                          Newsweek and Current                           through the
                          Events.                TEST PREPARATION:       CompassLearning
                                                 Instructional           Odyssey Product line.
                          SKILLS BOOKS:  168     materials to prepare
                          distinct, grade        for three of the        MANAGEMENT SYSTEM:
                          specific, workbooks    leading achievement     Odyssey management
                          for K-9 students       tests for K-12          system enables
                          that build and         students.               teachers to track
                          reinforce basic                                student performance,
                          skills, including      PERSONAL GROWTH:        record grades,
                          the Map Skills         Various personal        report on progress
                          series, or focus on    growth materials        and prescribe
                          current topics such    covering topics such    lessons based on
                          as health issues or    as drug use             results.
                          upcoming               prevention and
                          Presidential           anti-violence
                          elections.             training, self-esteem
                                                 and career education

                          SPONSORED
                          INSTRUCTIONAL
                          MATERIALS: A variety
                          of free instructional
                          materials, including
                          print and video
                          products, paid for by
                          corporate, trade
                          association and/or
                          not-for-profit
                          sponsors primarily
                          for K-12 students.

TESTING AND ASSESSMENT             N/A           INDIVIDUALLY            ASSEMENT TEST:                  N/A
PRODUCTS                                         ADMINISTERED TESTS:     CompassLearning
                                                 Assessment products     Explorer assessment
                                                 for K-12 students and   tool evaluates
                                                 adults, includes        student performance,
                                                 Ability Assessment,     meet the Assessment
                                                 Behavior & Social       of educational
                                                 Skills Assessment,      Progress (NAEP)
                                                 Language, Speech &      objectives and is
                                                 Auditory Skills         aligned with the
                                                 Assessment.             core state standards.

                                                 GROUP TESTS GRADE:
                                                 Group testing, which
                                                 offers reliable
                                                 reading diagnostics
                                                 for individual
                                                 students.

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

         - sponsored instructional materials published by its subsidiary, Lifetime Learning Systems, Inc.; and

         -        skills books.

         In addition, Weekly Reader licenses the content of some of its publications for commercial use by third parties and sells advertising space in some of its publications as well as on its web site.

ELEMENTARY SCHOOL PERIODICALS. WEEKLY READER, first published in 1928, has established itself as a leading source for current events information for students in grades Pre-K to 6. WEEKLY READER features seven grade-specific editions for students, with between 25 and 32 issues per school year for each edition. Within Elementary, Weekly Reader also offers one optional monthly supplement, SCIENCESPIN. The following table lists each edition of the WEEKLY READER and our other elementary school periodicals indicating issues per subscription and subscription price.

                                                                                      2002-2003 SUBSCRIPTION
                                                                         ISSUES PER    PRICE (PER STUDENT,
PUBLICATION                                                             SUBSCRIPTION        YEAR) (a)
-----------                                                             ------------  ----------------------
WEEKLY READER:
Pre-K...........................................................              28      $       5.35
K...............................................................              28              4.86
Grade 1.........................................................              32              3.56
Grade 2.........................................................              25              3.56
Grade 3.........................................................              25              3.94
Grade 4.........................................................              25              3.94
Grades 5-6......................................................              25              4.27
SCIENCESPIN.....................................................               7              1.03

(a) Includes shipping and handling costs.

Subscriptions to Weekly Reader elementary school periodicals in the 2001-2002 school year represented approximately 39% of all elementary school periodical subscriptions circulated in that year by the three major publishers of these periodicals. We believe that three publishers account for virtually all periodicals targeted for classrooms. According to publishers' Statements of Ownership filed with the USPS in the fall of 2002 for average circulation for the 2001-02 school year and issue nearest filing date for 2002-03 school year, Weekly Reader's periodicals had the highest total circulation of elementary school periodicals in the 2001-2002 school year, totaling approximately 5.7 million subscriptions (including approximately 0.25 million unpaid, promotional or teacher reference subscriptions.

Each edition of WEEKLY READER is specifically written and designed for a particular grade level in order to bring information on current events to elementary school students at a conceptually appropriate level. The editions for younger audiences contain "soft" news focusing on topics such as fire prevention and animals. Higher-grade level editions contain "hard" news concerning topics such as world news and current events, including, for example, the 2002 congressional mid-term elections, corporate corruption and the Mid-East conflict. A teacher's guide with background information, discussion topics and follow-up questions is included with each issue of each edition.

MIDDLE AND SECONDARY SCHOOL PERIODICALS. We publish nine subject-specific periodicals covering six subject areas for students in middle and secondary schools and a Sex Supplement publication offered to Current Health 2, with between 6 and 26 issues per school year per periodical. For example, CURRENT EVENTS first published in 1902, one of our most popular periodicals for middle school students, provides information on current events tailored to the reading levels and school curriculum of students in the sixth through tenth grades. The following table lists each of our middle and secondary school periodicals indicating target grades, issues per subscription, subject area and subscription price.

                                                                                 2002-2003 SUBSCRIPTION
                                                  ISSUES PER                       PRICE (PER STUDENT
              PUBLICATION               GRADE    SUBSCRIPTION     SUBJECT AREA        PER YEAR) (a)
-------------------------------------   ------   ------------  ----------------  ----------------------
Current Events......................      6-10         25      Social Studies            $  9.67
Current Science.....................      6-10         16      Science                     10.42
READ................................      6-10         18      Language Arts               10.53
Writing.............................      7-10          6      Language Arts               10.26
Know Your World Extra...............      5-9          12      Remedial Reading            11.34
Career World........................      7-12          6      Career Guidance             10.75
Current Health 1....................      4-7           8      Health                      10.53
Current Health 2....................      7-12          8      Health                      10.53
CH2 Sex Supplement..................      7-12          8      Health                       3.78
Teen Newsweek.......................      6-9          26      Social Studies               7.94

(a) Includes shipping and handling costs.

Weekly Reader's middle and secondary school periodical subscriptions in the 2001-2002 school year represented approximately 45% of all middle and secondary school periodical subscriptions circulated that year by the three major publishers which we believe account for virtually all middle and secondary school periodicals targeted for classrooms. Weekly Reader's middle and secondary school periodicals had the second highest total circulation of periodicals for these schools in the 2001-2002 school year with approximately 1.5 million subscriptions including approximately 0.1 million unpaid promotional or teacher reference subscriptions. In each of the last ten years, over 60% of middle and secondary schools that have subscribed to one or more of our middle or secondary school periodicals renewed their subscription for the following year. To target the growing sixth to ninth grade market, Weekly Reader entered into a relationship with NEWSWEEK magazine to create TEEN NEWSWEEK, which was launched in September 1999. TEEN NEWSWEEK focuses on social studies and current events and contains grade-appropriate news stories that link history, geography, government and cultures to the news stories. The relationship is intended to capitalize on Weekly Reader's expertise in publishing and marketing materials for classroom use and NEWSWEEK's strong news image, rapid distribution capabilities and experience in advertising sales.

LIFETIME LEARNING SYSTEMS Our Lifetime Learning Systems business is a leader in the creation and distribution of a variety of supplemental education materials which are paid for by corporate, trade association and/or not-for-profit sponsors and are distributed free to a target audience. The materials produced focus on topics chosen by the sponsor and are typically targeted for use in K-12 classrooms. Lifetime Learning Systems also produces sponsored supplemental education materials targeted for the college and senior citizen markets. Lifetime Learning Systems has created a variety of formats for supplemental education materials over the years including:

         -        posters, teacher's guides and reproducible student activities;

         -        audio and video tapes; and

         -        web sites.

Sponsors of Lifetime Learning Systems, Inc. projects have included corporate sponsors such as Ford Motor Credit, Kimberly Clark, Gillette and the New York Stock Exchange as well as not-for-profit sponsors such as the National Fire Protection Association, Center for Disease Control, Cotton, Inc. and United Way.

SKILLS BOOKS. We offer skills books, a line of workbooks and other supplemental education materials that build and reinforce students' basic skills in curriculum areas such as math or language arts as well as other titles, which focus on life issues, such as current events or health. The skills book product line includes 30 different series of workbooks including 168 distinct, grade-specific titles spanning K-9 grades. For example, the highly successful Map Skills for Today series builds geographic literacy by teaching students basic map-reading concepts and skills. The success of this series is attributable to a proven sequential approach to teaching map skills that matches the curriculum established by many school systems. Additional products include series covering topics such as AIDS and anti-drug education.

WEEKLYREADER.COM. In addition to our presence in the classroom through printed materials, we redesigned and re-launched Weekly Reader's website, with the goal of strengthening the brand image of our print products and positioning Weekly Reader to capitalize on electronic distribution opportunities. In 2002 the website was expanded to include the WRTOOLKIT which gives subscribers the ability to research topics in a database of archived articles. Weekly Reader's website is a free site with pages specifically addressing students, teachers and parents needs. It offers materials, in the form of articles, puzzles, experiments and games, which correlate with the content of Weekly Reader periodicals. In addition, the web site informs users about our periodicals and skills books allowing customers to subscribe over the Internet. For the year ended December 31, 2002, the web site had approximately 10.5 million page views with the average user spending approximately ten minutes on the site per visit.

OTHER PRODUCTS AND SERVICES. Weekly Reader also licenses the content of some of its publications, promotes other products in its publications and provides its "seal of approval" to various products. Weekly Reader's licensed content is generally recognized as revenue over the term of the license agreement. Advertising revenues are recognized as income on the issue date, net of provisions for rebates, adjustments and discounts. Weekly Reader continues to sell "Weekly Reader Editor's Choice" book selections licensed from trade book publishers on QVC generating some of the largest one-day sales totals in Weekly Reader's history. Weekly Reader expects this new sales channel to continue to expand in future years. Sales of books, tests and other items are generally recognized as revenue upon shipment, net of an allowance for returns.

AGS

AGS has two principal product lines:

         -        testing and assessment products; and

         -        supplemental instructional materials.

TESTING AND ASSESSMENT PRODUCTS. AGS's testing and assessment products provide educators with reliable individually-administered and group tests, and manuals explaining how to administer our tests. Our testing and assessment products and supplemental instructional materials are primarily used in K-12 schools, but are also used in community health centers, clinics, hospitals, correctional facilities, community colleges and other adult education programs. These products are used to diagnose learning disabilities and measure the cognitive ability, educational achievement and personal and social adjustment of students.

AGS currently publishes over 30 testing and assessment products. AGS's testing and assessment products are generally sold as part of a test kit. Test kits typically contain the test record forms, "easels" used to administer the test items, and a manual describing the proper method to score and evaluate the particular test. Four of AGS's top five testing products, based on sales, have been published for over 25 years. AGS's tests are revised periodically to ensure that they reliably measure existing populations. Achievement tests generally require revisions every eight to ten years while tests that measure personal and social adjustment or cognitive ability in some cases do not require revision for as long as 15 years.

Educators and clinicians apply AGS's testing and assessment products on an individual basis to understand a student's particular educational needs. In our experience, once the validity and effectiveness of a test is established and accepted in the educational community, educators', psychologists' and clinicians' familiarity with the product grows along with their reluctance to change suppliers and learn different assessment content, administration approaches and scoring techniques. These professionals often prefer to use the same tests over a long period of time in order to compare performance of their student populations. The goal of AGS is to increase its brand awareness in the markets it serves - primarily specialists in the K-12 market. Our goal is to establish the AGS name in association with our products and services. By increasing our visibility as a company on a national and local level with special educators, we will be able to help the customer connect our products with our company name. To grow in our critical markets, AGS plans to aggressively pursue four main areas for growing our product line:

         - Revisions - Many of our top-selling tests and curriculum are on schedule to be revised over the next 5 years.
         - New Product - AGS annually increases its new product offering through internal development.
         - Acquisitions - AGS historically has pursued acquisitions to enhance and supplement its internal development efforts.
         - Distribution - AGS has increased its emphasis on distributing complementary products to its target markets. Gareth-Stevens and Weekly Reader titles (over 150) have been added to four of our main catalogs this fall, and we have added key reading assessments that will put us in a good position to capture Reading First, federally funded reading initiative, dollars.

SUPPLEMENTAL INSTRUCTIONAL MATERIALS. AGS's supplemental instructional materials consist of curriculum-based instructional materials, many of which are for low-performing students. Low-performing students are defined as those students scoring in the lower 50th percentile of the student population at a particular grade level. We focus primarily on serving middle and secondary schools with additional sales to post-secondary markets, such as community colleges and correctional facilities. We generally produce three types of instructional materials:

         - supplemental hardcover textbooks in core curriculum areas for low-performing students, with related products such as workbooks;

         - soft cover worktexts in core curriculum areas for low-performing students; and

         - test preparation materials which can be used to prepare all students for leading achievement tests.

AGS's supplemental hardcover textbooks are designed to provide comprehensive coverage of skills and concepts in short, concise lessons. They are geared to a fourth grade reading level or below with photography and content that are appropriate for middle and secondary school students as well as adults.

We believe AGS's supplemental hardcover textbooks set the standard for quality in the market, with full-color content and accompanying extensive teacher support materials. Each textbook has a wrap-around teacher's edition that reproduces the student edition with notes for the teacher indicated next to the text such as overviews for each new lesson, alternative questions a teacher may ask and answers to questions in the text. Each textbook has available a set of quizzes, worksheets, problem sets and other materials that teachers are permitted to reproduce for their classes. These materials also are available on CD-ROM. Most of AGS's supplemental hardcover textbooks have related soft cover workbooks, activity books and study guide programs including videos available in print and on CD-ROM for self-guided learning.

AGS's soft cover worktexts also cover core curriculum areas. These worktexts are designed as stand-alone products so that a teacher may use them to supplement any textbook. These soft cover worktexts cover smaller portions of any given curriculum area other than our supplemental hardcover textbooks.

Approximately 10% of AGS's net revenue for the year ended December 31, 2002 was from sales of testing and assessment products and supplemental instructional materials in which the end users were not K-12 schools.

AGS also publishes a rapidly growing line of test-preparation materials developed to assist students preparing to take three of the leading achievement tests: Stanford Achievement Test (SAT), Iowa Test of Basic Skills (ITBS), and TERRANOVA (Comprehensive Test of Basic Skills (CTBS) and Multiple Assessments tests).

Additional preparation materials for state specific tests are also published. AGS's test preparation materials are sold in package format.

COMPASSLEARNING

CompassLearning is a research-based technology learning solutions company that produces educational assessment, curriculum, and management tools for grades Pre-K through 12, all of which are aligned to local, state, and national standards. The CompassLearning solutions are easily integrated into classroom activities that support curricular goals. CompassLearning derives most of its revenue from the sale of solution products and related professional development and technical support services.

CompassLearning's Learning Odyssey(R) product line is a comprehensive library of over 8,000 hours of interactive, standards-based, managed curriculum. The Odyssey curriculum focuses on reading, math, and data management tools designed for grades Pre-K through 12. Use of stimulating graphics, interactive animation, and audio technology for all types of learning instruction help motivate students to learn. Assessment products assign lessons based on each student's needs. Products cover a full range of development, from basic skill instruction, to critical thinking exercises, to project-based learning. Management tools are designed to reduce the time teachers spend on administrative tasks and increase one-on-one work with students. The Odyssey product line is delivered in the school's platform of choice including LAN, WAN and Internet access.

CompassLearning Explorer is an assessment tool designed to help evaluate student performance. It covers the National Assessment of Educational Progress (NAEP) objectives and is aligned with the core state standards. CompassLearning Explorer offers criterion-referenced tests, prescriptive learning paths with the flexibility to integrate third-party products, as well as allowing for customization to meet individual students' and teachers' needs. It can be delivered via the Internet with computer-based and print components. Curriculum options vary, letting students navigate with the program at their own pace or on a timed basis.

A typical CompassLearning sale consists of software products packaged with professional development and technical support services for an average price of $30,000 per school per year. The curriculum sells for an average of $120 per subject per grade level plus $100 per workstation for simultaneous access. The Odyssey management system sells for $3,500 and CompassLearning Explorer sells for $5,000. Professional development services range in price from $1,000 per day for a standard course to $1,230 per day for customized training sessions. These services are typically purchased under a contract for specific number of days of service. Technical support services are typically purchased under one-year contracts for an average cost of $3,950 per year. After the expiration of any service contract, services can be purchased on an ongoing basis.

CompassLearning provides professional development services and technical support services. CompassLearning has a team of over 65 full-time educational consultants providing professional development services to teachers, ranging from basic software training to services designed to assist teachers in implementing and integrating technology into the classroom.

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

WORLD ALMANAC BOOKS: THE WORLD ALMANAC(R) AND BOOK OF FACTS is, we believe, one of the most widely used and well-respected general reference publications in the United States. In 1998, the American Library Association named it one of the three most important information sources found in libraries and the best almanac overall. We believe THE WORLD ALMANAC(R) AND BOOK OF FACTS provides more complete and up-to-date information than competing almanacs. Its comprehensiveness and brand identity are critical assets. In print for over 130 years, THE WORLD ALMANAC(R) AND BOOK OF FACTS perennially makes the NEW YORK TIMES' bestseller list. World Almanac Books also licenses the content of THE WORLD ALMANAC(R) AND BOOK OF FACTS to third parties for inclusion in their products. Since 1995, World Almanac Books has also published THE WORLD ALMANAC FOR KIDS, with over 2,000,000 copies sold to date.

WORLD ALMANAC EDUCATION LIBRARY SERVICES: World Almanac Education Library Services is a niche distributor of reference and informational materials, which it targets primarily to K-12 school and public libraries. There are approximately 108,000 K-12 school libraries and 16,000 public libraries in the United States. World Almanac Education Library Services reviews and selects materials from third-party publishers for inclusion in its fourteen catalogs. The catalogs also include THE WORLD ALMANAC AND BOOK OF FACTS, THE WORLD ALMANAC FOR KIDS and several best selling series from Gareth Stevens, Inc. World Almanac Education Library Services mailed a total of approximately 2.1 million catalogs in 2002. World Almanac Education Library Services also publishes a small amount of proprietary teaching kits, including kits covering research skills, map skills and Internet skills, which include items such as lesson plans for books we believe are appropriate for classroom use to encourage multiple-copy sales.

GARETH STEVENS, INC.: Gareth Stevens, Inc. publishes nonfiction and fiction books for K-8 students. These books cover a broad spectrum of topics including nature, science, social studies, reference, and language arts, all closely related to curriculum standards. Approximately 79% of Gareth Stevens, Inc.'s sales derive from books published under the three Gareth Stevens' imprints:
Gareth Stevens Publishing (K-6), World Almanac Library (4-8), and Weekly Reader Early Learning Library (Pre-K-3). In the Gareth Stevens Publishing imprint, a majority of these titles are sourced from domestic and international third parties for which Gareth Stevens, Inc. usually holds at a minimum exclusive distribution rights for K-12 school and public libraries in North America. Royalty advances are generally paid on titles sourced in this manner and then earned out over the life of the title. Sales made in the wholesale channel are recognized when books are shipped to wholesalers net of estimated sales returns. Sales made through the telemarketing preview channel are recorded upon return of unwanted preview product. In the World Almanac Library and Weekly Reader Early Learning Library imprints, the majority of titles are created by Gareth Stevens and in most of the cases in which Gareth Stevens, Inc. does not own the title, we hold the worldwide rights to the titles. The remaining approximately 21% of Gareth Stevens, Inc.'s sales result from the telesales distribution of books from other publishers, primarily two lines from Rosen publishing (a K-3 line and a 6-12 line), and books from a handful of other publishers, including Capstone, Heinemann Library, Crabtree, and Compass Point, sold on consignment through the LibraryOne Direct division.

FACTS ON FILE NEWS SERVICES: World Almanac, through Facts On File News Services, publishes and sells subscription news reference products in print and Internet formats. There are five print products:

         -        FACTS ON FILE WORLD NEWS DIGEST;

         -        ISSUES AND CONTROVERSIES ON FILE;

         -        TODAY'S SCIENCE ON FILE;

         -        EDITORIALS ON FILE; and

         -        SOFTWARE AND CD-ROM REVIEWS ON FILE.

Its core product, FACTS ON FILE WORLD NEWS DIGEST, is a highly respected publication used by libraries as a comprehensive index of world events beginning in 1940 in the print version and in 1999 in the electronic version. Librarians, journalists and library patrons typically use Facts On File News Services products to research historical events. The in-house editorial staff of FACTS ON FILE WORLD NEWS DIGEST distills key news information from more than 100 different newspapers, periodicals, journals and government Internet sources and uses it to update the product weekly in the print and Internet formats. The core print product has an annual subscription list price of $915, which is discounted for public and school libraries. The print edition of FACTS ON FILE WORLD NEWS DIGEST sold over 2,900 subscriptions in 2002 and continues to meet with great acceptance, as evidenced by renewal rates averaging approximately 87% from 1997 through 2002. Subscriptions to the print edition, however, are expected to decline gradually as it is replaced by Internet-based versions of the product described below.

To take advantage of accelerated library spending on electronic delivery of reference materials, World Almanac launched FACTS.com in 1999, an on-line version of FACTS ON FILE WORLD NEWS DIGEST. The increased functionality of the Internet version allows World Almanac to price this product higher than the print version. The Internet version has a list price of $1,595 for a single-site installation, with price discounts per site for multiple-site installation. In 2000, we launched three additional World Almanac databases as part of the Reference Suite @ Facts.com web service: Issues and Controversies On File, Today's Science On File and the World Almanac Reference Database. Revenue for the on-line version of Facts On File products is recognized ratably over the term of the subscription. FACTS.com subscriptions are sold primarily through telemarketing.

FUNK & WAGNALLS: World Almanac operates in the electronic encyclopedia business through Funk & Wagnalls. Although the FUNK & WAGNALLS ENCYCLOPEDIA is no longer published in print format, Funk & Wagnalls licenses an electronic version of its encyclopedic database to various third parties and is delivered via FACTS.com. Funk & Wagnalls also annually sells a general yearbook containing a review of the major news events that transpired in the previous year and a science yearbook containing a review of the major scientific events in the previous year. The yearbooks (general and science) are licensed from World Book Encyclopedia, Inc. The active subscriber list for these two publications, which primarily consists of former subscribers to the print edition of the FUNK & WAGNALLS ENCYCLOPEDIA, is approximately 47,100 for the general yearbook and 17,700 for the science yearbook. Most science yearbook subscribers are also general yearbook subscribers. We do not target new subscribers for these yearbooks; however, renewal rates have averaged approximately 81% for the general yearbook and 77% for the science yearbook from 1997 through 2002.

PRODUCT AND CONTENT DEVELOPMENT

WEEKLY READER. Weekly Reader has a team of 48 people working in product and content development. This team includes:

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

Weekly Reader's skills books are typically written by freelance writers at the direction of Weekly Reader's editors. Lifetime Learning Systems, Inc.'s products are developed in a variety of formats by an in-house editorial and design staff with varying degrees of direction provided by the applicable sponsor. In the past, some sponsors of Lifetime Learning Systems, Inc. projects have approached Lifetime Learning Systems, Inc. with a specific concept for which they are seeking implementation and production, while other sponsors simply have a message they wish to get across to a target audience and request proposals as how best to accomplish that goal.

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

AGS. AGS's new and revised testing and assessment products are developed internally by in-house personnel, most of who are trained in one or more specialties including psychology, education, early childhood development and speech/language, among other disciplines. In some cases the in-house personnel revise existing products under the direction of well known external authors who control the original copyright or content of the test and who receive royalties from the sale of these tests.

Our testing and assessment products are firmly rooted in established psychological and pedagogic theory, and our product development philosophy is customer focused. New test concepts are usually derived from the marketplace, often from our sales representatives who are in contact with teachers, guidance counselors, school psychologists, school administrators and other professionals who identify a testing need.

We also develop new products through a systematic review of industry trends, including emerging trends in the education community, or in conversations with educators and other professionals who attend various trade and professional conferences where we are an exhibitor or attendee. Occasionally, we will be approached by an external author with a new test concept, which we will then evaluate in terms of its overall market potential. AGS also distributes a few select assessments from other publishers.

After we have created or revised a test, we then subject it to field tests. Once field-testing and any indicated adjustments are complete, the test undergoes standardization, generally being tested on 200 students per age year targeted by the test and covering a broad range of demographic characteristics. In addition, we seek support for the test from key opinion makers in the subject area of the test. Only at this stage do we begin to market the test. The process is similar for most revisions of existing tests because when a test is updated, the new content similarly must be field-tested and then the revised test must undergo standardization. The development cycle for a new test or to make revisions to an existing test is typically five years from concept through the launch of the new or revised test. The life cycle for the new or revised test can be up to 15 years or more.

We develop supplemental instructional products internally and externally with developers and in close consultation with outside authors, on a royalty basis or on a fee-for-service arrangement. New product concepts are derived from various sources, including in-house development staff, outside authors and our sales force based on their regular meeting with educators and administrators.

Most of these instructional products have a development cycle of approximately one year. In general, we solicit bids for our new products from outside developers and award the contract based on price and other factors relating to the developer's ability to deliver the finished product according to our exact specifications.

COMPASSLEARNING AND CHILDU. CompassLearning and ChildU have a combined product development team of 60 employees. Product development expertise consists of software engineers, programmers, quality assurance analysts, technical writers, instructional designers, and project managers. The co-development effort will focus on three primary objectives:

         -        delivering a Pre-K through 8 web-enabled curricula,

         - developing a state-of-the-art instructional management system, and

         -        creating a national-standards-based assessment product.


WORLD ALMANAC.  World Almanac has a 37 person in-house editorial staff that:

         - in the case of the World Almanac Books and Funk & Wagnalls, works in conjunction with outside work-for-hire editors to develop its content; and

         - in the case of the Facts On File New Services products, develops the content of these products.

Individual members of the in-house editorial staff are generally responsible for only one of the product lines. The contents of our Funk & Wagnalls yearbooks are licensed from third parties. The Gareth Stevens, Inc. nonfiction and fiction books are comprised of either content licensed from third parties and then repackaged and/or rewritten for the K-12 market in the United States or, especially in the case of books for the World Almanac Library and Weekly Reader Early Learning Library imprints, original content developed by in-house staff, freelance writers, and other providers of editorial services. World Almanac Education Library Services has a three-person creative staff which designs the layout for the catalogs and selects the reference and informational materials which will be included in the catalogs.

World Almanac Education Library Services updates its catalogs twice each year. New editions of THE WORLD ALMANAC(R) AND BOOK OF FACTS and THE WORLD ALMANAC FOR KIDS are published each year. New product development is currently focused on offering products through Internet delivery. In 2000, we launched the following three additional World Almanac databases as part of the Facts On File News Services web service: Issues & Controversies On File, Today's Science On File and the World Almanac Reference Database.

CUSTOMERS

Our targeted customers, who vary depending on the product line, are teachers, school and school district-level administrators, librarians, other educational professionals and parents.

Weekly Reader's periodicals and other instructional materials are purchased mainly by teachers, as well as by school and school district-level administrators. In addition, schools sometimes ask parents of students to pay for their children's subscriptions to Weekly Reader periodicals. According to Weekly Reader, it was the largest publisher of classroom periodicals in terms of total circulation in the 2001-2002 school year with over 7.0 million subscribers.

Customers of Lifetime Learning System, Inc.'s products generally are:

         -        corporations;

         -        trade associations;

         -        not-for-profit organizations; and

         -        government agencies.

Customers of AGS's assessment products generally are guidance counselors, school psychologists, speech pathologists, special education teachers and other similar school district-level specialists.

Customers of AGS's supplemental instructional materials generally are teachers and school-level administrators as well as school district-level administrators. AGS also has customers outside of K-12 schools for its testing and assessment products and supplemental instructional materials, which includes clinical psychologists, community colleges, adult educational programs and correctional facilities.

One or more of AGS's testing and assessment or supplemental instructional products are used in over 12,000 school districts, or approximately 76% of the school districts in the United States.

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

In 2002, approximately 87% of World Almanac's sales were to schools and libraries. The remaining 13% of its sales consisted of sales of yearbooks to former encyclopedia purchasers and sales of THE WORLD ALMANAC(R) AND BOOK OF FACTS and THE WORLD ALMANAC FOR KIDS to consumers.

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
                                                                                                File News Services Retail
                                                                                                Marketing: World Almanac
                                                                                                Books

Size of Staff                     8                       50                      55                     113

Number of Mailings in   Total mail quantity               N/A                     N/A           Facts On File News
2002                    of 9.0 million (in                                                      Services generally
                        March, April, July                                                      mails twice a year;
                        and August)                                                             World Almanac
                                                                                                Education Library Services
                                                                                                generally mails four times
                                                                                                a year; Yearbook mail
                                                                                                campaigns once a year

Number of Schools/      Over 110,000 schools;   250,000 customer                  N/A           Approximately
Teachers/Libraries in   3.4 million teachers     locations                                      106,516 schools,
Database                                                                                        16,664 school
                                                                                                districts, 15,847
                                                                                                public libraries,
                                                                                                3,985 academic
                                                                                                libraries

Estimated Number of     Over 60,000 schools     Over 15,000 school       Over 20,000 schools    Over 68,000 school
Schools/School                                  districts                                       and public libraries
Districts/Libraries                                                                             have purchased
with our products                                                                               products from World
                                                                                                Almanac

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

Weekly Reader's classroom periodicals are marketed primarily through the use of direct mailings. Its experienced and skilled marketing staff has developed detailed mailing schedules and marketing strategies to reach current and prospective customers. In the marketing of its classroom periodicals, Weekly Reader has developed and maintained a valuable and proprietary database tracing the purchasing habits of approximately 3.4 million individual teachers and administrators and approximately 110,000 schools over the past five years as well as various demographic factors in each locale. In 2002, Weekly Reader mailed over 0.6 million catalogs and 9.0 million direct mail pieces primarily to teachers as well as to school and school district-level administrators, librarians and parents. Schools are segmented for mailings according to "purchasing" and "non-purchasing" status, with marketing campaigns based on purchasing history specifically targeted to teachers, who are typically the key decision makers in connection with the purchase of Weekly Reader's classroom periodicals. Schools that currently purchase Weekly Reader's classroom periodicals are then further segmented according to penetration levels for each elementary school grade or middle or secondary school subject area. The timing of mailings, inclusion of product samples and timing and amount of discounts offered, among other things, vary depending on which segment is being targeted.

World Almanac also uses direct mail to generate sales. For example, Facts On File News Services uses direct mailings for general product announcements, to generate sales leads and for order procurement from new customers. The strategy for attracting new customers consists of using targeted direct mail, followed by telesales calls from representatives who are recruited and trained by Facts On File News Services. World Almanac's World Almanac Education Library Services also uses direct mail to sell its products. This division of World Almanac has developed a sophisticated database that tracks customers and purchasing habits, including monetary value of an average purchase and other relevant factors, which it uses to target customers with the appropriate catalogs. Most of World Almanac Education Library Services' sales are generated from mailings of its main catalog, which is sent to existing customers, and its prospect catalog, which is mailed to prospective customers. World Almanac mailed approximately 2.7 million direct mail pieces in 2002, including 2.1 million catalogs.

American Guidance printed and mailed more than 1.5 million promotional materials and catalogs in 2002, aimed at developing customer leads, spurring direct-response sales and building overall marketplace awareness of its brand and products.

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

Gareth Stevens, Inc.'s marketing strategy consists primarily of selling products through its active and growing telemarketing program. The telemarketing division generates approximately 48% of all Gareth Stevens, Inc. sales by contacting existing and prospective accounts to solicit commitments to preview titles from Gareth Stevens, Inc. and other third-party publishers. Through the preview process, librarians are invited to receive copies of Gareth Stevens, Inc. titles or the third-party titles it distributes. The librarians then have the opportunity to review actual copies of the selected titles at their convenience. Gareth Stevens, Inc. telemarketers follow up with these librarians over a specified time period to ensure that the product has been received and reviewed. Any titles not selected for purchase are picked up from the librarian's location, with all postage and handling expenses borne by Gareth Stevens, Inc. Depending on the school year cycle, there are usually between 50 and 100 part-time and full-time telesales representatives in the Gareth Stevens, Inc. telemarketing unit.

CompassLearning's inside sales group, comprised of six people, assists its direct sales force by qualifying sales leads in conjunction with funding eligibility and also promotes renewal sales of professional development and technical support services contracts.

World Almanac's Facts On File News Services' strategy for attracting new customers consists of using targeted direct mail, followed by telemarketing calls from representatives who are recruited and trained by Facts On File News Services. World Almanac Education Library Services also has recently begun using telemarketing to promote its products. Weekly Reader's internal telemarketing group consists of nine individuals, targeting new subscribers. Weekly Reader also conducts telemarketing campaigns, to assist in the generation of renewal sales.

DIRECT SALES FORCES. American Guidance, CompassLearning and Weekly Reader's Lifetime Learning Systems, Inc. each primarily use a direct sales force to sell and market their products.

To market its testing and supplemental instructional materials, AGS pursues a strategy of developing strong relationships with its current and prospective customers primarily by using its sales organization.

These representatives work closely with schools to determine which of AGS's products best serve the needs of a specific school's student body. Unlike traditional telemarketing, AGS's telephone (inside) sales representatives develop relationships with customers and occasionally make field visits. All of AGS's sales representatives go through a training process with defined objectives that they must satisfy during the initial six months of their employment and each year thereafter. In addition, AGS enlists professionals on a per diem basis to provide instruction to educators concerning test administration, scoring and other professional training such as disciplinary methods and substance abuse and violence prevention techniques.

CompassLearning maintains a direct sales force of 55 sales representatives. The sales representatives are each assigned to a sales region within the United States. Each member of the direct sales force has access to CompassLearning's database of detailed information concerning the school districts, current customers, school funding and other data for its sales territories. On the basis of this information, the sales representatives seek to establish relationships with, and brand awareness for, CompassLearning's products among existing and potential customers in their respective districts by making personal sales visits to the schools or school administrators.

Weekly Reader's Lifetime Learning Systems, Inc. has a dedicated marketing and sales team of ten people who make presentations directly to potential corporate, trade association and not-for-profit organization clients. Presentations generally consist of proposals for education materials and programs to be shipped free to teachers and schools under the client's sponsorship.

RETAIL MARKETING/WHOLESALERS. Approximately 69% of World Almanac Books' revenue is generated from product sold through retail bookstores or through wholesalers into mass-market locations such as supermarkets and newsstands. World Almanac Books' products are also sold to book clubs and other resellers as well as into libraries through World Almanac Education Library Services. In addition, Gareth Stevens, Inc. distributes approximately 39% of its products through its network of wholesalers to libraries.

INTERNET WEB SITES. Weekly Reader, American Guidance and World Almanac all have free Internet web sites, which allow customers to order their products. The Weekly Reader web site:

         - features pages specifically addressing students, teachers, and parents; and

         - offers materials in the form of puzzles, experiments and games that correlate with the content of Weekly Reader periodicals.

The AGS web site, launched in 1996, provides extensive company information, customer service information, order placement information and a complete description of its products. The web site also includes product forums which give detailed information about those specific products. AGS had approximately $4.9 million in web site sales in 2002.

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

SHIPMENT. Our periodicals are typically shipped second-class mail directly from the location at which they were printed. TEEN NEWSWEEK, however, is delivered by truck and/or air directly to United States Postal Service bulk mail centers to speed delivery. Our other print materials are typically delivered by fourth-class mail or, in some cases, by the United Parcel Service or other courier services. Since 1986, we have distributed FACTS ON FILE WORLD NEWS DIGEST through third parties, which provide electronic on-line delivery of databases to libraries and have paid these distributors a royalty for each subscription. Because we have now developed our own Internet delivery format, we expect our use of these distributors to decline.

COMPETITION

WEEKLY READER. Our primary competitors in the Pre K-12 classroom periodicals market are Scholastic Inc. and Time, Inc. These publishers together with Weekly Reader publish virtually the entire market of periodicals targeted for Pre K-12 classrooms. Scholastic Inc. publishes six editions in the elementary school market and eight editions in the middle and secondary school market. Time, Inc. publishes three editions in the elementary school market and no editions in the middle and secondary school market. Competition in the school periodicals market is based primarily on:

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

In skills books we compete with many large and small publishers, primarily on the basis of:

         -        subject matter expertise;

         -        breadth of offerings; and

         -        price.

Although we have developed a strong niche in map skills books and geography books, our skills books line maintains a relatively small market share in the larger market for supplementary instructional materials. This market includes many widely recognized brands published by competitors with greater brand recognition, larger marketing budgets and more frequent product revision.

In sponsored supplemental educational materials, Lifetime Learning Systems competes primarily with Scholastic Inc., as well as with other regional competitors. Competition in this market is based on editorial quality, distribution capability and cost.

Lifetime Learning Systems' strengths, which we believe give us a significant competitive advantage over our smaller competitors, include:

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

AGS. In the assessment area, our principal competitors are The Psychological Corporation, The Riverside Publishing Company and CTB/McGraw-Hill.

These companies focus mainly on norm referenced achievement tests, which are administered in large groups, while individually administered assessment tests, our target market, represent a secondary product line. We believe we are well positioned to compete successfully in both the individually administered assessment test market and the supplemental print instructional materials market based on our reputation, content and ability to reach the customer base.

In the individually administered assessment test market, where quality and reputation are the primary decision criteria, we have been providing market-leading materials for over 45 years.

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

In the supplemental print instructional materials market, we believe we are the only publisher to offer full-color textbooks with complete teacher support for students reading below grade level in middle and senior high school.

COMPASSLEARNING. Within the electronic courseware market, we compete primarily with other providers of integrated curriculum software and, to a lesser extent, with independent software vendors and traditional print education publishers. Our primary competitors are:

         -        NCS Learn;

         -        Riverdeep; and

         -        Lightspan.

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

         -        Haights Cross (Chelsea House)

         -        Rosen Publishing Group (Rosen, Rosen Central, PowerKids Press)

         -        Lerner Publishing

Competition in the electronic reference materials category is somewhat more concentrated. Some of the larger competitors in this category include:

         -        The Gale Group, Inc.;

         -        EBSCO Industries, Inc.;

         -        ProQuest, Inc.; and

         -        SIRS, Inc.

Products sold to school and public libraries tend to be less price sensitive than in a consumer market. The WORLD ALMANAC(R) AND BOOK OF FACTS competes primarily with the three other almanacs currently available:

         -        THE TIME/INFORMATION PLEASE ALMANAC;

         -        THE NEW YORK TIMES ALMANAC; and

         -        ENCYCLOPEDIA BRITTANICA ALMANAC.

We believe that our almanac has a market share greater than 70% competition in all of these segments is primarily based on reputation and brand names of products, the length of time products have been on the market and the uniqueness of a product. We believe we have a competitive advantage with all these factors. Our competitors, however, have larger publishing organizations, and therefore are able to generate greater potential economies of scale than we can. Our larger competitors, which offer broader product lines, also provide more comprehensive shopping opportunities to library customers than we do with our narrower product focus.

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

Order processing, customer service, cash application, collection functions and fulfillment are typically performed at separate locations for each of our operating subsidiaries, including at:

         -        Delran, New Jersey for Weekly Reader;

         -        Circle Pines and Shoreview, Minnesota for AGS;

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

AGS. Our tests, the accompanying score sheets and test record forms, and supplemental instructional materials are protected by copyrights. Some material from third parties is reprinted with permission. In addition, some products use registered trademarks.

COMPASSLEARNING. CompassLearning's computer software products are copyrighted by CompassLearning, but incorporate software under license from other entities, such as Microsoft. In addition, we periodically obtain permission to use excerpts of third-party materials on an ongoing basis in some of our products or obtain a license from these parties to act as a distributor of their products.

WORLD ALMANAC. World Almanac owns copyrights for each edition of THE WORLD ALMANAC(R) AND BOOK OF FACTS, THE WORLD ALMANAC FOR KIDS, all Facts On File News Services products other than EDITORIALS ON FILE which consists of editorials reprinted with permission, all Gareth Stevens, Inc. books which are written in-house or commissioned, the FUNK & WAGNALLS ENCYCLOPEDIA database and the World Almanac Education Library Services catalogs. World Almanac is typically a licensee of the content of the remainder of its products, other than products it solely distributes, in which it has no intellectual property rights.

ENVIRONMENTAL MATTERS

We are subject to environmental laws and regulations relating to the protection of the environment, including those that regulate the generation and disposal of hazardous materials and worker health and safety. We believe that we currently conduct our operations in substantial compliance with applicable environmental laws and regulations. Based on our experience to date, the nature of our operations and an environmental indemnity from PRIMEDIA delivered with the 1999 recapitalization transactions by which WRC Media acquired its interest in Weekly Reader and World Almanac, we believe that the future cost of compliance with existing environmental laws and regulations and liability for known environmental claims will not have a material adverse effect on our financial condition or results of operations.

EMPLOYEES

At December 31, 2002, we had a total of approximately 898 full-time and 70 part-time employees. None of our employees are represented by any union or other labor organization. We have had no recent strikes or work stoppages and believe our relations with our employees are good.

PART I.

ITEM 2.  PROPERTIES

The Company maintains its headquarters in the metropolitan New York area, where it leases approximately 35,000 square feet of space for executive offices and certain of its operating divisions. The Company is investigating consolidation and subleasing possibilities for more economic and efficient operation. The Company also leases an aggregate of approximately 450,000 square feet of office, warehouse and mixed use space in New York, Connecticut, California, Arizona, Minnesota, Florida, New Jersey, Ohio, Illinois and Wisconsin.

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

ITEM 5.  MARKET FOR THE REGISTRANT'S SENIOR SUBORDINATED NOTES

The Company's 12.75% Senior Subordinated Notes are traded on the
Over-the-Counter Market under the symbol WRCMED.

PART II.

ITEM 6.  SELECTED HISTORICAL FINANCIAL INFORMATION WRC MEDIA AND ITS
SUBSIDIARIES

The following table presents selected historical consolidated financial information for WRC Media and its subsidiaries as of and from the date of inception (May 14, 1999) to December 31, 1999 and selected historical consolidated financial information for WRC Media and its subsidiaries as of and for the years ended December 31, 2000, 2001 and 2002. The selected historical consolidated financial information presented in the table below is derived from the historical consolidated financial statements of WRC Media and its subsidiaries as of and for the period May 14, 1999 (inception) through December 31, 1999 and as of December 31, 2000, which are not included elsewhere in this annual report and the historical consolidated financial statements of WRC Media and its subsidiaries as of December 31, 2001 and 2002 and for the years ended December 31, 2000, 2001 and 2002, which are included elsewhere in this annual report. The selected historical consolidated financial information does not purport to indicate results of operations as of any future date or for any future period. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--WRC Media and Subsidiaries," and the financial statements of WRC Media and its subsidiaries and the notes to them, included elsewhere in this annual report.

-----------------------------------------------------------------------------------------------------------------------
                                                              Period from      For the        For the       For the
                                                              May 14, 1999-   year ended     year ended    year ended
                                                               December 31,   December 31,   December 31,  December 31,
                                                                  1999            2000           2001          2002
-----------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
SALES, NET                                                      $  50,570      $ 218,847      $ 231,469      $ 209,958
GROSS PROFIT                                                       34,468        152,375        165,787        150,947
SALES AND MARKETING                                                14,030         48,879         54,658         49,096
RESEARCH AND DEVELOPMENT                                            3,861          4,708          5,751          1,728
GENERAL AND ADMINISTRATIVE EXPENSES                                 8,904         48,600         51,339         49,931
OTHER OPERATING COSTS:
    RESTRUCTURING COSTS AND OTHER NON-RECURRING EXPENSE (a)          --             --             --            8,594
    GOODWILL AND INTANGIBLE ASSET
    AMORTIZATION AND DEPRECIATION (b)                               7,233         76,519         66,984         21,853
    WRITE-OFF ON IN-PROCESS RESEARCH AND DEVELOPMENT (c)            9,000           --             --             --
INCOME (LOSS) FROM OPERATIONS                                      (7,570)       (26,331)       (12,945)        19,745
INTEREST EXPENSE, NET                                               7,902         35,315         33,319         29,844
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (d)                           --             --             --           72,022
NET LOSS                                                          (19,331)       (62,015)       (48,505)       (95,444)
BALANCE SHEET DATA:
   (END OF YEAR)
WORKING CAPITAL (DEFICIT)                                          (9,990)       (27,830)       (23,760)       (32,656)
TOTAL ASSETS                                                      572,229        504,464        478,862        374,252
LONG TERM OBLIGATIONS (Long term debt, short term debt and
    Redeemable preferred stock)                                   341,323        351,735        372,475        383,906
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              105,283         30,248        (13,286)      (129,084)
OTHER DATA:
    CAPITAL EXPENDITURES, including pre-publication costs             700          8,836         11,194         11,146
    RATIO OF EARNINGS TO FIXED CHARGES (e)                           --             --             --             --
-----------------------------------------------------------------------------------------------------------------------

(a) For the year ended December 31, 2002 $8,594 of restructuring costs and other non-recurring expense was recorded to account for the Company's 2002 Plan of Restructuring. The major integration and cost reduction initiatives included in the 2002 Plan of Restructuring consisted of: closure of facilities and a reduction in work force. One hundred and seven positions were eliminated throughout WRC Media. The workforce reduction involved each of the four operating units of the Company.

(b) Includes depreciation of fixed assets, amortization of capitalized software, prepublication costs, goodwill, and other intangibles

(c) WRC Media and its subsidiaries wrote off purchased in-process research and development on July 14, 1999 after its purchase of CompassLearning.

(d) On January 1, 2002, the Company adopted SFAS No. 142 for its goodwill and identifiable intangible assets. As a result, the Company recorded a transitional goodwill and indefinite lived intangible asset impairment charge of $72,022 at American Guidance Service, Inc. a subsidiary of Weekly Reader Corporation. This charge is reported as a cumulative effect of accounting change, as of January 1, 2002, in the Condensed Consolidated Statements of Operations.

(e) Ratio of earnings to fixed charges is calculated as earnings, which is defined as income (loss) before income tax provision (benefit) plus fixed charges, divided by fixed charges. Fixed charges are defined as interest expended and capitalized, amortized premiums, discounts and capitalized expenses related to indebtedness and estimated interest included in rental expense. Earnings were insufficient to cover fixed charges by $15,995 for the period May 14, 1999 through December 31, 1999, $61,380 for the year ended December 31, 2000, $47,847 for the year ended December 31, 2001 and $12,442 for the year ended December 31, 2002.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
                                  WEEKLY READER

The following table presents selected historical consolidated financial information for Weekly Reader and its subsidiaries as of and for each of the five years in the period ended December 31, 2002. The financial statements of Weekly Reader included in this annual report, including the selected historical consolidated financial information presented below, include a retroactive adjustment to reflect the contribution of 100% of the capital stock of American Guidance and World Almanac by PRIMEDIA to Weekly Reader in 1999 using the historical carrying value of the stock. The selected historical consolidated financial information presented below is derived from the historical consolidated financial statements of Weekly Reader as of December 31, 1998, 1999 and 2000 and for the years ended December 31, 1998 and 1999, which are not included in this annual report, as well as the historical consolidated financial statements of Weekly Reader as of December 31, 2001 and 2002 and for the years ended December 31, 2000, 2001 and 2002 which are included elsewhere in this annual report. The selected historical consolidated financial statements do not indicate results of operations as of any future date or for any future period. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Weekly Reader and Subsidiaries" and the financial statements and related notes to them included elsewhere in this report.

                                                                                    For the years ended December 31, (a)
----------------------------------------------------------------------------------------------------------------------------------

                                                                            1998       1999        2000       2001        2002
----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
SALES, NET (b)                                                            $ 118,236   $ 148,287  $ 154,819   $ 162,165  $ 156,498
GROSS PROFIT (c)                                                             30,646     108,076    113,493     118,474    116,938
SALES AND MARKETING                                                          17,636      24,316     27,060      29,255     28,345
GENERAL AND ADMINISTRATIVE EXPENSES (d, e)                                   42,335      45,374     42,214      43,803     43,638
OTHER OPERATING COSTS:
    RESTRUCTURING COSTS AND OTHER NON-RECURRING EXPENSE (f)                       -           -          -           -      4,280
     GOODWILL AND INTANGIBLE
     AMORTIZATION AND DEPRECIATION (g)                                       12,212      15,345     13,983      13,944     10,709
INCOME FROM OPERATIONS                                                       15,407      23,041     30,236      31,472     29,966
INTERCOMPANY INTEREST EXPENSE                                                 9,232      10,133          -           -          -
INTEREST EXPENSE, NET                                                             -       4,690     34,293      32,403     28,849
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (h)                                        -                      -           -     72,022
NET INCOME (LOSS)                                                             1,865       3,189     (4,418)     (1,046)   (71,241)
BALANCE SHEET DATA:
   (END OF YEAR)
     WORKING CAPITAL (DEFICIT)                                               (1,766)        218     (2,525)     (3,410)    (6,577)
     TOTAL ASSETS                                                           237,276     236,341    220,973     220,830    144,087
     LONG TERM OBLIGATIONS (Long term debt and
        Redeemable preferred stock)                                               -     352,962    362,485     382,288    392,786
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   167,392    (191,375)  (208,605)   (222,375)  (308,657)
OTHER DATA:
     CAPITAL EXPENDITURES (including prepublication costs)                    4,299       5,870      7,251      10,965     10,834
     RATIO OF EARNINGS TO FIXED CHARGES (i)                                   1.62x       1.52x          -           -       0.1x

----------------------------------------------------------------------------------------------------------------------------------

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

(b) Total sales include sales of American Guidance following American Guidance's acquisition in July 1998. For the year ended December 31, 1999, $440 of sales was recorded to account for non-recurring income related to a discontinued contract.

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

(f) For the year ended December 31, 2002 $4,280 of restructuring costs and other non-recurring expense was recorded to account for the Company's 2002 Plan of Restructuring. The major integration and cost reduction initiatives included in the 2002 Plan of Restructuring consisted of: closure of facilities and a reduction in work force. Fifty-one positions were eliminated throughout Weekly Reader Corporation. The workforce reduction involved each of the three operating units of Weekly Reader Corporation.

(g) Includes depreciation of fixed assets, amortization of capitalized software, prepublication costs, goodwill, and other intangibles.

(h) On January 1, 2002, the Company adopted SFAS No. 142 for its goodwill and identifiable intangible assets. As a result, the Company recorded a transitional goodwill and indefinite lived intangible asset impairment charge of $72,022 at American Guidance Service, Inc. a subsidiary of Weekly Reader Corporation. This charge is reported as a cumulative effect of accounting change, as of January 1, 2002, in the Condensed Consolidated Statements of Operations.

(i) Ratio of earnings to fixed charges is calculated as earnings, which is defined as income (loss) before income tax provision (benefit) plus fixed charges, divided by fixed charges. Fixed charges are defined as interest expensed and capitalized, amortized premiums, discounts and capitalized expenses related to indebtedness and estimated interest included in rental expense. Earnings were insufficient to cover fixed charges by $3,826 in 2000 and $765 in 2001.


PART II.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition as of December 31, 2002 of WRC Media Inc. ("WRC Media") and its subsidiaries, Weekly Reader Corporation and its subsidiaries, and their results of operations for the years ended December 31, 2000, 2001 and 2002. You should read the following discussion in conjunction with the Consolidated Financial Statements of WRC Media and Weekly Reader Corporation and its subsidiaries ("Weekly Reader") and the Notes thereto included in Item 8, consolidated financial statements. Unless the context otherwise requires, references to "Weekly Reader" herein are to Weekly Reader and its subsidiaries, including American Guidance Service, Inc. ("American Guidance" or "AGS") and World Almanac Education Group, Inc. ("World Almanac"). Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries and their predecessor companies after giving effect to the transactions related to the acquisition of CompassLearning, Inc. ("CompassLearning"), and recapitalization of Weekly Reader effectuated on July 14, 1999 and November 17, 1999, respectively (the "Acquisition and Recapitalization"). This discussion and analysis contains forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

OVERVIEW

We are a leading publisher of supplemental education materials for the Pre K-12 education market. Our portfolio of products includes a broad range of both print and electronic supplemental instructional materials, testing and assessment products and library materials, several of which have been published for over 100 years.

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

Our operations are conducted primarily through the following four operating subsidiaries:

         -        Weekly Reader;

         -        American Guidance;

         -        World Almanac; and

         -        CompassLearning.

In 2001, the Company acquired ChildU, Inc. a provider of Internet-based educational services to both individual and institutional consumers. ChildU net revenue for the year ended December 31, 2002 was $2.3 million representing only 1.1% of WRC Media total revenues.

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

REVENUE RECOGNITION

The Company's revenue recognition policies for its principal businesses are as follows:

- MAGAZINES - Revenue is deferred and recognized ratably over the subscription period, as the magazines are delivered.

- EDUCATIONAL PUBLISHING - For shipments to schools, revenue is recognized on passage of title, which occurs upon shipment. Shipments to depositories are on consignment. Revenue is recognized based on actual shipments from the depositories to the schools. For certain software-based product, the Company offers new customers installation and training. In such cases, revenue is recognized when installation and training are complete.

- REFERENCE AND TRADE - Revenue from the sale of children's books through the wholesale channel are recognized when books are shipped to wholesalers. Sales to school and public libraries made through the telemarketing preview channel are recorded upon return of unwanted preview product. Sale of children's books to bookstores and mass merchandisers primarily is recognized at the time of shipment, when title transfers to the customer. A reserve for estimated returns is established at the time of sale and recorded as a reduction to revenue. Actual returns are charged to the reserve as received. The calculation for the reserve for estimated returns is based on historical return rates and sales patterns. Actual returns could differ from the Company's estimate which could result in an increase or decrease in subsequent years revenue.

- EDUCATIONAL SOFTWARE AND RELATED PRODUCTS AND SERVICES - Software revenues are recognized in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under SOP 97-2, we recognize revenue for hardware and software sales upon shipment of the product, provided collection of the receivable is probable, payment is due within one year and the fee is fixed or determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or acceptance has occurred. Revenue from service contracts, instruction and user training is recognized as the services are performed and post-contract support is recognized ratably over the related contract. Deferred revenue represents the Company's obligation to perform under signed contracts. For contracts with multiple elements (e.g., deliverable and undeliverable products, maintenance and other post-contract support), the Company allocates revenue to each undelivered element of the contract based on vendor specific objective evidence of its fair value, which is specific to the Company. The Company recognizes revenue allocated to delivered products on the residual method when the criteria for product revenue set forth above are met. Several of the Company's customers are subject to fiscal funding requirements. If the funding requirements are subject to governmental approval, the likelihood of cancellation is assessed. If the likelihood of cancellation is assessed as remote, revenue is recognized. If the likelihood of cancellation is assessed as other than remote, revenue is deferred. If the funding requirements are subject to non-governmental approval, revenue is deferred and recognized in accordance with the remaining provisions of SOP 97-2.

- LICENSING -Licensing revenue is recorded in accordance with royalty agreements at the time licensed materials are available to the licensee and collections are reasonably assured.

- ADVERTISING - Revenue is recognized when the magazine is shipped and available to the subscribers.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Allowances for doubtful accounts are estimated losses resulting from our customers' failure to make required payments. The Company continually monitors collections from customers and provides a provision for estimated credit losses based upon historical experience. The Company aggressively pursues collection efforts on these overdue accounts and upon collection reverses the write-off in future periods. If future payments by our customers were to differ from our estimates, we may need to increase or decrease our allowances for doubtful accounts.

RESERVE FOR SALES RETURNS

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically evaluates the recoverability of our long-lived assets, including property and equipment, and finite lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or in connection with its annual financial review process. Our evaluations include analyses based on the undiscounted cash flows generated by the underlying assets, profitability information, including estimated future operating results and or trends. If the value of the asset determined by these evaluations is less than its carrying amount, impairment is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge to the carrying value of the asset, in the future.

IMPAIRMENT OF GOODWILL AND INDEFINITE LIVED INTANGIBLE ASSETS

The company periodically reviews the carrying value of its goodwill and indefinite lived intangible assets (trademarks) in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are tested at least annually for impairment. This review is performed using estimates of future undiscounted cash flows. If the carrying value of our goodwill and indefinite lived intangible assets is considered impaired, an impairment charge would be recorded for the amount by which the carrying value of the goodwill or indefinite lived intangible asset exceeds its fair value. Management believes that the estimates of future cash flows and fair value are reasonable; however, changes in estimates of such cash flows and fair value could affect future evaluations.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company's contractual obligations and commercial commitments as of December 31, 2002 are as follows:

Contractual Obligations and Commercial Commitments

       Contractual                                Less than                                               After
       Obligation                 Total            1 year           1-3 years         4-5 years          5 years
--------------------------    --------------    --------------    --------------    --------------    ---------------
Long-Term Debt                    $ 278,667           $ 7,721          $ 36,226          $ 82,720          $ 152,000

Operating Leases                     41,436             7,103            11,203             9,757             13,373

Employment
Obligations                           1,200               600               600                 -                  -

Other Long-Term
Obligations                         121,717                 -                 -                 -            121,717
                              --------------    --------------    --------------    --------------    ---------------

Total Contractual
Cash Obligations                  $ 443,020          $ 15,424          $ 48,029          $ 92,477          $ 287,090
                              ==============    ==============    ==============    ==============    ===============

          Other                   Total                      Amount of Commitment Expiration Per Period
       Commercial                Amounts          Less than                                               After
       Commitments              Committed          1 year           1-3 years         4-5 years          5 years
--------------------------    --------------    --------------    --------------    --------------    ---------------

Lines of Credit                    $ 30,000               $ -          $ 30,000               $ -                $ -

Standby Letters
Of Credit                             2,000                 -                 -                 -              2,000
                              --------------    --------------    --------------    --------------    ---------------

Total Contractual
Cash Obligations                   $ 32,000               $ -          $ 30,000               $ -            $ 2,000
                              ==============    ==============    ==============    ==============    ===============


REVENUES

For the year ended December 31, 2002, WRC Media and its subsidiaries had net revenue of $210.00 million. On a separate company basis, for the year ended December 31, 2002, Weekly Reader (excluding American Guidance and World Almanac) had net revenue of $44.6 million, American Guidance had net revenue of $57.9 million, World Almanac had net revenue of $54.0 million, CompassLearning had net revenue of $51.2 million and ChildU had net revenue of $2.3 million.

WEEKLY READER. Weekly Reader's revenues are derived from its own operations, including those of its subsidiary Lifetime Learning Systems, Inc., as well as from the operations of American Guidance and World Almanac. Weekly Reader, not including American Guidance or World Almanac, derives revenues from three primary sources:

         -        periodicals;

         -        skills books; and

         - sponsored instructional materials published by its subsidiary, Lifetime Learning Systems, Inc.

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

Weekly Reader's subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription, whereas sales of its other products, including sponsored instructional materials, skills books, tests and other supplemental instructional materials, are recognized as revenue upon shipment, net of an allowance for returns.

COMPASSLEARNING.  CompassLearning's revenues are derived from its:

         -        software products;

         -        professional development services;

         -        technical support services; and

         -        hardware sales.

Professional development services generally consist of a specific number of days of training. Technical support service contracts are typically for one-year periods and are provided at varying levels, from telephone help-line services to priority systems engineer dispatching. CompassLearning's electronic courseware customers purchase, on average, six days of professional development services and a one-year technical support contract for help-line and systems engineer services in connection with their software purchases. These service contracts are frequently renewed following the expiration of the initial service period, with approximately 66% of technical support and approximately 16% of professional development contract dollars for the year ended 2002 coming from renewal contracts. CompassLearning's services revenues, particularly those attributable to renewals of existing services contracts, have been decreasing recently as a result of:

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

Corporate overhead expense include costs for:

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

Research and development costs consist primarily of salaries and related costs of employees, as well as temporary staff hired as needed, and are typically expensed as incurred. From January 1, 2000 through December 31, 2001, all new software development costs were expensed as incurred as none of these costs have been considered eligible for capitalization. In 2002, certain software development costs related to the CompassLearning / ChildU co-developed Odyssey on-line software product were capitalized. For the year ended December 31, 2002 capitalized software development costs associated with the Odyssey on-line software product approximated $4.3 million.

Consolidated Results of Operations for the year ended December 31, 2002-- WRC Media Inc. and Subsidiaries

The consolidated results of operations of WRC Media and its subsidiaries encompass the operations of (i) Weekly Reader and its subsidiaries, including American Guidance and World Almanac; (ii) CompassLearning and (iii) ChildU. The results of operations of WRC Media and its subsidiaries should be read together with the separate discussion of the results of operations of Weekly Reader. Management's discussion and analysis (MD&A) of CompassLearning and ChildU have been incorporated in WRC Media's MD&A as these two entities are 100% wholly owned subsidiaries of WRC Media.

WRC Media analyzes its revenues, expenses and operating results on a percentage of sales basis. The following table sets forth, for the periods indicated, combined statements of operations data explained above, expressed in millions of dollars and as a percentage of net sales.

                                                                                      Years Ended December 31
                                                                     2001                              2002
                                                                  --------------------------------  -------------------------------
                                                                    Amount       % of Net Sales       Amount       % of Net Sales
                                                                  ------------  ------------------  ------------  -----------------
                                                                                       (Dollars in millions)

Sales, net                                                            $ 231.5              100.0%       $ 210.0             100.0%
Cost of goods sold                                                       65.7               28.4%          59.0              28.1%
                                                                  ------------  ------------------  ------------  -----------------
Gross profit                                                            165.8               71.6%         151.0              71.9%
Costs and expenses:
      Sales and marketing                                                54.7               23.6%          49.1              23.4%
      Research and development                                            5.8                2.5%           1.7               0.8%
      Distribution, circulation and fulfillment                          14.3                6.2%          14.6               7.0%
      Editorial                                                          10.6                4.6%          10.9               5.2%
      General and administrative                                         26.4               11.4%          24.5              11.7%
      Restructuring costs and other non-recurring expenses                  -                0.0%           8.6               4.1%
      Depreciation                                                        3.2                1.4%           3.0               1.4%
                                                                  ------------  ------------------  ------------  -----------------
                                                                        115.0               49.6%         112.4              53.4%
                                                                  ------------  ------------------  ------------  -----------------
Income before amortization of goodwill and intangible assets,
interest expense, income taxes and other, net                            50.8               21.9%          38.6              18.5%
Amortization of goodwill and intangible assets                           63.8               27.6%          18.8               9.0%
                                                                  ------------  ------------------  ------------  -----------------
Income(loss) from operations                                            (13.0)              (5.5%)         19.8               9.4%
Interest expense, including amortization
of deferred financing costs                                             (33.2)             (14.3%)        (29.8)            (14.2%)
Loss on investments                                                      (0.9)              (0.4%)         (3.1)             (1.5%)
Other income (expense), net                                              (0.7)              (0.3%)          0.7               0.4%
                                                                  ------------  ------------------  ------------  -----------------
Loss before income tax provision                                        (47.8)             (20.5%)        (12.4)             (5.9%)
Income tax provision                                                      0.7                0.3%          11.0               5.2%
                                                                  ------------  ------------------  ------------  -----------------
Net loss before cumulative effect of change
   in accounting principle                                              (48.5)             (20.8%)        (23.4)            (11.1%)
Cumulative effect of change in accounting principle                         -                0.0%         (72.0)            (34.4%)
                                                                  ------------  ------------------  ------------  -----------------
Net loss                                                              $ (48.5)             (20.8%)      $ (95.4)            (45.5%)
                                                                  ============  ==================  ============  =================

      Adjusted EBITDA(a)                                               $ 56.2               24.3%        $ 53.0              25.2%
                                                                  ============  ==================  ============  =================

(a) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization not including WRC Media's unrestricted subsidiaries. EBITDA data is included because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business unit's performance based on their EBITDA results. EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments. Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and ThinkBox "Unrestricted Subsidiaries" under its Credit Agreement so as to: (i) exclude them from all the negative covenants in the Credit Agreement including the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and (ii) permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox performance will not be included in any covenant calculations. Accordingly, Adjusted EBITDA (excluding unrestricted subsidiaries) is defined as WRC Media consolidated EBITDA excluding the $4.8 million EBITDA loss in 2002 and the $3.8 million EBITDA loss in 2001 contributed by its unrestricted subsidiaries - ChildU and its investment in ThinkBox.


Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Sales, net. For the year ended December 31, 2002, net sales decreased $21.5 million, or 9.3%, to $210.0 million from $231.5 million in 2001. This decrease was primarily due to a decrease in sales at CompassLearning of $17.3 million, or 25.3%, to $51.2 million for the year ended December 31, 2002 from $68.5 million in 2001 combined with a decrease in sales at Weekly Reader of $5.7 million, or 3.5%, to $156.5 million for the year ended December 31, 2002 from $162.2 million in 2001. These sales decreases were partially offset by ChildU. ChildU net sales increased significantly by $1.5 million, or 187.5%, to $2.3 million for the year ended December 31, 2002 from $0.8 million in 2001. This increase in sales was driven by greater revenue from ChildU's on-line software products.

The decrease in sales at Weekly Reader was due to (1) a decrease in sales at World Almanac of $4.0 million, or 6.9% to $54.0 million for the year ended December 31, 2002 from $58.0 million for the year ended December 31, 2001 as a result of lower sales at WAE Library Services and World Almanac Books partially offset by higher sales at Gareth Stevens which grew approximately 9.8% year-over-year. The lower sales at WAE Library Services is driven by lower sales from its catalog channels. The lower sales at World Almanac Books is largely driven by a change in the World Almanac distributor in the non-trade retail market. The higher sales at Gareth Stevens are driven by higher sales in its telemarketing, and wholesale channels from the sale of its World Almanac Library and Weekly Reader Early Learning Library Imprints; (2) a decrease in sales at Weekly Reader, not including World Almanac and American Guidance, of $2.7 million, or 5.7% for the year ended December 31, 2002 to $44.6 million from $47.3 million for the year ended December 31, 2001. This decrease was primarily attributable to lower Lifetime Learning revenue, ($1.8) million; lower skills books revenue, ($0.2) million; and lower periodical revenue resulting from the planned restructuring of the shipping schedule and lower circulation, ($1.2) million; partially offset by higher licensing revenue of $0.5 million; partially offset by (3).an increase in sales at American Guidance Service of $1.0 million, or 1.8%, to $57.8 for the year ended December 31, 2002 from $56.8 million for the year ended December 31, 2001. Assessment and curriculum revenues have increased by $0.4MM and $0.6MM, respectively.

CompassLearning net revenue decreased $17.3 million, or 25.3%, to $51.2 million from $68.5 million in 2001. This decrease was primarily due to (1) a decrease in software revenue of $13.2 million, or 33.1%, to $26.7 million from $39.9 million in 2001 primarily as a result of delayed Title 1 funding and post-September 11 state budget deficits, which contributed to additional spending delays, (2) a planned decrease in hardware revenue of $1.3 million, or 52.0%, to $1.2 million from $2.5 million in 2001, (3) a decrease in service revenue from technical support of $1.2 million, or 8.2%, to $13.5 million from $14.7 million in 2001, and (4) a decrease in professional development revenue of $1.6 million, or 14.0%, to $9.8 million from $11.4 million in 2001.

Gross profit. For the year ended December 31, 2002, gross profit decreased by $14.8 million or 8.9%, to $151.0 million from $165.8 million in 2001. This decrease was due to the revenue decrease discussed above. At CompassLearning gross profit decreased $14.4 million, or 30.7%, to $32.5 million from $46.9 million in 2001 primarily due to $13.0 million of lower software margin attributable to lower software sales. Gross profit at CompassLearning as a percent of revenue decreased to 63.5% in 2002 from 68.5% in 2001. At ChildU, gross profit increased $1.1 million, or 275.0%, to $1.5 million from $0.4 million in 2001 primarily due to the higher revenue discussed above. Gross profit at Weekly Reader decreased $1.6 million or 1.4% to $116.9 million for the year ended December 31, 2002 from $118.5 million in 2001 primarily as a result of (1) a decrease in gross profit at World Almanac of $1.7 million, or 4.4%, to $36.5 million from $38.2 million in 2001. Gross profit at World Almanac as a percent of revenue increased to 67.6% from 65.9% in 2001 mainly due to a change in product mix; (2) a decrease in gross profit at Weekly Reader, not including AGS and World Almanac of $1.4 million, or 3.7%, to $36.3 million from $37.7 million for the same period in 2001 partially offset by (3) an increase in gross profit at American Guidance of $1.5 million, or 3.5% to $44.1 million for the year ended

December 31, 2002 from $42.6 million in 2001 driven by the AGS volume increase described above coupled with a shift in sales mix compared to the prior year. Overall, WRC Media consolidated gross profit as a percent of revenue increased slightly to 71.9% for the year ended December 31, 2002 from 71.6% in 2001 mainly due to the change in sales mix discussed above.

Operating costs and expenses. For the year ended December 31, 2002, operating costs and expenses (before amortization of goodwill and intangible assets) decreased by $2.6 million, or 2.3%, to $112.4 million from $115.0 million in 2001. This decrease was primarily the result of (i) $5.6 million or 10.2% decrease in sales and marketing expense due in part to the lower revenue discussed above resulting in lower variable sales and marketing expenses such as sales commissions; (ii) $4.1 million or 70.7% decrease in research and development expense primarily at CompassLearning resulting from capitalization of specific product development costs associated with products introduced to the market in 2002; and (iii) $1.9 million or 7.2% decrease in general and administrative expense primarily driven by the work force reduction implemented in 2002; partially offset by (iv) an $8.6 million restructuring and other non-recurring expense charge recorded in 2002 In January 2002, the company's board of directors approved a separate restructuring plan (the "2002 Plan of Restructuring") and accordingly, the company incurred charges for restructuring, asset write-downs and other exit costs totaling $8.6 million.

Pursuant to the 2002 Plan of Restructuring, 107 positions were eliminated throughout the company. Severance and other benefit costs of approximately $3.2 million relate to the reduction of these employees from the workforce. This workforce reduction primarily took place at CompassLearning but all four operating units of WRC Media were impacted. Most of the workforce reductions represented administrative and back office related employees. Approximately $1.8 million in severance and other benefit costs relating to the 2002 Plan of Restructuring were paid as of December 31, 2002. The workforce reductions were substantially complete by mid-January 2003. Certain benefit costs will extend beyond the completion of the workforce reductions due to the Company's contractual severance obligations.

Lease termination costs include future obligations under long-term non-cancelable lease agreements at facilities being vacated following workforce reductions. This charge primarily consisted of the estimated lease costs, net of probable sublease income, associated with the Company's corporate office lease at 512 Seventh Avenue in New York, N.Y. which expires in 2015. As of December 31, 2002, $5.4 million of the total net charge of $8.6 million has been incurred for lease termination costs.

Of the pre-tax restructuring and other non-recurring expenses totaling $8.6 million, $6.7 million represents non-cash charges at December 31, 2002. Approximately $1.9 million was spent in 2002 and the remaining $6.3 million is expected to be spent as follows: 2003 - $2.9 million and 2004 and beyond - $3.4 million. The total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations. The actions to implement the 2002 restructuring initiative are expected to generate at least $9.0 million in ongoing savings for the Company, primarily from the reduction of fixed costs. The Company expects to begin to fully realize these benefits in 2003 and beyond, once the restructuring initiatives are completely implemented.

Components of the Company's restructuring plans and other non-recurring charges, including the plans initiated in 2002, are shown in the following table.

($ in 000's)                            Balance at                                Amount             Balance at
                                     December 31, 2001        Charges            Incurred        December 31, 2002
                                    --------------------  ----------------- ------------------- ---------------------
Severance and other benefits        $                 -   $          3,150  $           (1,813) $              1,337
Lease terminations                                    -              4,956                 (41)                4,915
Asset write-downs                                     -                488                (488)                    -
                                    --------------------  ----------------- ------------------- ---------------------
Total                               $                 -   $          8,594  $           (2,342) $              6,252
                                    ====================  ================= =================== =====================

Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the year ended December 31, 2002, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net decreased by $12.2 million, or 24.0%, to $38.6 million from $50.8 million in 2001. This decrease was primarily a result of $14.8 million of lower gross profit driven by the decrease in sales described above partially offset by $2.6 lower operating costs and expenses (before amortization of goodwill and intangible assets) described above.

Amortization of goodwill and intangible assets. For the year ended December 31, 2002, amortization of goodwill and intangible assets decreased by $45.0 million, or 70.5%, to $18.8 million from $63.8 million in 2001. This decrease was primarily due to a decrease in amortization of goodwill and intangibles with indefinite lives as a result of the Company's adoption of SFAS No. 142 in 2002, which requires among other things that goodwill and intangible assets are not amortized but rather be tested at least annually for impairment. The initial reassessment of estimated useful lives of intangible assets was completed during the first quarter of 2002. As a result of the Company's adoption of SFAS No. 142, a portion of the intangible assets and all of goodwill recognized prior to December 31, 2001 is no longer being amortized effective January 1, 2002. The Company completed the transitional goodwill impairment test during the second quarter ended June 30, 2002 resulting in an impairment charge of $72.0 million, which was recorded as a cumulative effect of an accounting change as of January 1, 2002. In December 2002, the Company completed its first annual re-assessment of its goodwill and intangible assets with indefinite lives and determined that the fair value of its equity exceeded its carrying value. Accordingly, no change in the book value of the Company's goodwill and indefinite lived intangible assets was recorded at December 31, 2002. Management believes that the estimates of future cash flows and fair value are reasonable; however, future results could differ from assumptions used.

Income (loss) from operations. For the year ended December 31, 2002, income from operations increased $32.8 million, or 252.3%, to income from operations of $19.8 million from a loss from operations of $13.0 million in 2001. This increase was primarily due to lower amortization of goodwill and intangible assets of $45.0 million described above partially offset by $12.2 million lower income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net also described above.

Loss on investments. For the years ended December 31, 2001 and 2002, loss on investments of $0.9 million and $3.1 million, respectively relate to the Company's recognition of its loss on its minority investment in ThinkBox, Inc., an unrestricted investment of WRC Media. The Company's investment in ThinkBox has been fully reserved for at December 31, 2002. This investment (as well as the acquisition of ChildU Inc.) was financed with the issuance of $13.8 million 18% Junior Cumulative Convertible Preferred Stock on May 9, 2001. See Liquidity and Capital Resources.

Interest expense, including amortization of deferred financing costs. For the year ended December 31, 2002, interest expense decreased by $3.4 million, or 10.2%, to $29.8 million from $33.2 million in 2001 and interest expense as a percentage of sales decreased slightly to 14.2% from 14.3% in 2001. Interest expense for the years ended December 31, 2002 and 2001 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization.

Other, net. For the year ended December 31, 2002, other, net increased $1.4 million or 200% to $0.7 million income from other expense of $0.7 million in 2001. This increase was primarily driven by a $1.7 million gain from hedging transactions.

Income tax provision. For the year ended December 31, 2002, the provision for income taxes increased by $10.3 million or 1471.4% to an income tax provision of $11.0 million from a provision for income taxes of $0.7 million in 2001 driven by the Company's adoption of SFAS 142. A non-cash charge of $10.7 million was recorded for the year ended December 31, 2002 to increase the valuation allowance related to the Company's net operating losses. The Company recorded non-cash deferred income tax expense of approximately $8.7 million on January 1, 2002 and $2 million during the year ended December 31, 2002, both of which would not have been required prior to the adoption of SFAS 142. The non-cash charge of $8.7 million on January 1, 2002 was recorded to increase the valuation allowance related to the Company's net operating losses. As a result of the adoption of SFAS 142, amortization will not occur during the carry-forward period of the operating losses. In addition, since book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each year because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, the Company recorded an additional $2.0 million to increase the valuation allowance for the year ended December 31, 2002.

Net loss. For the year ended December 31, 2002, net loss increased by $46.9 million, or 96.7%, to $95.4 million from $48.5 million in 2001 primarily due to the $37.7 million of net non-cash charges (comprised of the $72.0 million non-cash impairment charge recorded as a cumulative effect of an accounting change, $10.7 million of non-cash tax provision partially offset by $45.0 million lower amortization of goodwill) resulting from the Company's adoption of SFAS No. 142 described above. Net loss as a percentage of net sales increased to negative 45.5% for the year ended December 31, 2002 from negative 20.8% in 2001.

ADJUSTED EBITDA. For the year ended December 31, 2002, Adjusted EBITDA (Footnote
(a) in the table above) decreased $3.2 million, or 5.7%, to $53.0 million from $56.2 million in 2001. This decrease is primarily driven by lower revenue partially offset by reduced operating expenses discussed above. EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization not including WRC Media's unrestricted subsidiaries. EBITDA data is included because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business unit's performance based on their EBITDA results. EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments. Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and ThinkBox "Unrestricted Subsidiaries" under its Credit Agreement so as to: (i) exclude them from all the negative covenants in the Credit Agreement including the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and (ii) Permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox performance will not be included in any covenant calculations. Accordingly, Adjusted EBITDA is defined as WRC Media EBITDA excluding the $4.8 million EBITDA loss in 2002 and the $3.8 million EBITDA loss in 2001 contributed by its unrestricted subsidiaries - ChildU and its investment in ThinkBox. See Adjusted EBITDA reconciliation below ($ in 000's):

                                                          For the years ended December 31,
Adjusted EBITDA reconciliation                              2001                   2002
                                                         ---------               ---------
     Net Loss                                            $ (48,505)              $ (95,444)
     Depreciation and amortization of intangibles**         66,984)                 22,209
     Income taxes                                              658                  10,980
     Interest expense                                       33,319                  29,844
     Non-cash, non-recurring charges                           -                    80,616
                                                         ---------               ---------
EBITDA                                                      52,456                  48,205
     Add: ChildU EBITDA loss                                 2,909                   1,727
     Add: Thinkbox EBITDA loss                                 875                   3,064
                                                         ---------               ---------
Adjusted EBITDA                                          $  56,240               $  52,996
                                                         =========               =========

** 2002 Amount includes amortization of capitalized software costs of $356 which are included in operating costs and expenses above.

Consolidated Results of Operations for the year ended December 31, 2001-- WRC Media Inc. and Subsidiaries

                                                                                    Years Ended December 31
                                                                              2000                            2001
                                                                 ------------------------------  -------------------------------
                                                                   Amount      % of Net Sales      Amount       % of Net Sales
                                                                 ------------  ----------------  ------------  -----------------
                                                                                     (Dollars in millions)
Sales, net                                                           $ 218.8            100.0%       $ 231.5             100.0%
Cost of goods sold                                                      66.4             30.3%          65.7              28.4%
                                                                 ------------  ----------------  ------------  -----------------
Gross profit                                                         $ 152.4             69.7%       $ 165.8              71.6%
Costs and expenses:
       Sales and marketing                                              48.9             22.3%          54.7              23.6%
       Research and development                                          4.7              2.1%           5.8               2.5%
       Distribution, circulation and fulfillment                        13.0              5.9%          14.3               6.2%
       Editorial                                                        10.5              4.8%          10.6               4.6%
       General and administrative                                       25.1             11.5%          26.4              11.4%
       Depreciation                                                      2.8              1.3%           3.2               1.4%
                                                                 ------------  ----------------  ------------  -----------------
                                                                       105.0             48.0%         115.0              49.6%
                                                                 ------------  ----------------  ------------  -----------------
Income before amortization of goodwill and intangible assets,
interest expense, income taxes and other, net                           47.4             21.7%          50.8              21.9%
Amortization of goodwill and intangible assets                          73.8             33.7%          63.8              27.6%
                                                                 ------------  ----------------  ------------  -----------------
Loss from operations                                                   (26.4)           (12.0%)        (13.0)             (5.5%)
Interest expense, including amortization
of deferred financing costs                                            (35.3)           (16.1%)        (33.2)            (14.3%)
Loss on investments                                                        -                 -          (0.9)             (0.4%)
Other income (expense), net                                              0.3              0.1%          (0.7)             (0.3%)
                                                                 ------------  ----------------  ------------  -----------------
Loss before income tax provision                                       (61.4)           (28.0%)        (47.8)            (20.5%)
Income tax provision                                                    (0.6)            (0.3%)         (0.7)             (0.3%)
                                                                 ------------  ----------------  ------------  -----------------
Net loss                                                             $ (62.0)           (28.3%)      $ (48.5)            (20.8%)
                                                                 ============  ================  ============  =================

       Adjusted EBITDA(a)                                             $ 50.9             23.3%        $ 56.2              24.3%
                                                                 ============  ================  ============  =================

(a) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization.
Adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization not including WRC Media's unrestricted subsidiaries. EBITDA for the year ended December 31, 2000 excludes $0.4 million of non-recurring expenses related to changing CompassLearning's name from its predecessor's name. EBITDA data is included because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies.
Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business unit's performance based on their EBITDA results. EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments. Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and ThinkBox "Unrestricted Subsidiaries" under its Credit Agreement so as to: (i) exclude them from all the negative covenants in the Credit Agreement including the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and (ii) Permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox performance will not be included in any covenant calculations. Accordingly, Adjusted EBITDA for the year ended December 31, 2001 is defined as WRC Media consolidated EBITDA excluding the $3.8 million EBITDA loss contributed by its unrestricted subsidiaries - ChildU and its investment in ThinkBox.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Sales, net. For the year ended December 31, 2001, net sales increased $12.7 million, or 5.8%, to $231.5 million from $218.8 million in 2000. This increase was primarily due to an increase in sales at CompassLearning of $4.5 million, or 7.0%, to $68.5 million for the year ended December 31, 2001 from $64.0 million in 2000 combined with an increase in sales at Weekly Reader of $7.4 million, or 4.8%, to $162.2 million for the year ended December 31, 2001 from $154.8 million in 2000 and ChildU sales of $0.8 million. The increase in sales at Weekly Reader was due to (1) an increase in sales at American Guidance Service of $2.8 million, or 5.2%, to

$56.8 million for the year ended December 31, 2001 from $54.0 million for the year ended December 31, 2000 as a result of $3.9 million or 14.1% increase in curriculum sales driven by our new Florida textbook adoption partially offset by a $1.0 million decrease in sales of assessment products primarily attributable to the prior year's strong GFTA (Goldman-Fristoe Test of Articulation) product release, (2) an increase in sales at World Almanac of $2.9 million, or 5.3% to $58.0 million for the year ended December 31, 2001 from $55.1 million for the year ended December 31, 2000 as a result of higher telemarketing and website sales at World Almanac's Facts On File News Service and higher sales at Gareth Stevens, Inc. partially offset by decreases at Funk & Wagnalls Yearbook sales. The lower sales at Funk & Wagnalls are driven by the anticipated decline in the Yearbook business. Excluding Funk & Wagnalls, World Almanac's core revenue increased by $3.7 million, or 7.2% to $55.4 million from $51.7 million in 2000; and (3) an increase in sales at Weekly Reader, not including World Almanac and American Guidance, of $1.6 million, or 3.5% for the year ended December 31, 2001 to $47.3 million from $45.7 million for the year ended December 31, 2000. This increase was primarily attributable to higher revenue from a new distribution channel, $1.4 million; higher licensing revenue, $1.0 million or 105.5%; higher shipments in Lifetime Learning Systems, $0.6 million or 7.9%; offset by lower Skills book revenue, $1.1 million or 42.3% and lower Periodical revenue, $0.2 million or 0.6%. Weekly Reader added a new distribution channel in 2001. The Weekly Reader Book Club was sold for the first time on the QVC television network. Sales through QVC were robust- with Weekly Reader selling more than $1.4 million in high quality books in a one-day promotion in November 2001. The decrease in Skills book revenue is attributable to 2001 representing an off presidential election year. Skills book revenue historically significantly increases in presidential election years.

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

Gross profit. For the year ended December 31, 2001, gross profit increased by $13.4 million or 8.8%, to $165.8 million from $152.4 million in 2000. This increase was due to an increase in gross profit at CompassLearning of $8.0 million, or 20.6%, to $46.9 million for the year ended December 31, 2001 from $38.9 million in 2000 combined with an increase in gross profit at Weekly Reader of $5.0 million, or 4.4%, to $118.5 million for the year ended December 31, 2001 from $113.5 in 2000 and $0.4 million contributed by ChildU. The increase in gross profit at CompassLearning was primarily due to $8.3 million of higher software margin attributable to the significant increase in software sales. The increase in gross profit at Weekly Reader was a result of (1) an increase in gross profit at American Guidance of $3.2 million, or 8.1%, to $42.6 million from $39.4 million for the year ended December 31,2000 primarily as a result of an increase in sales volume described above but also driven by a favorable gross margin rate related to our successful Florida textbook adoption; (2) an increase in gross profit at World Almanac of $1.7 million, or 4.7%, to $38.2 million from $36.5 million in 2000. This increase is driven by higher sales at Fact On File New Service and Gareth Stevens. Gross profit at Weekly Reader, not including World Almanac and American Guidance, of $37.7 million for the year ended December 31, 2001 increased $0.1 million from $37.6 million in 2000 as a result of higher overall sales partially offset by a lower gross margin contribution resulting from higher low margin licensing revenue. Overall, WRC Media consolidated gross profit as a percent of revenue increased to 71.6% for the year ended December 31, 2001 from 69.7% in 2000.

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

Research and development expense increased $1.1 million or 23.4% to $5.8 million for the year ended December 31, 2001 from $4.7 million in 2000. This increase resulted from $2.4 million of research and development expense incurred at ChildU since its acquisition in May 2001 offset by a decrease in research and development at CompassLearning of $1.3 million, or 27.7%, to $3.4 million from $4.7 million and as a percentage of revenue decreased to 4.9% from 7.3% in

2000.The shift in research and development was primarily due to a change in the company strategy to exit LAN/WAN software development to pursue new web strategies.

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

Interest expense, including amortization of deferred financing costs. For the year ended December 31, 2001, interest expense decreased by $2.1 million, or 5.9%, to $33.2 million from $35.3 million in 2000 and interest expense as a percentage of sales decreased to 14.3% from 16.1% in 2000. Interest expense for the years ended December 31, 2001 and 2000 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization.

Other, net. For the year ended December 31, 2001, other, net increased $1.0 million or 333.3% to $0.7 million expense from other income of $0.3 million in 2000. This increase was primarily the result of a $1.0 million management fee paid to a related party of WRC Media (see related party footnote no. 18 to WRC Media's consolidated financial statements for further discussion).

Income tax provision. For the year ended December 31, 2001, provision for income taxes increased by $0.1 million or 16.7% to an income tax provision of $0.7 million from a provision for income taxes of $0.6 million in 2000.

Net loss. For the year ended December 31, 2001, net loss decreased by $13.5 million, or 21.8%, to $48.5 million from $62.0 million in 2000 primarily due to lower amortization of goodwill and intangible assets of $10.0 million combined with $3.4 million higher income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net described above. Net loss as a percentage of net sales decreased to negative 20.8% for the year ended December 31, 2001 from negative 28.3% in 2000.

ADJUSTED EBITDA. For the year ended December 31, 2001, Adjusted EBITDA increased $5.3 million, or 10.4%, to $56.2 million from $50.9 million in 2000. This increase is primarily attributable to $13.4 million or 8.8% increase in gross profit for the year ended December 31, 2001 driven by higher sales partially offset by higher operating costs and expenses comprised primarily of $5.8 million of higher sales and marketing expenses and $1.3 million of higher general and administrative expenses. EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization not including WRC Media's unrestricted subsidiaries. EBITDA data is included because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business unit's performance based on their EBITDA results. EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments. Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and ThinkBox "Unrestricted Subsidiaries" under its Credit Agreement so as to: (i) exclude them from all the negative covenants in the Credit Agreement including the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and (ii) permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox performance will not be included in any covenant calculations. Accordingly, Adjusted EBITDA is defined as WRC Media EBITDA excluding the $3.8 million EBITDA loss in 2001 and the $0 EBITDA loss in 2000 contributed by its unrestricted subsidiaries
- ChildU and its investment in ThinkBox. See Adjusted EBITDA reconciliation below ($ in 000's):

                                                          For the years ended December 31,
Adjusted EBITDA reconciliation                               2000                2001
                                                        ----------------    ---------------
      Net Loss                                                  (62,015)         $ (48,505)
      Depreciation and amortization of intangibles               76,519             66,984
      Income taxes                                                  635                658
      Interest expense                                           35,315             33,319
      Non-cash, non-recurring charges                               440                  -
                                                        ----------------    ---------------
EBITDA                                                           50,894             52,456
      Add: ChildU EBITDA loss                                         -              2,909
      Add: Thinkbox EBITDA loss                                       -                875
                                                        ----------------    ---------------
Adjusted EBITDA                                                  50,894           $ 56,240
                                                        ================    ===============

Results of Operations for the year ended December 31, 2002 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.

                                                                                    Years Ended December 31
                                                                               2001                          2002
                                                                 --------------------------------  ------------------------------
                                                                   Amount       % of Net Sales       Amount       % of Net Sales
                                                                 ------------  ------------------  ------------  ----------------
                                                                                      (Dollars in millions)
Sales, net                                                       $     162.2              100.0%   $     156.5             100.0%
Cost of goods sold                                                      43.7               26.9%          39.6              25.3%
                                                                 ------------  ------------------  ------------  ----------------
Gross profit                                                           118.5               73.1%         116.9              74.7%
Costs and expenses:
      Sales and marketing                                               29.3               18.2%          28.3              18.1%
      Distribution, circulation and fulfillment                         14.3                8.8%          14.6               9.3%
      Editorial                                                         10.6                6.5%          10.9               7.0%
      General and administrative                                        18.9               11.7%          18.2              11.6%
      Restructuring costs and other non-recurring expenses                 -                0.0%           4.3               2.7%
      Depreciation                                                       2.0                1.2%           1.9               1.2%
                                                                 ------------  ------------------  ------------  ----------------
                                                                        75.1               46.4%          78.2              50.1%
                                                                 ------------  ------------------  ------------  ----------------
Income before amortization of goodwill and intangible assets,
  interest expense, income taxes and other, net                         43.4               26.7%          38.7              24.6%
Amortization of goodwill and intangible assets                          12.0                7.4%           8.7               5.6%
                                                                 ------------  ------------------  ------------  ----------------
Income from operations                                                  31.4               19.3%          30.0              19.0%
Interest expense                                                       (32.4)             (20.0%)        (28.9)            (18.5%
Other income (expense), net                                              0.2                0.1%           1.8               1.3%
                                                                 ------------  ------------------  ------------  ----------------
Income (loss) before income tax provision                               (0.8)              (0.6%)          2.9               1.8%
Income tax provision                                                     0.3                0.2%           2.1               1.3%
                                                                 ------------  ------------------  ------------  ----------------
Net loss before cumulative effect of change
   in accounting principle                                              (1.1)              (0.8%)          0.8               0.5%
Cumulative effect of change in accounting principle                        -                0.0%         (72.0)            (46.0%
                                                                 ------------  ------------------  ------------  ----------------
Net loss                                                         $      (1.1)              (0.8%)  $     (71.2)            (45.5%
                                                                 ============  ==================  ============  ================

      EBITDA(a)                                                  $      45.6               28.1%   $      46.7              29.8%
                                                                 ============  ==================  ============  ================

(a) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA data is included because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader Corporation's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss(as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business units performance based on their EBITDA results. EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Sales, net. For the year ended December 31, 2002, net sales decreased $5.7 million, or 3.5%, to $156.5 million from $162.2 million for the year ended December 31, 2001. The decrease in sales at Weekly Reader was due to (1) a decrease in sales at World Almanac of $4.0 million, or 6.9% to $54.0 million for the year ended December 31, 2002 from $58.0 million for the year ended December 31, 2001 as a result of lower sales at WAE Library Services and World Almanac Books being partially offset by higher sales at Gareth Stevens which grew approximately 9.8% year-over-year. The lower sales at WAE Library Services is driven by lower sales from its catalog channels. The lower sales at World Almanac Books is largely driven by a change in the World Almanac distributor in the non-trade retail. The higher sales at Gareth Stevens is driven by higher sales in its telemarketing, and wholesale channels from sale of its

World Almanac Library and Weekly Reader Early Learning Library Imprints; (2) a decrease in sales at Weekly Reader, not including World Almanac and American Guidance, of $2.7 million, or 5.7% for the year ended December 31, 2002 to $44.6 million from $47.3 million for the year ended December 31, 2001. This decrease was primarily attributable to lower Lifetime Learning revenue, ($1.8) million; lower skills books revenue, ($0.2) million; and lower periodical revenue resulting from the planned restructuring of the shipping schedule and lower circulation, ($1.2) million; partially offset by higher licensing revenue, $0.5 million; partially offset by (3) an increase in sales at American Guidance Service of $1.0 million, or 1.8%, to $57.8 for the year ended December 31, 2002 from $56.8 million for the year ended December 31, 2001. Assessment and curriculum revenues have increased by $0.4MM and $0.6MM, respectively, offset by
(2).

Gross profit. Gross profit at Weekly Reader decreased $1.6 million or 1.4% to $116.9 million for the year ended December 31, 2002 from $118.5 million in 2001 primarily as a result of (1) a decrease in gross profit at World Almanac of $1.7 million, or 4.4%, to $36.5 million from $38.2 million in 2001. Gross profit at World Almanac as a percent of revenue increased to 67.6% from 65.9% in 2001 mainly due to a change in product mix; and (2) a decrease in gross profit at Weekly Reader, not including AGS and World Almanac of $1.4 million, or 3.7%, to $36.3 million from $37.7 million for the same period in 2001. This was primarily due to the sales variance mentioned above partially offset by lower paper costs; and (3) an increase in gross profit at American Guidance of $1.5 million, or 3.5% to $44.1 million for the year ended December 31, 2002 from $42.6 million in 2001 driven by the AGS volume increase described above coupled with a shift in sales mix compared to the prior year. Gross profit as a percentage of sales increased to 74.7% for the year ended December 31, 2002 from 73.1% in 2001 driven by a favorable sales mix change and lower paper costs.

Operating costs and expenses. For the year ended December 31, 2002, operating costs and expenses (excluding amortization of goodwill and intangible assets) increased $3.1 million, or 4.1%, to $78.2 million from $75.1 million in 2001 primarily due to (i) $4.3 million of restructuring costs and other non-recurring expenses incurred during the year ended December 31, 2002 partially offset by
(ii) $1.0 million or 3.4% decrease in sales and marketing expense resulting primarily from lower sales commissions paid and (iii) $0.7 million or 3.7% decrease in general and administrative expense.

In January 2002, the company's board of directors approved a restructuring plan (the "2002 Plan of Restructuring") and accordingly, the company incurred charges for restructuring, asset write-downs and other exit costs totaling $4.3 million.

Pursuant to the 2002 Plan of Restructuring, 51 positions were eliminated throughout the Weekly Reader Corporation. Severance and other benefit costs of approximately $1.6 million relate to the reduction of these employees from the workforce. This workforce reduction involved each of the three operating units of Weekly Reader Corporation. Most of the workforce reductions represented administrative and back office related employees. Approximately $1.0 million in severance and other benefit costs relating to the 2002 Plan of Restructuring were paid as of December 31, 2002. The workforce reductions were completed by December 31, 2002. Certain benefit costs will extend beyond the completion of the workforce reductions due to the Company's contractual severance obligations.

Lease termination costs include future obligations under long-term non-cancelable lease agreements at facilities that were vacated following workforce reductions. This charge primarily consisted of the estimated lease costs, net of probable sublease income, associated with the Company's WAEG office lease at 512 Seventh Avenue in New York, N.Y. which expires in 2015. As of December 31, 2002, $2.2 million of the total charge of $4.3 million recorded relates to lease termination costs.

Of the pre-tax restructuring and other non-recurring charges totaling $4.3 million, $3.3 million represents non-cash charges at December 31, 2002. Approximately $1.0 million was spent in 2002 and the remaining $2.8 million is expected to be spent as follows: 2003 - $1.1 million and 2004 and beyond - $1.7 million. The total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations. The actions to implement the 2002 restructuring initiative are expected to generate at least $3.5 million in ongoing savings for the Company, primarily from the reduction of fixed costs. The Company expects to begin to fully realize these benefits in 2003 and beyond, once the restructuring initiatives are completely implemented.

Components of the company's restructuring plans and other non-recurring charges, including the plans initiated in 2002, are shown in the following table.

($ in 000's)                            Balance at                                Amount             Balance at
                                     December 31, 2001        Charges            Incurred        December 31, 2002
                                    --------------------  ----------------- ------------------- ---------------------
Severance and other benefits        $                 -   $          1,630  $             (981) $                649
Lease terminations                                    -              2,162                 (41)                2,121
Asset write-downs                                     -                488                (488)                    -
                                    --------------------  ----------------- ------------------- ---------------------
Total                               $                -    $         4,280   $          (1,510)  $             2,770
                                    ====================  ================= =================== =====================


Income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net. For the year ended December 31, 2002, income before amortization of goodwill and intangible assets, interest expense, income taxes and other, net decreased by $4.7 million, or 10.8%, to $38.7 million from $43.4 million in 2001. This decrease was primarily the result of the $4.3 million restructuring charge and other non-recurring expenses described above.

Amortization of goodwill and intangible assets. For the year ended December 31, 2002, amortization of goodwill and intangible assets decreased $3.3 million or 27.5% to $ 8.7 million from $12.0 million in 2001. This decrease was primarily due to a decrease in amortization of goodwill and intangibles with indefinite lives as a result of the Company's adoption of SFAS No. 142 in 2002, which requires that goodwill and intangible assets that have indefinite useful lives not be amortized but be tested at least annually for impairment. The initial reassessment of estimated useful lives of intangible assets was completed during the first quarter of 2002. As a result of the Company's adoption of SFAS No. 142, a portion of the intangible assets and all of goodwill recognized prior to December 31, 2001 is no longer being amortized effective January 1, 2002. The Company completed the transitional goodwill impairment test during the second quarter ended June 30, 2002 resulting in an impairment charge of $72.0 million, which was recorded as a cumulative effect of an accounting change as of January 1, 2002. In December 2002, the Company completed its first annual re-assessment of its goodwill and intangible assets with indefinite lives and determined that the fair value of its equity based on estimated future cash flows exceeded its carrying value. Accordingly, no change in the book value of the Company's goodwill and indefinite lived intangible assets was recorded at December 31, 2002. Management believes that the estimates of future cash flows and fair value are reasonable; however, future results could differ from assumptions used.

Income from operations. For the year ended December 31, 2002, income from operations decreased by $1.4 million, or 4.5%, to $30.0 million from $31.4 million in 2001 and operating income as a percentage of sales decreased to 19.0% from 19.4% in 2001 due to the factors described above.

Interest expense. For the year ended December 31, 2002, interest expense decreased by $3.5 million, or 10.8%, to $28.9 million from $32.4 million in 2001 and interest expense as a percentage of sales decreased to 18.5% from 20.0% in 2001. Interest expense for the years ended December 31, 2002 and 2001 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization.

Other, net. For the year ended December 31, 2002, other, net increased to $1.8 million of other income, net from $0.2 in 2001. This increase was primarily driven by a $1.7 million gain from hedging transactions.

Income tax provision. For the year ended December 31, 2002, provision for income taxes increased by $1.8 million or 600.0% to an income tax provision of $2.1 million from a provision for income taxes of $0.3 million in 2001 driven by the Company's adoption of SFAS 142. The Company recorded non-cash deferred income tax expense of $1.4 million on January 1, 2002 and $0.6 million during the year ended December 31, 2002, both of which would not have been required prior to the adoption of SFAS 142. The non-cash charge of $1.4 million on January 1, 2002 was recorded to increase the valuation allowance related to the Company's net operating losses. As a result of the adoption of SFAS 142, amortization will not occur during the carry-forward period of the operating losses. In addition, since book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each year because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, the Company recorded $0.6 million to increase the valuation allowance for the year ended December 31, 2002.

Net loss. For the year ended December 31, 2002, net loss increased by $71.2 million, or 6372.7%, to a net loss of $71.2 million from net loss of $1.1 million in 2001 primarily due to the $74.0 million of non-cash charges resulting for the Company's adoption of SFAS No. 142 described above. Net loss as a percentage of net sales decreased to negative 46.5% for the year ended December 31, 2001 from negative 0.8% in 2001. The decrease to net loss was primarily due to the factors described above.

EBITDA. For the year ended December 31, 2002, EBITDA increased $1.1 million, or 2.4%, to $46.7 million from $45.6 million in 2001. This increase is primarily attributable to factors described above. EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA data is included because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business unit's performance based on their EBITDA results. EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments. See EBITDA reconciliation below ($ in 000's):

                                                         For the years ended December 31,
                                                              2001           2002
                                                            --------       ---------
EBITDA reconciliation
     Net Loss                                               $ (1,046)      $ (71,241)
     Depreciation and amortization of intangibles             13,944          10,709
     Income taxes                                                281           2,101
     Interest expense                                         32,403          28,849
     Non-cash, non-recurring charges                              --          76,302
                                                            --------       ---------
     EBITDA                                                 $ 45,582       $  46,720
                                                            ========       =========

Results of Operations for the year ended December 31, 2001 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.

                                                                                        Years Ended December 31,
                                                                                2000 (a)                2001
                                                                      -----------------------------  ------------------------------
                                                                        Amount      % of Net Sales     Amount      % of Net Sales
                                                                      -----------   ---------------  ------------  ----------------
                                                                                         (Dollars in millions)

Sales, net                                                               $ 154.8            100.0%       $ 162.2            100.0%
Cost of goods sold                                                          41.3             26.7%          43.7             26.9%
                                                                      -----------   ---------------  ------------  ----------------
Gross profit                                                             $ 113.5             73.3%       $ 118.5             73.1%
Costs and expenses:
      Sales and marketing                                                   27.0             17.5%          29.3             18.2%
      Distribution, circulation and fulfillment                             13.0              8.4%          14.3              8.8%
      Editorial                                                             10.5              6.8%          10.6              6.5%
      General and administrative                                            18.7             12.1%          18.9             11.7%
      Depreciation                                                           1.9              1.2%           2.0              1.2%
                                                                      -----------   ---------------  ------------  ----------------
                                                                            71.1             45.9%          75.1             46.4%
                                                                      -----------   ---------------  ------------  ----------------
Income before amortization of goodwill and intangible assets,
  interest expense, income taxes and other, net                             42.4             27.4%          43.4             26.7%
Amortization of goodwill and intangible assets                              12.1              7.8%          12.0              7.4%
                                                                      -----------   ---------------  ------------  ----------------
Income from operations                                                      30.3             19.5%          31.4             19.3%
Interest Expense                                                           (34.3)           (22.2%)        (32.4)           (20.0%)
Other income (expense), net                                                  0.2              0.1%           0.2              0.1%
                                                                      -----------   ---------------  ------------  ----------------
Loss before income tax provision                                            (3.8)            (2.6%)         (0.8)            (0.6%)
Income tax provision                                                        (0.6)            (0.4%)         (0.3)            (0.2%)
                                                                      -----------   ---------------  ------------  ----------------
Net loss                                                                  $ (4.4)            (2.9%)       $ (1.1)            (0.8%)
                                                                      ===========   ===============  ============  ================

      EBITDA(b)                                                           $ 44.5             28.7%        $ 45.6             28.1%
                                                                      ===========   ===============  ============  ================

(a) Certain reclassifications have been made to the prior year in order to be consistent with current year presentation.

(b) EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA data is included because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader Corporation's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss(as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business units performance based on their EBITDA results. EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments.


Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Sales, net. For the year ended December 31, 2001, net sales increased $7.4 million, or 4.8%, to $162.2 million from $154.8 million for the year ended December 31, 2000. The increase in sales at Weekly Reader was due to (1) an increase in sales at American Guidance Service of $2.8 million, or 5.2%, to $56.8 million for the year ended December 31, 2001 from $54.0 million for the year ended December 31, 2000 as a result of $3.9 million increase in curriculum sales partially offset by $1.0 million decrease in sales of assessment products primarily caused by the strong performance of our revised GFTA assessment (Goldman-Fristoe Test of Articulation) release in 2000; (2) an increase in sales at World Almanac of $2.9 million, or 5.3% to $58.0 million for the year ended December 31, 2001 from $55.1 million for the year ended December 31, 2000 primarily as a result of (i) $1.6 million or 25.0% higher telemarketing and website sales at World Almanac's Facts On File News Service; (ii) $1.0 million or 7.3% higher telemarketing sales at Gareth Stevens; (iii) $1.1 million or 3.5% increase in sales of World Almanac books ($0.4 million) and sales of World Almanac Education's Library Services ($0.7 million) partially offset by $0.8 million or 24.3% sales decrease at Funk & Wagnalls. The decrease at Funk & Wagnalls is driven by the anticipated decline in the Yearbook business. Excluding Funk & Wagnalls, World Almanac's core revenue increased by $3.7 million, or 7.2% to $55.4 million from $51.7 million in 2000; and (iv) and increase in Weekly Reader's sales, not including World Almanac and American Guidance, of $1.6 million or 3.5% for the year ended December 31, 2001 to $47.3 million from $45.7 million for the year ended December 31, 2000, primarily attributable to higher Licensing revenue, $2.4 million or 252.8%; higher shipments in Lifetime Learning Systems, $0.6 million or 7.9%; offset by lower Skills Books $1.1 million or 42.3%; and unfavorable Periodical revenue, $0.2 million or 0.6%. Weekly Reader's licensing, which is primarily known for its flagship Weekly Reader Seal of Approval program, added a new distribution channel in 2001. The Weekly Reader Book Club was sold for the first time on the QVC television network over one day in November 2001. Sales through QVC exceeded all expectations- with Weekly Reader selling more than $1.4 million in high quality books. The decrease in Skills book revenue is attributable to the prior year of 2000 representing a presidential election year. Skills book sales historically significantly increase in presidential election years.

Gross profit. For the year ended December 31, 2001, gross profit increased $5.0 million or 4.4% to $118.5 million from $113.5 million in 2000. This increase was a result of (1) an increase in gross profit at American Guidance of $3.2 million, or 8.1%, to $42.6 million from $39.4 million for the year ended December 31, 2000 as a result of an increase in sales volume described above; and (2) an increase in gross profit at World Almanac of $1.7 million, or 4.7%, to $38.2 million from $36.5 million in 2000 as a result higher sales. Gross profit at Weekly Reader, not including World Almanac and American Guidance, increased $0.1 million, or 0.3%, to $37.6 million for the year ended December 31, 2001 from $37.5 million for the year ended December 31, 2000 as a result of an increase in sales volume described above.

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

Income from operations. For the year ended December 31, 2001, income from operations increased by $1.1 million, or 3.6%, to $31.4 million from $30.3 million in 2000 and operating income as a percentage of sales decreased to 19.4% from 19.6% in 2000 due to the factors described above.

Interest expense. For the year ended December 31, 2001, interest expense decreased by $1.9 million, or 5.5%, to $32.4 million from $34.3 million in 2000 and interest expense as a percentage of sales decreased to 20.0% from 22.2% in 2000. Interest expense for the years ended December 31, 2001 and 2000 relates to debt and amortization of deferred financing costs associated with the Acquisition and Recapitalization.

Other, net. For the year ended December 31, 2000, other, net remained unchanged at $0.2 million.

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

EBITDA. For the year ended December 31, 2001, EBITDA increased $1.1 million, or 2.5%, to $45.6 million from $44.5 million in 2000. This increase is primarily attributable to $5.0 million of higher gross profit driven by the increase in sales described above partially offset by $4.1 million higher operating costs and expenses not including depreciation described above. EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA data is included because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business unit's performance based on their EBITDA results. EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments. See EBITDA reconciliation below ($ in 000's):

                                                          For the years ended December 31,
                                                           2000                    2001
                                                         ---------               ---------
EBITDA reconciliation
     Net Loss                                            $  (4,418)              $  (1,046)
     Depreciation and amortization of intangibles           13,983                  13,944
     Income taxes                                              592                     281
     Interest expense                                       34,293                  32,403
     Non-cash, non-recurring charges                             9                     -
                                                         ---------               ---------
EBITDA                                                      44,459               $  45,582
                                                         =========               =========


LIQUIDITY AND CAPITAL RESOURCES

WRC Media's sources of cash are its operating subsidiaries, Weekly Reader and CompassLearning, and a $30.0 million revolving credit facility. As of December 31, 2002, there were no outstanding advances under the revolving credit facility. Additionally, a stand-by letter of credit in the amount of $2.0 million is outstanding in connection with a real estate lease, which reduces available borrowing under our revolving credit facility by $2.0 million. These sources of cash are considered adequate for the Company's needs for the foreseeable future.

For the January through June time period, WRC Media and its subsidiaries usually experience negative cash flow due to the seasonality of its business As a result of this business cycle, borrowings usually increase during the period January through June time period, and borrowings generally will be at its lowest point in the fourth quarter. The Company's cash and cash equivalents increased by $0.2 million during the year ended December 31, 2002. Included in cash is approximately $1.2 million of restricted monies which represent the remaining proceeds from the issuance of $13.8 million 18% Junior Cumulative Convertible Preferred Stock on May 9, 2001 used to purchase and fund ChildU and its minority investment in ThinkBox. The $1.2 million in funds cannot be commingled with WRC Media's cash from operations or borrowings under its revolving credit facility. Similarly, the Company cannot use cash from operations or borrowings under its revolving credit facility to fund WRC Media's unrestricted subsidiary, ChildU and its investment in ThinkBox.

WRC Media and its subsidiaries' operations provided $12.5 million in cash for the year ended December 31, 2002. WRC Media and its subsidiaries' principal uses of cash are for debt service, capital expenditures, working capital and acquisitions.

WRC Media and its subsidiaries' investing activities for the year ended December 31, 2002 included: capital expenditures of $1.4 million and investment in software development of $4.3 million. Weekly Reader's capital expenditures, which consisted primarily of expenditures for property and equipment, were $1.1 million for the year ended for December 31, 2002. During

2002, the Company received proceeds of approximately $0.6 million from disposition of a building it owned. CompassLearning's capital expenditures, which consisted primarily of purchases of computer equipment, were $0.3 million for the year ended December 31, 2002. In the prior year ended December 31, 2001, WRC Media and subsidiaries investing activities included: the acquisition of ChildU for $11.3 million, the acquisition of Lindy for $7.0 million, capital expenditures of $4.1 million and investment in ThinkBox of $3.9 million.

WRC Media and its subsidiaries' financing activities consist of making drawings from and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the year ended December 31, 2002, financing activities used cash of $7.2 million. The company repaid $6.2 million of the senior secured term loans, incurred $0.7 million in financing fees, realized proceeds from sale of common stock of $0.2 million and incurred $0.5 million to re-purchase common stock subject to redemption.

For the year ended December 31, 2001, financing activities provided cash of $25.7 million, resulting from proceeds from the issuance of preferred stock of $13.8 million, proceeds from issuance of common stock of $6.5 million and proceeds from term loans of $10.0 million. In 2001, the Company used cash to repay $4.6 million of the senior secured term loans. The proceeds from the issuance of the preferred stock and common stock in 2001 were used to acquire ChildU and allow WRC Media to make its strategic investment in ThinkBox. In addition, in 2001 the $10.0 million in proceeds from term loans was used to acquire Lindy for $7.0 million and the $3.0 million excess funds were used for general corporate purposes, primarily repayment of revolving credit advances.

We believe that our current cash position, cash from operations and the availability under our revolving credit facility is sufficient to finance the Company's operations through December 31, 2003.

The terms of our senior secured credit agreement require us on an ongoing basis to meet certain financial covenants, including a maximum leverage ratio covenant and a minimum fixed charge coverage ratio covenant. The ratios are measured as of the last day of each fiscal quarter. On January 1, 2003, our minimum fixed charge coverage ratio covenant (as defined in the credit agreement) increased from 1.0:1.0 to 1.05:1.0, and on October 1, 2003 and January 1, 2004, will increase to 1.10:1.0 and 1.5:1.0, respectively. The maximum leverage ratio covenant (as defined in the credit agreement amended on July 15, 2002) will decrease on July 1, 2003 from 5.75:1.0 to 5.50:1.0, and on October 1, 2003 and January 1, 2004, will decrease to 5.0:1.0 and 4.0:1.0, respectively. Neither the leverage ratio covenant nor the fixed charge coverage ratio covenant will change after January 1, 2004. As of December 31, 2002, our leverage ratio was 5.31:1.0 and our fixed charge ratio coverage ratio was 1.45:1.0. As of December 31, 2002, we were in compliance with both the leverage ratio covenant and the fixed charge coverage ratio covenant. If we are unable to comply with the financial covenants as in effect at the end of each fiscal quarter, we will be in default under the credit agreement. Upon any default, the lenders have no obligation to grant a waiver and have the right to accelerate repayment in full of all amounts outstanding under credit agreement, including all amounts outstanding under the term loan facilities and revolving credit facility. As of December 31, 2002, $126.7 million was outstanding under our term loan facilities, and there were no outstanding borrowings under the revolving credit facility. We can make no assurances that, if any such default occurs and is not waived, we would be able to repay such amounts. Our credit agreement is secured by liens on substantially all of our assets.

WORKING CAPITAL

As of December 31, 2002, WRC Media and its subsidiaries had negative working capital of $32.7 million. Weekly Reader subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription. Excluding Weekly Reader deferred revenue of $14.4 million as of December 31, 2002 related to 2002-2003 school year subscriptions results in negative working capital of $18.3 million. There are no unusual registrant or industry practices or requirements relating to working capital items.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company documents and accounts for derivative and hedging activities in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities as amended." Changes in the fair value of derivatives which are not designated as, or which do not qualify as, hedges for accounting purposes are reported in earnings in the period in which they occur.

As disclosed in Note 2 to the Financial Statements, the Company uses derivative financial instruments to reduce its exposure to interest rate volatility. In 2002, the Company used interest rate swaps and caps to reduce exposure to interest rate changes. WRC Media Corporation has $152 million of callable senior subordinated notes outstanding. These notes pay a fixed coupon of 12.75% and mature on November 15, 2009. The prolonged Fed easing campaign of 2001-2002 has brought short-term rates down to 40-year lows, greatly increasing the opportunity cost of the notes. In order to immediately reduce funding costs, WRC Media moved down the yield curve by swapping a portion of the fixed rate 12.75% Notes to floating rate. In addition, WRC also guaranteed positive carry for the one-year period May 15, 2002 through May 15, 2003 of the transaction by locking in the LIBOR forwards below the fixed rate of the swap. The swap transaction did not qualify for hedge accounting treatment and as such, the Company marks-to-market the swap contract at the end of each quarter. In the fourth quarter ended December 31, 2002, WRC unwound its interest rate swaps recognizing a realized gain of $1.7 million. This gain is reflected in Other, net in the consolidated statement of operations. At December 31, 2002, Weekly Reader Corporation had one outstanding derivative financial instrument in place, an interest rate cap on 50% of its senior secured term loans as required by the senior credit facility. Our senior credit facilities require us to obtain interest rate protection on at least 50% of our senior secured term loans for the duration of the senior credit facilities. On November 15, 2002, we entered into financial instruments with a notional value of $64.8 million, which terminates on November 15, 2003 and requires us to pay a floating rate of interest based on the three-month LIBO rate as defined in that arrangement with a cap rate of 2.5%. The fair value of the interest rate cap as of December 31, 2002 was de-minimus.

SEASONALITY

Our operating results have varied and are expected to continue to vary from quarter to quarter as a result of seasonal patterns. Weekly Reader and CompassLearning's sales are significantly affected by the school year. Weekly Reader's sales in the third, and to a lesser extent the fourth, quarter are generally the strongest as products are shipped for delivery prior to the start of the school year. CompassLearning's sales are generally strongest in the fourth quarter, and to a lesser extent the second quarter. CompassLearning's fourth quarter sales are strong as a result of sales patterns driven in part by its commissioned sales force seeking to meet year-end sales goals as well as by schools purchasing software to be installed in time for teachers to be trained prior to the end of the school year in June. CompassLearning's sales are strong in the second quarter generally because schools frequently combine funds from two budget years, which typically end on June 30 of each year, to make significant purchases, such as purchases of CompassLearning's electronic courseware, and because by purchasing in the second quarter, schools are able to have the software products purchased installed over the summer and ready to train teachers when they return from summer vacation.

INFLATION

We do not believe that inflation has had a material impact on our financial position or results of operations for the periods discussed above. Although inflationary increases in paper, postage, labor or operating costs could adversely affect operations, we have generally been able to offset increases in costs through price increases, labor scheduling and other management actions.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141), No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) and No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented, or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company is currently evaluating the effect that this statement may have on its financial position and results of operations, but does not believe it will have a material impact.

In August 2001, FASB issued FAS 144 which superseded FAS 121. FAS 144 also superseded the accounting and reporting provisions of APB 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relating to the disposal of a segment of a business. FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30 and, therefore, two accounting models existed for long-lived assets to be disposed of. FAS 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale. The Company adopted FAS 144 on January 1, 2002, and it did not have a material effect on its Consolidated Financial Statements.

In June 2002, FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan. FAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted FAS 146 in 2002 (see Note 13).

In December 2002, the Financial Accounting Standards Board ("FASB") issued FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, FAS 148 amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of FAS 148 have been adopted by the Company (see the Stock Option and Employee Stock Purchase Plans section to this Note). FAS 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation. The Company adopted the disclosure requirements of FAS 148 in 2002.

In November 2002, FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The Company has adopted the disclosure provisions. Additionally, the recognition of a guarantor's obligation should be applied on a perspective basis to guarantees issued after December 31, 2002. The Company does not believe that the recognition provisions of FIN 45 will have a material effect on its Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's results of operations or financial position.

The Company has adopted the provisions of EITF Issue No. 99-19, "Reporting Revenue as Principal versus Net as an Agent" as of January 1, 2000. As a result, the subsidiary financial statements of CompassLearning, Inc. have recorded all sales involving hardware components on the gross method for all periods ended in 2000. This accounting change had no effect on gross profit in 2000. The consolidated financial statements of WRC Media Inc. reflected this accounting change in its year 2000, 2001 and 2002 results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including the following and other risks and factors identified from time to time in the Company's filings with the SEC:

- The Company's ability to continue to produce successful supplemental education material and software products;

- The ability of the Company's print and electronic supplemental instructional materials to continue to successfully meet market needs;

- The company's ability to maintain relationships with its creative talent;

- Changes in purchasing patterns in and the strength of educational, trade and software markets;

-        Competition from other supplemental education materials companies;

- Significant changes in the publishing industry, especially relating to the distribution and sale of supplemental educational materials;

- The effect on the Company of volatility in the price of paper and periodic increases in postage rates;

- The Company's ability to effectively use the internet to support its existing businesses and to launch successful new internet initiatives;

- The general risks inherent in the market and the impact of rising interest rates with regard to its variable debt facilities; and

- The terms of our senior secured credit agreement require us on an ongoing basis to meet certain financial covenants, including a maximum leverage ratio covenant and a minimum fixed charge coverage ratio covenant. Each ratio becomes more stringent periodically through January 1, 2004. A default under the credit agreement could result in acceleration of payment obligations and would impact our ability to finance our business through other debt agreements.

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

We are subject to market risk exposure related to changes in interest rates on our $126.7 million (as of December 31, 2002) senior secured term loans under our senior credit facilities. Interest on borrowings under our senior credit facilities will bear interest at a rate per annum equal to:

         (1) for the revolving credit facility maturing in three years and the $20.2 million senior secured term loan A facility maturing in three years, the LIBO rate as defined in the credit agreement plus 3.50% or the alternate base rate as defined in the credit agreement plus 2.50% subject to performance-based step; and

         (2) for the $96.7 million senior secured term loan B facility maturing in four years, the LIBO rate plus 4.25% or the alternate base rate plus 3.25%.

         (3) for the $9.8 million senior secured new term A loan facility maturing in four years, the LIBO rate plus 4.25% or the alternate base rate plus 3.25%

As discussed above, our senior credit facilities require us to obtain interest rate protection for at least 50% of our senior secured term loans for the duration of the senior credit facilities. On November 15, 2002, we entered into an arrangement with a notional value of $64.8 million, which terminates on November 15, 2003 and requires us to pay a floating rate of interest based on the three-month LIBO rate as defined in that arrangement with a cap rate of 2.5%. The fair value of the interest rate cap as of December 31, 2002 was de-minimus.

PART II

ITEM 8            CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements and
  Financial Statement Schedule                                           PAGE(S)

WRC MEDIA INC. AND SUBSIDIARIES (CO-ISSUER OF SENIOR
SUBORDINATED NOTES):
Independent Auditors Report--Deloitte & Touche LLP                           74
Report of Independent Public Accountants-Arthur Andersen LLP                 75
Consolidated Balance Sheets as of December 31, 2001 and 2002                 76
Consolidated Statements of Operations for the Years
Ended December 31, 2000, 2001 and 2002                                       78
Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 2000, 2001 and 2002                                       79
Consolidated Statements of Cash Flows for the
Years Ended December 31, 2000, 2001 and 2002                                 80
Notes to Consolidated Financial Statements                                   81

WEEKLY READER CORPORATION AND SUBSIDIARIES (CO-ISSUER OF
SENIOR SUBORDINATED NOTES):
Independent Auditors Report--Deloitte & Touche LLP                          109
Report of Independent Public Accountants-Arthur Andersen LLP                110
Consolidated Balance Sheets as of December 31, 2001 and 2000                111
Consolidated Statements of Operations for the Years Ended
December 31, 2000, 2001 and 2002                                            113
Consolidated Statements of Stockholders' Deficit for the
Years Ended December 31, 2000, 2001 and 2002                                114
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000, 2001 and 2001                                            115
Notes to Consolidated Financial Statements                                  116

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of WRC Media Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of WRC Media Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity(deficit), and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of and for the years ended December 31, 2001 and 2000, prior to the addition of the transitional disclosures relating to the goodwill and intangible assets, as described in note 2 of the notes to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 21, 2002.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WRC Media Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 of the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to statement of financial standards No. 142 as of January 1, 2002.

As disclosed above, the consolidated financial statements of WRC Media Inc. and subsidiaries as of December 31, 2000 and 2001, and for the years then ended were audited by other auditors who have ceased operations. As described in note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142 ("Goodwill and Other Intangible Assets") (SFAS No. 142), which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in note 2 of the notes to the consolidated financial statements relating to Goodwill and Intangible Assets for 2000 and 2001 included
(i) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to intangible assets and goodwill that are no longer being amortized, as a result of initially applying SFAS No. 142 to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss. In our opinion, the transitional disclosures for 2000 and 2001 in note 2 of the notes to the consolidated financial statements relating to Goodwill and Intangible Assets are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 and 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 and 2001 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP
New York, New York
March 7, 2003

WRC Media Inc. dismissed Arthur Andersen LLP on April 29, 2002, and subsequently engaged Deloitte & Touche LLP as its independent auditors. The predecessor auditors' report appearing below is a copy of Arthur Andersen LLP's previously issued opinion dated February 21, 2002. In fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). As discussed in the Intangible Assets and Goodwill note to the financial statements, the Company has presented transitional disclosures for 2000 and 2001 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these transitional disclosures. These disclosures are reported on by Deloitte & Touche LLP as stated in their report appearing on the previous page. Since WRC Media Inc. is unable to obtain a manually signed audit report, a copy of Arthur Andersen LLP's most recently signed and dated report has been included to satisfy filing requirements, as permitted under Rule 2-02(e) of Regulation S-X.

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

ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 21, 2002

WRC MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

                                                             December 31,
                  ASSETS                                 2001            2002
                  ------                             ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents                        $      8,919    $      9,095
    Accounts receivable (Note 3)                           43,658          38,373
    Inventories, net (Notes 2 and 4)                       15,026          15,287
    Prepaid expenses                                        3,468           3,200
    Other current assets (Note 5)                          13,891           1,797
                                                     ------------    ------------
                 Total current assets                      84,962          67,752
PROPERTY AND EQUIPMENT, net (Notes 2 and 8)                 9,215           6,299
PURCHASED SOFTWARE, net (Note 6)                            2,851           4,970
GOODWILL (Notes 1 and 2)                                  234,982         163,349
DEFERRED FINANCING COSTS, net (Note 2)                      6,645           6,165
OTHER INTANGIBLE ASSETS, net (Note 7)                     119,492         100,499
OTHER ASSETS AND INVESTMENTS (Note 9)                      20,715          25,218
                                                     ------------    ------------
                 Total assets                        $    478,862    $    374,252
                                                     ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

WRC MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

                                                                                         December 31,
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  2001             2002
                    ----------------------------------------------              -----------      -------------
CURRENT LIABILITIES:
  Accounts payable                                                              $    18,180      $      20,869
  Accrued payroll, commissions and benefits                                          11,305              8,693
  Current portion of deferred revenue (Note 2)                                       39,070             39,840
  Other accrued liabilities (Note 10)                                                33,996             23,285
  Current portion of long-term debt (Note 12)                                         6,171              7,721
                                                                                -----------      -------------
               Total current liabilities                                            108,722            100,408

DEFERRED REVENUE, net of current portion (Note 2)                                     2,040              1,167

DUE TO RELATED PARTY                                                                  2,160              2,160

DEFERRED TAX LIABILITY                                                                    -             10,700

LONG-TERM DEBT (Note 12)                                                            273,544            266,219
                                                                                -----------      -------------
               Total liabilities                                                    386,466            380,654
                                                                                -----------      -------------
COMMITMENTS AND CONTINGENCIES (NOTE 20):

15% SERIES B PREFERRED STOCK SUBJECT TO REDEMPTION, including accrued dividends and accretion of warrant value (Note 14) (Liquidation
  preference of $75,000 plus accrued dividends)                                      92,760            109,966
                                                                                -----------      -------------
WARRANTS ON PREFERRED STOCK (Note 14)                                                11,751             11,751
                                                                                -----------      -------------
COMMON STOCK SUBJECT TO REDEMPTION (Note 14)                                          1,180                965
                                                                                -----------      -------------
STOCKHOLDERS' EQUITY (Note 17):
  Common stock ($.01 par value, 20,000,000 shares authorized; 7,009,750
    outstanding)                                                                         70                 70
  Preferred stock ($.01 par value, 750,000 shares authorized,
    459,525 outstanding)                                                             15,413             18,381
  Additional paid-in capital                                                        132,562            132,464
  Accumulated comprehensive loss                                                       (316)            (3,357)
  Accumulated deficit                                                              (161,024)          (276,642)
                                                                                -----------      -------------
               Total stockholders' equity (deficit)                                 (13,295)          (129,084)
                                                                                -----------      -------------
               Total liabilities and stockholders' equity (deficit)             $   478,862      $     374,252
                                                                                ===========      =============

The accompanying notes are an integral part of these consolidated financial statements.

WRC MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
(dollars in thousands)

                                                                                    2000            2001         2002
                                                                                -----------      ----------   -----------
SALES, net                                                                      $   218,847      $  231,469   $   209,958

COST OF GOODS SOLD                                                                   66,472          65,682        59,011
                                                                                -----------      ----------   -----------
               Gross profit                                                         152,375         165,787       150,947
                                                                                -----------      ----------   -----------
COSTS AND EXPENSES:
  Sales and marketing                                                                48,879          54,658        49,096
  Research and development                                                            4,708           5,751         1,728
  Distribution, circulation and fulfillment                                          13,019          14,350        14,614
  Editorial                                                                          10,519          10,558        10,847
  General and administrative                                                         25,062          26,431        24,470
  Restructuring costs and other non-recurring expenses                                    -               -         8,594
  Depreciation                                                                        2,789           3,227         3,041
  Amortization of goodwill and intangible assets                                     73,730          63,757        18,812
                                                                                -----------      ----------   -----------
               Total operating costs and expenses                                   178,706         178,732       131,202
                                                                                -----------      ----------   -----------
               Income (loss) from operations                                        (26,331)        (12,945)       19,745

INTEREST EXPENSE, INCLUDING AMORTIZATION OF DEFERRED FINANCING COSTS                (35,315)        (33,319)      (29,844)

LOSS ON INVESTMENT (Note 9)                                                               -            (875)       (3,064)

OTHER EXPENSE (INCOME), net                                                             266            (708)          721
                                                                                -----------      ----------   -----------
               Loss before income tax provision                                     (61,380)        (47,847)      (12,442)

INCOME TAX PROVISION                                                                    635             658        10,980
                                                                                -----------      ----------   -----------
               Loss before cumulative effect of change in accounting
               accounting principle                                                 (62,015)        (48,505)      (23,422)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                       -               -       (72,022)
                                                                                -----------      ----------   -----------
               Net loss                                                         $   (62,015)     $  (48,505)  $   (95,444)
                                                                                ===========      ==========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

WRC MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 and 2002
(in thousands, except share data)

                                                               Common Stock                                    Other
                                                           ---------------------         Additional        Comprehensive
                                                            Shares        Value        Paid-In Capital     Income (Loss)
                                                           -------     -----------     ---------------     -------------
Balance January 1, 2000                                      6,856     $        69     $       126,063     $           -
  Other comprehensive loss:
    Net loss                                                     -               -                   -                 -
    Minimum pension liability                                                    -                   -                 9
    Total comprehensive loss                                     -
  Acquisition of Common Stock Subject to Redemption             (5)              -                   -                 -
  Preferred stock dividends                                      -               -                   -                 -
  Accretion of preferred stock                                   -               -                   -                 -
  Unrealized gain on investment                                  -               -                   -                 -
                                                           -------     -----------     ---------------     -------------
Balance December 31, 2000                                    6,851     $        69     $       126,063     $           9
  Other comprehensive loss:
    Net loss                                                     -               -                   -                 -
    Minimum pension liability                                    -               -                   -              (325)
    Total comprehensive loss
  Acquisition of Common Stock Subject to
    Redemption                                                  (1)              -                   -                 -
  Preferred stock dividends                                      -               -                   -                 -
  Accretion of preferred stock                                   -               -                   -                 -
  Junior preferred stock issued-343,750 Shs
    @ $40.00 per share                                           -               -                   -                 -
  Junior preferred stock dividends                               -               -                   -                 -
  Common stock issues-163 Shs @ $40.00 per share               163               1               6,499                 -
                                                           -------     -----------     ---------------     -------------
Balance December 31, 2001                                    7,013     $        70     $       132,562     $        (316)
  Other comprehensive loss:
    Net loss                                                     -               -                   -                 -
    Minimum pension liability                                    -               -                   -            (3,041)
    Total comprehensive loss
  Preferred stock dividends                                      -               -                   -                 -
  Accretion of preferred stock                                   -               -                   -                 -
  Junior preferred stock dividends                               -               -                   -                 -
  Common stock issues - 8064 shares @ $18.60 per
    share                                                        8               -                 150                 -
  Common stock repurchase -11,559 @
    $18.60-40.00per share                                      (12)              -                (248)                -
                                                           -------     -----------     ---------------     -------------
Balance December 31, 2002                                    7,009     $        70     $       132,464     $      (3,357)
                                                           =======     ===========     ===============     =============

                                                                              Junior Preferred Stock            Total
                                                           Accumulated      --------------------------       Stockholder's
                                                             Deficit          Shares         Value         Equity (Deficit)
                                                           -----------      ---------     ------------     ----------------
Balance January 1, 2000                                    $   (20,849)             -     $          -     $        105,283
  Other comprehensive loss:
    Net loss                                                   (62,015)             -                -
    Minimum pension liability                                        -              -                -
    Total comprehensive loss                                                                                        (62,006)
  Acquisition of Common Stock Subject to Redemption                  -              -                -                    -
  Preferred stock dividends                                    (12,122)             -                -              (12,122)
  Accretion of preferred stock                                    (907)             -                -                 (907)
  Unrealized gain on investment                                      -              -                -                    -
                                                           ------------      --------     ------------     ----------------
Balance December 31, 2000                                  $    (95,894)            -     $          -     $         30,248
  Other comprehensive loss:
    Net loss                                                    (48,505)            -                -
    Minimum pension liability                                         -             -                -
    Total comprehensive loss
  Acquisition of Common Stock Subject to                                                                            (48,830)
    Redemption                                                        -             -                -                    -
  Preferred stock dividends                                     (14,044)            -                -              (14,044)
  Accretion of preferred stock                                     (919)            -                -                 (919)
  Junior preferred stock issued-343,750 Shs
    @ $40.00 per share                                                -           344           13,750               13,750
  Junior preferred stock dividends                               (1,663)           42            1,663                    -
  Common stock issues-163 Shs @ $40.00 per share                      -             -                -                6,500
                                                           ------------      --------     ------------     ----------------
Balance December 31, 2001                                  $   (161,024)          386     $     15,413     $        (13,295)
  Other comprehensive loss:
    Net loss                                                    (95,444)            -                -
    Minimum pension liability                                         -             -                -
    Total comprehensive loss                                                                                        (98,485)
  Preferred stock dividends                                     (16,274)            -                -              (16,274)
  Accretion of preferred stock                                     (932)            -                -                 (932)
  Junior preferred stock dividends                               (2,968)           74            2,968                    -
  Common stock issues - 8064 shares @ $18.60 per share                -             -                -                  150
  Common stock repurchase -11,559 @
    $18.60-40.00per share                                             -             -                -                 (248)
                                                           ------------      --------     ------------     ----------------
Balance December 31, 2002                                  $  (276,642)           460     $     18,381     $       (129,084)
                                                           ============      ========     ============     ================

The accompanying notes are an integral part of these consolidated financial statements.

WRC MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
(dollars in thousands)

                                                                                      2000         2001         2002
                                                                                  -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $   (62,015) $   (48,505) $   (95,444)
    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
        Cumulative effect of change in accounting                                           -            -       72,022
        Deferred income tax provision                                                       -            -       10,700
        Depreciation and amortization                                                  76,519       66,984       22,209
        Loss on investment                                                                  -          875        3,064
        Gain (loss) on disposition of property and equipment                              (16)         130          711
        Interest expense-accretion of debt discount                                       304          345          396
        Amortization of deferred financing costs                                        1,030        1,041        1,165
        Changes in operating assets and liabilities net of effects of acquisitions-
          Decrease (increase) in accounts receivable                                    4,464         (650)       5,285
          Decrease (increase) in inventories                                               77         (421)        (261)
          Decrease in prepaid expenses and other current assets                         2,377        3,504       12,362
          Increase in other non-current assets                                        (26,206)      (8,034)     (11,117)
          (Decrease) increase in accounts payable                                      (2,232)      (1,635)       2,689
          Decrease in due to related party                                                  -         (786)           -
          Increase in deferred revenue                                                    582        1,986          427
          Decrease in accrued liabilities                                              (1,435)      (7,735)     (11,695)
                                                                                  -----------  -----------  -----------
               Net cash provided by (used in) operating activities                     (6,551)       7,099       12,513
                                                                                  -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of acquired business                                                           -      (18,786)           -
    Purchases of property and equipment                                                (3,005)      (4,077)      (1,414)
    Software development costs                                                              -            -       (4,333)
    Proceeds from the disposition of property & equipment                                   -            -          578
    Cost investments                                                                       16       (3,938)           -
                                                                                  -----------  -----------  -----------
               Net cash used in investing activities                                   (2,989)     (26,801)      (5,169)
                                                                                  -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Retirement of senior bank debt                                                     (2,938)      (4,587)      (6,170)
    Increase in deferred financing fees                                                     -            -         (685)
    Proceeds from term loans                                                                -       10,000            -
    Proceeds from issuance of preferred stock                                               -       13,750            -
    Proceeds from issuance of common stock                                                  -        6,500          150
    Purchase of common stock subject to redemption                                        (75)         (10)        (463)
                                                                                  -----------  -----------  -----------
               Net cash provided by (used in) financing activities                     (3,013)      25,653       (7,168)
                                                                                  -----------  -----------  -----------
    Increase (decrease) in cash and cash equivalents                                  (12,553)       5,951          176

CASH AND CASH EQUIVALENTS, beginning of period                                         15,521        2,968        8,919
                                                                                  -----------  -----------  -----------

CASH AND CASH EQUIVALENTS, end of period                                          $     2,968  $     8,919  $     9,095
                                                                                  ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

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

The recapitalization and purchase of Weekly Reader consisted of the following:

         - The issuance of $152,000 in aggregate principal amount of 12 3/4% Senior Subordinated Notes due 2009 by WRC, Weekly Reader and Compass.

         - WRC loaned Weekly Reader $112,363 of the principal amount of the 12 3/4% Senior Subordinated Notes.

         - The completion of the senior bank credit facility by WRC, Weekly Reader and Compass as borrowers, comprising of a $30,000 revolving credit facility, a $31,000 term A loan and a $100,000 term B loan.

         - The issuance of $75,000 of 15% Series B Preferred Stock by WRC and the related issuance of Weekly Reader Preferred Stock to WRC, with substantially identical terms to the WRC preferred stock.

         - The purchase by Weekly Reader of 71.7% of its common stock outstanding from PRIMEDIA for $287,363.

         - The purchase by WRC for $107,638 of the remaining 23.2% of Weekly Reader's common stock outstanding.

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

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

On May 9, 2001, WRC Media Inc. and subsidiaries completed two acquisitions (the "2001 acquisitions"). WRC entered into an Agreement and Plan of Merger with ChildU, Inc. ChildU was incorporated on June 1, 1999 and is a leading provider of Internet-based educational services to both individual and institutional consumers. Pursuant to the agreement, each issued share of ChildU's common and preferred stock not directly or indirectly owned by ChildU was converted into a contingent right to receive a number of shares of WRC Media Inc. common stock. Following the merger, WRC agreed to provide funding to ChildU for up to $5,872 of ChildU's existing or committed obligations and liabilities. Concurrent with the merger, WRC and all holders of ChildU's Group One Notes have entered into an exchange agreement pursuant to which WRC exchanged 162,500 shares of WRC Media common stock for all the outstanding Group One Notes. WRC issued $13.75 million of 18% Junior Participating Cumulative Convertible Preferred Stock, the proceeds of which will fund the operating losses of ChildU and WRC Media's investment in ThinkBox(TM) (see Note 9).

The total cost of the acquisition of ChildU was $26,514 (including $ 4,029 of acquisition costs) and was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows-

         Cash infusion and issuance of WRC stock           $ 11,349
         Goodwill                                            15,165
                                                           --------
                                                           $ 26,514
                                                           ========

Concurrent with the ChildU acquisition, on May 9, 2001, a subsidiary of the Company acquired the assets of Lindy Enterprises, Inc. ("Lindy"). Lindy develops a curriculum-based skills assessment and test preparation product that correlates to national and state curriculum. The total cost of the acquisition of Lindy was $7,543 (including $1,043 of acquisition costs) and was allocated to the assets acquired based on their estimated fair values as follows-

         Net liabilities assumed                           $      -
         Property and equipment                                  80
         Deferred financing fees                                993
         Copyrights                                           6,420
         Goodwill                                                50
                                                           --------
                                                           $  7,543
                                                           ========
The 2001 acquisitions were fold-in acquisitions into two existing operating units of WRC and together did not meet the criteria of the significant subsidiary test for acquired businesses. As such no pro forma results of operations are presented.

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

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. The Company periodically evaluates the realizability of inventories and adjusts its allowance for excess or obsolete inventory as necessary.

Fair Value of Financial Instruments

The estimated fair value of financial instruments, primarily derivative financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. The carrying values of cash, accounts receivable, and accounts payable approximate fair value based on the short-term nature of these financial instruments.

Derivative Financial Instruments

Derivative financial instruments are held for purposes other than trading. The company uses derivative financial instruments to reduce its exposure to interest rate volatility. All derivative instruments are recorded at fair value. For those instruments that do not qualify for hedge accounting, changes in fair value are recognized in income.

The carrying values of the Company's Senior Bank Credit Facilities are assumed to approximate the market value due to the variable interest rates on these instruments. The estimated fair values of other financial instruments as of December 31, 2002 are as follows:

                                        Carrying Amount      Face Value
                                        ---------------      ----------
12 3/4 % Senior Subordinated Notes          $147,273          $152,000

There is no market value information available for the preferred stock and a reasonable estimate could not be made without incurring excessive costs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Included in cash as of December 31, 2002 is approximately $1.1 million of restricted monies which represent the remaining proceeds from the issuance of $13,800 18% Junior Cumulative Convertible Preferred Stock on May 9, 2001 used to purchase and fund ChildU and its minority investment in ThinkBox. The $1.1 million in funds cannot be commingled with WRC Media's cash from operations or borrowings under its revolving credit facility. Similarly, the Company cannot use cash from operations or borrowings under its revolving credit facility to fund WRC Media's unrestricted subsidiary, ChildU and its investment in ThinkBox.

Software Development Costs

Research and Development costs are charged to expense when incurred. Additionally, the Company capitalizes acquired and developed technologies that meet the provisions of Statement of Financial Accounting Standards ("SFAS") No.
86. Accounting for the costs of computer software to be sold, leased, or otherwise marketed. The

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. Software development costs are amortized on a straight-line basis over four years or the expected life of the product, whichever is less. The Company periodically evaluates the net realizable value of capitalized software development costs based on factors such as budgeted sales, product development cycles and management's market emphasis.

Goodwill and Indefinite Lived Intangible

Goodwill represents the excess of the purchase price of companies acquired over the fair value of their net assets at the acquisition date. On January 1, 2002, the Company adopted the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, for its goodwill and identifiable intangible assets. On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and intangible assets deemed to have indefinite lived intangible assets (primarily trademarks) are no longer amortized but are subject to annual impairment tests. Upon adoption of SFAS No. 142,the Company ceased amortizing goodwill and indefinite lived intangible assets.

The Company tests goodwill for impairment, at least annually, using a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit. Indefinite lived intangible assets will also be tested at least annually for impairment using a fair value approach.

Intangible assets with a definite life will continue to be tested for impairment in accordance with the guidance in SFAS 144 "Accounting for the Impairment of Disposal of Long Lived Assets". Additional details are discussed in Note 7.

Deferred Financing Fees

Deferred financing fees are related to direct costs paid by the Company in connection with their financing agreements. These costs are deferred and are being amortized on a straight-line basis over the term of the related debt. Amortization expense charged to operations for the years ended December 31, 2000, 2001 and 2002 was $1,030, $1,041 and $1,165, respectively.

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

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

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

In November 2002, the EITF reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables." The issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF 00-21 also supersedes certain guidance set forth in Staff Accounting Bulletin Number 101 (SAB 101), "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The adoption of EITF 00-21 is not expected to have a material impact on the Company's consolidated financial statements.

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

Licensing revenue is recorded in accordance with royalty agreements at the time licensed materials are available to the licensee and collections are reasonably assured.

Revenue is recognized for magazine subscriptions when the issue is shipped and available to the subscribers

Comprehensive Loss

SFAS No. 130 "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The components of other comprehensive loss consist of pension liability adjustments.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is required to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized (see Note 16).

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

Expense Recognition and Direct-Response Advertising Costs

Marketing, selling, distribution, editorial, and other general and administrative expenses are generally expensed as incurred. Certain editorial costs relating to the American Guidance product lines are deferred and amortized using both straight-line and accelerated methods over a period of up to ten years. Capitalized editorial costs are recorded as prepublication costs and are included in amortization of goodwill and intangible assets. As of December 31, 2001 and 2002, other assets and investments on the accompanying balance sheets, include prepublication costs, net of amortization of $5,496 and $9,046, of $13,821 and $20,003.

Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogs and subscription promotions. These direct-response advertising costs are capitalized and amortized over the estimated period of future benefit using a ratio of current period revenues to total current and estimated future period revenues. The amortization periods range from ten months to thirty months subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and selling expenses on the accompanying statements of consolidated operations. Direct response advertising costs charged to operations for the years ended December 31, 2000, 2001 and 2002 was $7,955, $8,903 and $7,596, respectively. As of December 31, 2001 and 2002, other assets and investments on the accompanying balance sheets, include direct-response advertising costs, net of amortization of $5,002 and $3,641, of $3,093 and $4,319.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that an entity account for employee stock-based compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation arrangements using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company continues to account for employee stock-based compensation using the intrinsic value based method and is required to make pro forma disclosures of net income (loss) and related per share amounts as if the fair value based method of accounting under SFAS 123 had been applied.

At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 17. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation costs is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

The following table details the effect on net loss and loss per share had compensation expense for the Stock Option Plan been recorded based on the fair value method under SFAS 123, as amended (see Note 17).

                                                           Years ended December 31,
                                                -----------------------------------------------

                                                     2000            2001            2002
                                                ---------------  --------------  --------------
Net Income, as reported                           $  (62,015)      $  (48,505)     $  (95,444)
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                     (388)            (753)           (750)
                                                  ----------       ----------      ----------

Pro forma net income                              $  (62,403)      $  (49,258)     $  (96,194)
                                                  ==========       ==========      ==========

Earning per share:
   Basic- as reported                             $    (8.85)      $    (6.92)     $   (13.62)
   Basic- pro forma                               $    (8.90)      $    (7.03)     $   (13.72)

   Diluted- as reported                           $    (8.13)      $    (6.36)     $   (12.51)
   Diluted- pro forma                             $    (8.18)      $    (6.45)     $   (12.61)

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, FAS 148 amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of FAS 148 have been adopted by the Company (see the Stock Option and Employee Stock Purchase Plans section to this Note). FAS 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation. The Company adopted the disclosure requirements of FAS 148 in 2002.

In November 2002, FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The Company has adopted the disclosure provisions. Additionally, the recognition of a guarantor's obligation should be applied on a perspective basis to guarantees issued after December 31, 2002. The Company does not believe that the recognition provisions of FIN 45 will have a material effect on its Consolidated Financial Statements.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's results of operations or financial position.

In August 2001, FASB issued FAS 144 which superseded FAS 121. FAS 144 also superseded the accounting and reporting provisions of APB 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relating to the disposal of a segment of a business. FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30 and, therefore, two accounting models existed for long-lived assets to be disposed of. FAS 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale. The Company adopted FAS 144 on January 1, 2002, and it did not have a material effect on its Consolidated Financial Statements.

In June 2002, FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan. FAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted FAS 146 in 2002 (see Note 13).

In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, SFAS No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interest method. The adoption of SFAS No. 141 did not have a material effect on the Company's results of operations or financial position. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment as well. Goodwill recognized on or before June 30, 2001 has been assigned to various reporting units and has been tested for impairment during the six months ending June 30, 2002, the period in which SFAS No. 142 is initially applied in its entirety. On January 1, 2002, the Company adopted SFAS No. 142 for its goodwill and identifiable intangible assets. Upon adoption, the Company ceased the amortization of goodwill and other indefinite lived intangible assets, which consist of trademarks. As required by this statement, the Company reviewed its indefinite lived intangibles (trademarks) for impairment as of January 1, 2002. The effect on the results of operations for the comparative period ended December 31, 2001 and 2000 had the Company adopted this accounting change on January 1, 2000 would have resulted in reducing the Company's amortization expense and pre-tax losses approximately $10,993 and $11,039 for the years ended December 31, 2001 and 2000, respectively.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

The Company completed the transitional impairment tests on its goodwill and indefinite lived intangibles during the second quarter ended June 30, 2002. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of," utilized an undiscounted cash flow approach for the impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Company has five reporting units with goodwill. Goodwill was tested for impairment at the reporting unit level. The Company's measurement of fair value was based on an evaluation of future discounted cash flows. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow evaluation considered several earnings scenarios and the likelihood of possible outcomes. Collectively, this evaluation was management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that corresponds to the Company's weighted-average cost of capital. This discount rate range assumed was consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the WRC Media's reporting units.

Certain other key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including pre-publication costs, are based on reasonable estimates related to the Company's strategic initiatives and current market conditions. Such assumptions also are consistent with those utilized in the Company's annual planning process. As a result, the Company recorded a transitional goodwill and indefinite lived intangible asset impairment charge of $72,022 at American Guidance Service, Inc. a subsidiary of Weekly Reader Corporation. This charge is reported as a cumulative effect of accounting change, as of January 1, 2002, in the Condensed Consolidated Statements of Operations. The Company is required to perform impairment tests on an annual basis, or between yearly tests under certain circumstances for goodwill and indefinite lived intangibles. There can be no assurance that future impairment tests will not result in a charge to earnings.

The Company performed the required impairment tests during the fourth quarter of 2002. No further impairment of goodwill and indefinite lived intangibles was noted.

                                         ----------------------------------------------------------------------
                                          December 31,        Impairment            Other          December 31,
(in thousands)                                2001            Adjustment          Adjustment           2002
------------------------------------     ----------------------------------------------------------------------

Goodwill                                    $ 234,982          $ (66,961)          $  (4,672)       $ 163,349
Long Lived Assets - Trademarks                 47,211             (5,061)                -             42,150
                                            ---------          ---------           ---------        ---------

                                            $ 282,193          $ (72,022)          $  (4,672)       $ 205,499
                                            =========          =========           =========        =========

In the above table, other adjustments represent $4,672 of acquisition reserves that were reversed against goodwill. These were related to differences in actual cost from initial estimates in implementing staffing integrations that arose as a result of the Compass and Weekly Reader acquisitions. As a result of changes in estimates in the fourth quarter of 2002, reserves related to these acquisitions were reversed and recorded as a reduction in goodwill. The staffing integrations were completed by year-end 2001.

The Company also recorded non-cash deferred income tax expense of approximately $8,700 on January 1, 2002 and $2,000 during the twelve months ended December 31, 2002, related to the adoption of SFAS 142. The non-cash charge of $8,700 on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with the Company's net operating losses. Historically, the Company did not need a valuation allowance for the portion of their net operating loss equal to the excess of tax over book amortization on tax-

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by the Company's net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company continues to amortize these assets for tax purposes. As a result, the Company will have deferred tax liabilities that will arise each quarter as the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, the Company also recorded an additional $2,000 to increase the valuation allowance for the twelve months ended December 31, 2002. The Company expects that it will record an additional $2,000 to increase the valuation allowance during 2003.

The following information represents pro forma net loss assuming the adoption of SFAS 142 on January 1, 2000:

                                                                              For the Years Ended
                                                              ----------------------------------------------------
                                                              December 31,       December 31,      December 31,
(in thousands)                                                    2000               2001              2002
------------------------------------------------------------------------------------------------------------------

Reported Net Income (loss)                                      $(62,015)          $(48,505)          $(95,444)
  Addback:
      Goodwill Amortization                                        9,728              9,682                -
      Amortization of Trademarks                                   1,311              1,311                -
      Cumulative effect of a change in accounting principle          -                  -               72,022
      Deferred provision for income taxes                            -                  -               10,700
                                                                --------           --------           --------
Adjusted Net Income                                             $(50,976)          $(37,512)          $(12,722)
                                                                ========           ========           ========


The Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues," (SFAS No. 133, as amended) as of January 1, 2001. The Company has $152 million of callable senior subordinated notes outstanding. These notes pay a fixed coupon of 12.75% and mature on November 15, 2009. The prolonged Fed easing campaign of 2001-2002 has brought short-term rates down to 40-year lows, greatly increasing the opportunity cost of the notes. In order to immediately reduce funding costs, the Company moved down the yield curve by swapping a portion of the fixed rate 12.75% Notes to floating rate starting May 2002. During December 2002, the Company unwound the interest rate swaps. An interest rate cap on 50% of the Company's senior secured term loans is required by the senior credit facility. For the year ended December 31 2002, the Company recorded a realized gain of $1.7 million on the unwinding of the interest rate swap. This gain is reflected in Other net in the consolidated statement of operations. On November 15, 2002, the Company entered into a one year interest rate cap agreement with a notional of $64.8 million, which caps the LIBOR based rate, as defined, on those loans at 2.5% The interest rate cap agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. The fair value of the interest rate cap at December 31, 2002 is de-minimus.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

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

Reclassifications

Certain reclassifications have been made to the prior years consolidated financial statements to conform them to the current year presentation.

3.  ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2001 and 2002 are as follows:

                                                2001           2002
                                            -----------    -----------
  Accounts receivable-                      $    48,440    $    43,173
  Less-
        Allowance for doubtful accounts          (1,942)        (1,717)
        Allowance for returns and rebates        (2,840)        (3,083)
                                            -----------    -----------
                                            $    43,658    $    38,373
                                            ===========    ===========

4.  INVENTORIES

Inventories at December 31, 2001 and 2002 are as follows:

                                                2001           2002
                                            -----------    -----------
  Finished goods                            $    17,187    $    18,178
  Raw materials                                     612            181
  Less - allowance for obsolescence              (2,773)        (3,072)
                                            -----------    -----------
                                            $    15,026    $    15,287
                                            ===========    ===========

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

5.   OTHER CURRENT ASSETS

Other current assets at December 31, 2001 and 2002 are as follows:

                                                2001           2002
                                            -----------    -----------
  Rabbi Trust (Note 20)                     $    13,468    $     1,403
  Promotional costs                                 363            342
  Rent due from landlord                             38              -
  Other receivables                                  22             52
                                            -----------    -----------
                                            $    13,891    $     1,797
                                            ===========    ===========

6.   PURCHASED SOFTWARE

Purchased software at December 31, 2001 and 2002, are as follows:

                                                2001           2002
                                            -----------    -----------
  Purchased software                        $     7,430    $    11,763
  Less - accumulated amortization                (4,579)        (6,793)
                                             -----------    -----------
                                            $     2,851    $     4,970
                                            ===========    ===========

Amortization of purchased software and capitalized software development costs of $1,858, $1,858 and $2,214 for 2000, 2001 and 2002, respectively, is included in cost of goods sold and amortization of intangible assets.

7.   OTHER INTANGIBLE ASSETS, NET

                                        -----------------------------------------   ----------------------------------------------
                                                      December 31, 2001                                December 31, 2002
                                        -----------------------------------------   ----------------------------------------------
                                                       Accumulated                                     Accumulated
                         Useful Lives      Gross       Amortization        Net         Gross         Amortization           Net
                         -------------  ------------  --------------   ----------   -------------   ----------------   -----------
Customer Lists             7-9 yrs      $  62,911       $ (15,210)      $  47,701    $  62,911       $ (21,456)         $  41,455
Copyrights                 8 yrs           21,053          (4,537)         16,516       21,053          (8,139)            12,914
Product Titles             7 yrs           13,475          (8,192)          5,283       13,475         (10,256)             3,219
Trade name                 5 yrs            3,520          (2,169)          1,351        3,520          (3,049)               471
Workforce in place         3 yrs            2,980          (2,449)            531        2,980          (2,980)               -
Non-compete agreements     2 yr            77,334         (77,334)            -         77,334         (77,334)               -
Databases                  4-10 yrs           560            (471)             89          560            (551)                 9
Other                      1-5 yrs          1,199            (389)            810          677            (396)               281
                                        ---------       ---------       ---------    ---------       ---------          ---------
         Total:                         $ 183,032       $(110,751)      $  72,281    $ 182,510       $(124,161)         $  58,349
                                        =========       =========       =========    =========       =========          =========

For intangible assets other than goodwill not subject to amortization, the total carrying amount for the years ended December 31, 2001 and 2002 was $47,211 and $42,150, respectively.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

The amortization expense for the years ended December 31, 2000, 2001 and 2002 was $27,391, $49,178 and $15,262, respectively, and is included in amortization of goodwill and intangible assets on the consolidated statement of operations. Amortization expense for intangible assets subject to amortization for the next five years is expected to be as follows:

           Estimated Amortization Expense
          For the years ended December 31,
      ----------------------------------------

       2003..................      $    11,146
       2004..................            8,865
       2005..................            7,424
       2006..................            5,673
       2007..................      $     4,191

8.   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 and 2002, are as follows:

                                                      December 31, 2001                  December 31, 2002
                                                -------------------------------  -------------------------------
                                                     Life          Amount            Life               Amount
                                                ---------------  ---------       -------------         ---------
Land and buildings                                               $     634                             $       -
Machinery, equipment and computer equipment       3-10 Years        10,459          3-10 Years            10,810
Leasehold improvements                            3-15 Years         3,383          3-15 Years             2,702
Furniture and fixtures                            3-10 Years         4,157          3-10 Years             4,408
Internal use software                             5 Years            1,891          5 Years                2,265
                                                                 ---------                             ---------
         Total                                                      20,524                                20,185
Less-  accumulated depreciation and
       amortization                                                (11,309)                              (13,886)
                                                                 ---------                             ---------
       Property and equipment, net                               $   9,215                             $   6,299
                                                                 =========                             =========

Depreciation expense was $2,789, $3,227 and $3,041 for the years ended December 31, 2000, 2001 and 2002, respectively.

9.   OTHER ASSETS AND INVESTMENTS

Other assets and investments at December 31, 2001 and 2002 are as follows:

                                             2001                 2002
                                           ---------          -----------
Pre-publication costs, net                 $  13,821          $    20,003
Direct response advertising costs, net         3,093                4,319
Investment in ThinkBox, Inc.                   3,063                    -
Other                                            738                  896
                                           ---------          -----------
                                           $  20,715          $    25,218
                                           =========          ===========

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

The Investment in ThinkBox, Inc. was fully reserved as of December 31, 2002.

10.  OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2001 and 2002 are as follows:

                                              2001                2002
                                           ---------          -----------
Rabbi Trust (Note 21)                      $  13,468          $     1,403
Royalties                                      1,549                1,500
Accrued acquisition costs                      7,851                  572
Accrued interest payable (Note 12)             4,146                3,977
Pension liability (Note 19)                    2,304                5,056
Accrued restructuring costs                        -                6,252
Taxes payable, other than income                 436                  573
Other                                          4,242                3,952
                                           ---------          -----------
                                           $  33,996          $    23,285
                                           =========          ===========

11.  NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

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

The following tables present condensed consolidating financial information for the years ended December 31, 2001 and 2002 for: (1) the Company on a standalone basis, (2) Weekly Reader Corporation, a non-wholly owned subsidiary on a standalone basis, (3) CompassLearning, Inc., a wholly owned subsidiary on a standalone basis, (4) the non-guarantor subsidiary of the Company (ChildU, Inc.), and (5) the Company on a consolidated basis.

Separate financial statements for CompassLearning, Inc. are not presented and it is not filing a separate report under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

                                                             Subsidiary Guarantors
                                                        ------------------------------
                                                          Weekly                          Non-
                                               WRC        Reader      CompassLearning   Guarantor                    WRC Media Inc.
                                            Media Inc.  Corporation         Inc.       Subsidiaries    Elimination  Consolidated
                                            ----------  ------------- ---------------  ------------    -----------  ---------------
                                                                                (In thousands)
Balance Sheet as of December 31, 2002
Current assets                             $   9,676      $ 119,097      $  24,674      $   1,613      $ (87,308)     $  67,752
Property and equipment, net                      -            5,409            657            233            -            6,299
Goodwill and other intangible assets, net    169,135         53,851         27,449         13,413            -          263,848
Other assets                                 105,398         41,901          6,448          1,325       (118,719)        36,353
                                           ---------      ---------      ---------      ---------      ---------      ---------
Total assets                               $ 284,209      $ 220,258      $  59,228      $  16,584      $(206,027)     $ 374,252
                                           =========      =========      =========      =========      =========      =========

Current liabilities:                       $  85,808      $  62,166      $  29,324      $  10,409      $ (87,299)     $ 100,408
Long-term debt, less current portion         147,273         98,796         20,150            -              -          266,219
Other liabilities                             20,451          2,000          3,327            -              -           25,778
Common stock subject to redemption               965            -              -              -              -              965
Redeemable preferred stock,
  plus accrued dividends                     109,966         75,000            -              -          (75,000)       109,966
Stockholders equity (deficit):               (80,254)      (146,243)         3,809          6,175         87,429       (129,084)
Interdivisional equity                           -          128,539          2,618                      (131,157)           -
                                           ---------      ---------      ---------      ---------      ---------      ---------
Total liabilities and stockholders
  equity (deficit)                         $ 284,209      $ 220,258      $  59,228      $  16,584      $(206,027)     $ 374,252
                                           =========      =========      =========      =========      =========      =========

Balance Sheet as of December 31, 2001
Current assets                             $   6,679      $ 106,376      $  31,743      $     452      $ (60,288)     $  84,962
Property and equipment, net                      -            7,541          1,397            277            -            9,215
Goodwill and other intangible assets, net    176,487        148,001         34,839         14,912            -          374,239
Other assets                                 111,554         17,786          2,618            -         (121,512)        10,446
                                           ---------      ---------      ---------      ---------      ---------      ---------
Total assets                               $ 294,720      $ 279,704      $  70,597      $  15,641      $(181,800)     $ 478,862
                                           =========      =========      =========      =========      =========      =========

Current liabilities:                       $  67,234      $  66,107      $  30,637      $   4,708      $ (60,288)     $ 108,398
Long-term debt, less current portion         146,877        101,479         25,188            -              -          273,544
Other liabilities                             11,751            -            4,197              3            -           15,951
Common stock subject to redemption             1,180            -              -              -              -            1,180
Redeemable preferred stock,
  plus accrued dividends                      92,760         75,000            -              -          (75,000)        92,760
Stockholders equity (deficit):               (25,082)       (91,421)         7,957         10,930         84,645        (12,971)
Interdivisional equity                           -          128,539          2,618                      (131,157)           -
                                           ---------      ---------      ---------      ---------      ---------      ---------
Total liabilities and stockholders
  equity (deficit)                         $ 294,720      $ 279,704      $  70,597      $  15,641      $(181,800)     $ 478,862
                                           =========      =========      =========      =========      =========      =========

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

                                                             Subsidiary Guarantors
                                                        ------------------------------
                                                          Weekly                          Non-
Statement of operations for the year           WRC        Reader      CompassLearning   Guarantor                    WRC Media Inc.
ended December 31, 2002                     Media Inc.  Corporation         Inc.       Subsidiaries    Elimination  Consolidated
                                            ----------  ------------- ---------------  ------------    -----------  ---------------
                                                                            (In thousands)
Revenue                                     $    --       $ 156,498       $  51,153       $   2,307       $    --         $ 209,958
Operating expenses                              4,178       126,532          55,234           4,269            --           190,213
Interest expense, net                          20,760        28,849              11            --           (19,776)         29,844
Other (income) expense                          4,109        (1,765)             (1)           --              --             2,343
Provision for income taxes                      8,822         2,101              57            --              --            10,980
Cumulative effect of accounting change           --          72,022            --              --              --            72,022
                                            ---------     ---------       ---------       ---------       ---------       ---------
Net income (loss)                           $ (37,869)    $ (71,241)      $  (4,148)      $  (1,962)      $  19,776       $ (95,444)
                                            =========     =========       =========       =========       =========       =========

Cash flow for the year
ended December 31, 2002

Cash flow provided by (used in)
  operations                                $ (21,072)    $  11,139       $   5,129       $  (2,054)      $  19,371       $  12,513
Cash flow provided by (used in)
  investing activities                           --            (524)         (3,156)         (1,489)           --            (5,169)
Cash flow provided by (used in)
  financing activities                         19,583        (8,487)         (2,363)          3,470         (19,371)         (7,168)
Cash at beginning of period                     2,643         5,691             394             191            --             8,919
                                            ---------     ---------       ---------       ---------       ---------       ---------
Cash at end of period                       $   1,154     $   7,819       $       4       $     118       $    --         $   9,095
                                            =========     =========       =========       =========       =========       =========


Statement of operations for the year
ended December 31, 2001

Revenue                                     $    --       $ 162,165       $  68,494       $     810       $    --         $ 231,469
Operating expenses                             41,345       130,693          68,354           4,023            --           244,415
Interest expense, net                          20,646        32,403              (4)             (1)        (19,725)         33,319
Other (income) expense                          1,759          (166)            (11)           --              --             1,582
Provision for income taxes                        245           281             132            --              --               658
                                            ---------     ---------       ---------       ---------       ---------       ---------
Net income (loss)                           $ (63,995)    $  (1,046)      $      23       $  (3,212)      $  19,725       $ (48,505)
                                            =========     =========       =========       =========       =========       =========

Cash flow for the year
ended December 31, 2001

Cash flow provided by (used in)
  operations                                $ (24,519)    $   5,332       $ (20,823)      $  (3,440)      $  50,549       $   7,099
Cash flow provided by (used in)
  investing activities                        (15,303)      (11,391)           (210)            (19)            122         (26,801)
Cash flow provided by (used in)
  financing activities                         42,465         8,836          21,373           3,528         (50,549)         25,653
Cash at beginning of period                      --           2,914              54             122            (122)          2,968
                                            ---------     ---------       ---------       ---------       ---------       ---------
Cash at end of period                       $   2,643     $   5,691       $     394       $     191       $    --         $   8,919
                                            =========     =========       =========       =========       =========       =========



Statement of operations for the year
ended December 31, 2000

Revenue                                     $    --       $ 154,819       $  64,028       $    --         $    --         $ 218,847
Operating expenses                             50,430       124,583          70,165            --              --           245,178
Interest expense, net                          20,714        34,293          34,430            --           (54,122)         35,315
Other (income) expense                           --            (231)            (35)           --              --              (266)
Provision for income taxes                         43           592            --              --              --               635
                                            ---------     ---------       ---------       ---------       ---------       ---------
Net income (loss)                           $ (71,187)    $  (4,418)      $ (40,532)      $    --         $  54,122       $ (62,015)
                                            =========     =========       =========       =========       =========       =========

Cash flow for the year
ended December 31, 2000

Cash flow provided by (used in)
  operations                                $ (30,071)    $  (2,052)      $ (29,384)      $    --         $  54,956       $  (6,551)
Cash flow provided by (used in)
  investing activities                           --          (1,417)         (1,569)           --                (3)         (2,989)
Cash flow provided by (used in)
  financing activities                         28,795        (7,760)         30,905            --           (54,953)         (3,013)
Cash at beginning of period                     1,276        14,143             102            --              --            15,521
                                            ---------     ---------       ---------       ---------       ---------       ---------
Cash at end of period                       $    --       $   2,914       $      54       $    --         $    --         $   2,968
                                            =========     =========       =========       =========       =========       =========

12.  LONG-TERM DEBT

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

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

At December 31, long-term debt consists of the following:

                                        As of December 31, 2001                        As of December 31, 2002
                         -------------------------------------------------------------------------------------------------------
Debt                        Face       Unamortized    Principal      Book        Face      Unamortized     Principal     Book
Instrument                  Value        Discount      Payments      Value       Value       Discount      Payments      Value
------------             ----------    -----------    ---------    ---------   ---------   -----------    -----------  ---------
Senior Bank-
Term A (b)               $   28,675    $         -    $   3,487    $  25,188   $  25,188   $         -    $   5,038    $  20,150
Senior Bank-
Term B (b)                   98,750              -        1,000       97,750      97,750             -        1,000       96,750
Senior Bank-
New Term A
(b)                          10,000              -          100        9,900       9,900             -          133        9,767
Revolving
Credit(b)                         -              -            -            -           -             -            -           -
Senior
Subordinated
Notes (a)                   152,000          5,123            -      146,877     152,000         4,727            -      147,273
                         ----------    -----------    ---------    ---------   ---------   -----------    -----------  ---------
Total debt                  289,425          5,123        4,587      279,715     284,838         4,727        6,171      273,940
Less-  current
portion                       6,171              -            -        6,171       7,721             -            -        7,721
                         ----------    -----------    ---------    ---------   ---------   -----------    -----------  ---------
Long-term debt           $  283,254    $     5,123    $   4,587    $ 273,544   $ 277,117   $     4,727    $   6,171    $ 266,219
                         ==========    ===========    =========    =========   =========   ===========    ===========  =========

(a) In connection with the recapitalization of the Company in 1999, the Company, Weekly Reader and Compass were all co-issuers of 152,000 units consisting of $152,000 in aggregate principal amount of 12 3/4% Senior Subordinated Notes (the Notes) due 2009 and 205,656 shares of common stock. Interest on the Notes is payable semi-annually, on May 15 and November 15. For the year ending December 31, 2002, $19,380 of interest was paid on the Notes.

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

         The Notes are unconditionally guaranteed by the restricted subsidiaries of the Company, as defined in the Credit Agreement, as amended.

(b) The Senior Bank Credit Facilities are comprised of the $30,000 revolving credit facility maturing in 2005, the $31,000 term loan A facility maturing in 2005, the $100,000 term loan B facility maturing in 2006 and the $10,000 new term loan A facility maturing in 2006. During 2000, the Company applied for and received an annually renewable stand-by letter of credit in the amount of $2,000 in connection with a real estate lease entered into by the Company. While this letter of credit is in effect, the Company's available borrowing under the revolving credit facility is reduced by $2,000. As of December 31, 2002 there had been no drawings against this letter of credit. As of December 31, 2002, there were no outstanding advances under the revolving credit facility. The term loan A facility, the term loan B facility and the new term loan A facility amortize in quarterly installments.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

Loans under the senior bank credit facilities bear interest at a rate per annum equal to the following:

         1. For the revolving credit facility and the term loan A facility, the LIBO rate as defined in the credit agreement, plus 3.375% or the alternate base rate as defined in the credit agreement, plus 2.375% (subject to performance-based step downs). As of December 31, 2001 and 2002, term loan A loans outstanding had interest rates that ranged, from 5.29% to 5.82% and from 4.99% to 5.15%, respectively.

         2. For the term loan B facility and the new term loan A facility, the LIBO rate plus 4.00% or the alternate base rate plus 3.00%. As of December 31, 2002, term loan B loans outstanding had interest rates that ranged from 5.40% to 5.84%. As of December 31, 2001 and 2002, the new term loan A loans outstanding has interest rates that ranged from 5.91% to 6.37% and from 5.40% to 5.83%, respectively.

                  In addition to paying interest on outstanding loans under the Senior Bank Credit Facilities, the Company is required to pay a commitment fee to the lenders associated with the revolving credit facility in respect to the unused commitments thereunder at a rate of 0.5% per annum (subject to performance-based step downs). Commitment fees paid for unused revolver for the year ended December 31, 2001 and 2002 was approximately $92 and $97, respectively.

The Senior Bank Credit Facilities are subject to mandatory prepayment with:

         -        the proceeds of the incurrence of certain indebtedness

         -        the proceeds of certain asset sales or other dispositions

         -        the proceeds of issuances of certain equity offerings

         - annually beginning in 2000, 50% of the Company's excess cash flow (as defined in the credit agreement) from the prior year.

No events occurred during 2002 to cause mandatory prepayments to be required.

The borrowing agreements provide for certain restrictions, including restrictions on asset sales, dividend payments, additional indebtedness payments for restricted investments. In addition, the borrowing agreements provide for the maintenance of certain financial covenants, including a limit on the consolidated leverage ratio and maintenance of a minimum fixed charged coverage ratio.

Maturities of long-term debt are as follows:

       2003                                                       $      7,721
       2004                                                              8,496
       2005                                                             27,730
       2006                                                             82,720
       2007                                                                  -
       Thereafter *                                                    152,000
                           Total                                  ------------
                                                                  $    278,667
                                                                  ============
*Includes unamortized discount amount of $4,727.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

13.  RESTRUCTURING AND OTHER NON-RECURRING EXPENSES

In January 2002, the Company's board of directors approved a separate restructuring plan (the "2002 Plan of Restructuring") and accordingly, the Company incurred charges for restructuring, asset write-downs and other exit costs totaling approximately $8.6 million.

The 2002 Plan of Restructuring included integration and cost reduction initiatives comprised of closure of facilities and reduction in work force.

Pursuant to the 2002 Plan of Restructuring, 107 positions were eliminated throughout the company. Severance and other benefit costs of approximately $3.2 million relate to the reduction of these employees from the workforce. This workforce reduction primarily took place at CompassLearning but all four operating units of WRC Media were impacted. Most of the workforce reductions represented administrative and back office related employees. Approximately $1.8 million in severance and other benefit costs relating to the 2002 Plan of Restructuring were paid as of December 31, 2002. The workforce reductions will be substantially complete by mid-January 2003. Some benefit costs will extend beyond the completion of the workforce reductions due to the Company's contractual severance obligations to certain individuals that will be paid in 2003.

Lease termination costs include future obligations under long-term non-cancelable lease agreements at facilities that were vacated following the workforce reductions. The majority of these costs consisted of the estimated lease costs, net of probable sublease income, associated with the cancellation of a portion of the Company's lease at 512 Seventh Avenue in New York, N.Y. which expires in 2015. As a result of the facilities being vacated, certain assets were written off. All office space was vacated prior to accrual of this expense. As of December 31, 2002, $5.4 million of the total net charge of $8.6 million has been incurred for lease termination costs and asset write downs.

Of the pre-tax restructuring and other non-recurring expenses totaling approximately $8.6 million, $6.7 million represents non-cash charges at December 31, 2002. Approximately $1.9 million was spent in 2002 and the remaining $6.3 million is expected to be spent as follows: 2003 - $2.9 million and 2004 and beyond - $3.4 million.

Components of the company's restructuring plans and other non-recurring expenses, including the plans initiated in 2002, are shown in the following table.

($ in 000's)                            Balance at                                Amount             Balance at
                                     December 31, 2001        Charges            Incurred        December 31, 2002
                                    --------------------  ----------------- ------------------- ---------------------
Severance and other benefits        $                 -   $          3,150  $           (1,813) $              1,337
Lease terminations                                    -              4,956                 (41)                4,915
Asset write-downs                                     -                488                (488)                    -
                                    --------------------  ----------------- ------------------- ---------------------
Total                               $                 -   $          8,594  $           (2,342) $              6,252
                                    ====================  ================= =================== =====================

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

14.  PREFERRED STOCK

15% Series B Senior Preferred Stock-

The Company has authorized the issuance of up to 20,000,000 shares of preferred stock in one or more series as designed by the board of directors. In connection with the recapitalization described in Note 1, the Company issued 3,000,000 shares of 15% Series B Senior Preferred Stock, due in 2011 (the "Series B Preferred Stock") with a liquidation preference of $25.00 per share. The Series B Preferred Stock shall accrue dividends at a rate of 15% per annum, subject to adjustment under certain conditions.

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
                                               =========

The present value of the preferred stock is being accreted to maturity using the effective interest method. Accretion expense for the years ended December 31, 2000, 2001 and 2002 amounted to $908, $919 and $932, respectively.

Prior to December 31, 2004, or such earlier dividend date as the Company may elect, the Company will pay dividends in-kind. After December 31, 2004, dividends will be paid in cash. Accrued preferred stock dividends for the year ended December 31, 2001 and 2002, amounted to $14,044 and $16,274, respectively, and are payable in additional shares of preferred stock. The Company may redeem the preferred stock, including unpaid dividends, prior to November 17, 2002, or after November 17, 2004, subject to certain conditions.

18% Junior Participating Cumulative Convertible Preferred Stock-

The Company has designated 750,000 shares of its 20,000,000 shares authorized of preferred stock in the 18% Junior Participating Cumulative Convertible Preferred Stock series (the "Junior Preferred Stock") par value $0.01 per share. In connection with WRC's acquisition of ChildU, Inc. and its minority investment in ThinkBox, Inc. the Company issued 343,750 shares of 18% B Preferred Stock, due in 2011 with a liquidation preference of $40.00 per share which was based on an appraisal in the amount of $13,750 to finance in part the ChildU acquisition and the investment in ThinkBox. The Preferred Stock accrues dividends at a rate of 18% per annum, subject to adjustment under certain conditions. Accrued Junior Preferred stock dividends for the year ended December 31, 2001 and 2002 amounted to $1,663 and $2,968, respectively. The Junior Preferred Stock shall, with respect to dividend rights and rights on liquidation, dissolution and winding up, rank junior to the 15% Series Senior Preferred Stock due 2011 but rank senior to WRC's common stock, par value $0.01 per share. The shares of the Junior Preferred Stock are not redeemable.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

15.  COMMON STOCK SUBJECT TO REDEMPTION

In connection with the recapitalization of Weekly Reader in 1999 and merger with the Company, the Company sold 68,008 shares of common stock to certain executives at a price of $18.60 per share. During the year ended December 31, 2000, 9,408 of such shares were repurchased from two former executives for $175, and 5,376 shares were sold to a newly hired executive for $100. During 2001 and 2002, 538 and 11,559 shares, respectively, were repurchased from former executives for $10 and $463, respectively. Under certain conditions, the shareholders can require the Company to repurchase the shares.

16.  INCOME TAXES

At December 31, 2002, the Company had available net operating loss carryforwards
(NOLs) of approximately $169,872. No tax benefit has been reflected in the accompanying financial statements as the utilization of the operating loss carryforwards is not considered more likely than not. Accordingly, this amount has been fully offset by a valuation allowance.

The NOLs are scheduled to expire in the following years:

                                           NOL
                                       -----------
2009                                   $     4,995
2010                                        17,890
2011                                        11,267
2017                                        11,620
2018                                         2,944
2019                                        15,838
2020                                        54,042
2021                                        23,813
2022                                        27,463
                                       -----------
                                       $   169,872
                                       ===========

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income tax assets are as follows:

                                                                        2001                2002
                                                                      --------            ---------
Deferred tax assets
    Accrued liabilities                                               $  2,917            $   2,645
    Other                                                                1,756                5,247
                                                                      --------            ---------
          Total current deferred tax assets                              4,673                7,892

    Difference between book and tax
    basis of other intangibles                                          36,740               50,400
    Net operating loss carryforward                                     48,461               64,227
    Other                                                                  327                2,122
                                                                      --------            ---------
          Total non-current deferred tax assets                         85,528              116,749
                                                                      --------            ---------

          Total deferred tax assets                                   $ 90,201            $ 124,641
                                                                      ========            =========

Deferred tax liabilities-
    Difference between book and tax basis of indefinite lived         $ (8,700)           $ (10,700)
    intangibles
    Difference between book and tax basis of fixed assets                 (955)              (2,347)
                                                                      --------            ---------

          Total deferred tax liabilities                              $ (9,655)           $ (13,047)
                                                                      ========            =========

Net deferred tax assets                                                 80,546            $ 111,594

Less: Valuation allowance                                              (80,546)            (122,294)
                                                                      --------            ---------
Net                                                                   $      -            $ (10,700)
                                                                      ========            =========

In 2000, 2001 and 2002, the Company recorded income tax expense of $635, $658, and $280, respectively, related to a provision for current state and local taxes. In addition, in each of these years, the Company recorded a valuation allowance equal to the deferred tax benefit arising from the Company's net losses. Further, in 2002, the Company increased its valuation allowance in connection with the adoption of SFAS 142 and recorded non-cash deferred income tax expense of $10,700 as discussed below.

The Company's provision for income tax differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% primarily due to non-deductible amortization, state and local taxes and changes in valuation allowances.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)


At December 31, 2001 and 2002, the Company determined that the net deferred income tax asset would not likely be realized. Accordingly, this amount has been fully offset by a valuation allowance. To the extent the Company generates book taxable income in future years, the income tax provision will reflect the realization of such benefits, with the exception of benefits attributable to acquired deferred tax assets. The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

Historically, the Company did not need a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded non-cash deferred income tax expense of approximately $8,700 on January 1, 2002 related to the adoption of SFAS 142 and an additional $2,000 during the remainder of 2002.

17.  STOCKHOLDERS' EQUITY

Stock Options

During 1999, the Company granted options to purchase 301,724 (the "1999 Options") at $18.60 per share. The options vest as follows: 33%, in 1999, 33% in 2000 and 34% in 2001. As of December 31, 2002, no 1999 Options have been exercised since the 1999 Options were granted. In 2000, the Company adopted the WRC Media Inc. and Subsidiaries Year 2000 Stock Option Plan (the "Plan"). The purpose of the Plan is to encourage and enable the officers, employees, directors, consultants and other key persons of WRC Media Inc., and its Parents, Subsidiaries and Affiliates, upon whose judgment, initiative and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company.

The Plan is administered by the Board of Directors ("Board"), or by a committee of the Board, comprised of not less than two Directors.

The exercise price per share for the Stock covered by a Stock Option is determined by the Board at the time of grant but shall not be less than 100% of the Fair Market Value on the date of grant in the case of Incentive Stock Options. "Fair Market Value" of the Stock on any given date means the fair market value of the Stock determined in good faith by the Board. During 2000, the Company granted options to purchase 307,523 options at $18.60 per share of which 200,000 options were granted under the Plan and 107,523 were granted to an executive under his employment agreement. The options covered under the Plan vest evenly over four years from the date of grant. During 2001, there were 12,838 options at $18.60 per share and 2,500 options at $40.00 per share that were forfeited and 17,213 options at $40.00 per share, which were granted under the 2000 Plan. During 2002, there were 289,500 options at $40.00 per share granted and 33,925 options at $18.60 per share forfeited.

In 2001, in conjunction with the acquisition of ChildU, Inc. (see Note 1), the Company granted 37,500 options at $40.00 per share (the "2001 Options") to certain key employees of ChildU, Inc. The 2001 Options vest evenly over two years from the date of grant.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

The Company accounts for options issued to employees under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by the statement, the Company has chosen to continue to account for stock based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had the fair value method of accounting been applied to the Company's stock plan, which requires recognition of compensation cost using a pricing model, the net loss would have increased by $388, $753 and $1,346, respectively for the years ended December 31, 2000, 2001 and 2002.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.1%, 4.5% and 1.5% in 2000, 2001 and 2002; an expected dividend yield of zero percent for 2000, 2001 and 2002; and expected term of 5 years and 4 years with no expected volatility for 2000, 2001 and 2002, respectively.

A summary of the option plan is as follows:

                                             Year Ended           Year Ended          Year Ended
                                          December 31, 2000     December 31, 2001  December 31, 2002
                                       --------------------  --------------------  -----------------
                                                 Weighted              Weighted             Weighted
                                                  Average               Average              Average
                                                 Exercise              Exercise             Exercise
      Employee Stock Options            Shares     Price     Shares     Price     Shares     Price
-------------------------------------  --------  ---------  ---------  --------  ---------  --------
Outstanding, beginning of year          301,724  $   18.60    604,439  $  18.60    643,514  $  20.34
    Granted                             307,523      18.60     54,713     40.00    289,500     40.00
    Forfeited                            (4,808)     18.60    (15,638)    22.02    (33,925)    23.43
                                       --------             ---------            ---------
Outstanding, end of year                604,439      18.60    643,514     20.34    899,089     26.55
                                       ========             =========            =========

Options exercisable at year-end         298,778               438,595              620,062
                                       ========             =========            =========

Weighted-average fair value of
options granted during the period      $  18.60             $   40.00            $   40.00
                                       ========             =========            =========

The following table summarizes information about employee stock options outstanding at December 31, 2002:

                                   Options Outstanding                                  Options Exercisable
                          -------------------------------------                    -----------------------------------
                                Number        Weighted Average                          Number
                            Outstanding at        Remaining                         Exercisable at
Range of Exercise Prices  December 31, 2002   Contractual Life    Exercise Price   December 31, 2002   Exercise Price
------------------------  -----------------  ------------------  ----------------  -----------------  ----------------
   $18.60-$40.00                    899,089       1.5 years        $ 18.60-$40.00            620,062    $ 18.60-$40.00
========================  =================  ==================  ================  =================  ================

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)


18.  RELATED PARTY TRANSACTIONS

Management Agreements

In connection with the acquisition of Weekly Reader and Compass, the Company entered into management agreements with a significant shareholder. The significant provisions of these management agreements are as follows-

Prior to 2000, Compass and the shareholder amended the terms of Compass management agreement with the shareholder, which relieved Compass of its obligation to pay management fees to the shareholder. In accordance with Weekly Reader's management agreement, the shareholder provides to Weekly Reader management consulting and financial advisory services. As a result of Weekly Reader's management agreement and the amendment of Compass' management agreement, Compass and Weekly Reader will reimburse the shareholder for reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services and, beginning in the first quarter of 2001, must pay to the shareholder annual aggregate management fees for services to both Compass and Weekly Reader totaling $950, payable quarterly.

19.  RETIREMENT PLANS

Substantially all of the Company's employees are eligible to participate in a defined contribution plan of the Company as of January 1, 2000. Prior to 2000, all of Weekly Reader's employees were eligible to participate in a PRIMEDIA defined contribution plan. On January 1, 2000, all active employees of the Company enrolled in PRIMEDIA's defined contribution plan were eligible to be transferred to the Company's plan. The expense recognized by the Company for the Company's plan was $753, $1,211 and $1,352 for the years ended December 31, 2000, 2001 and 2002, respectively.

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

                                                                             2000        2001       2002
                                                                          ----------  ----------  ----------
       Change in benefit obligation-
          Projected benefit obligation at beginning of year               $    8,567  $   10,270  $   11,947
              Service cost                                                       544         809         742
              Interest cost                                                      671         755         819
              Actuarial loss                                                     872         544       1,332
              Benefits paid                                                     (384)       (431)       (461)
                                                                          ----------  ----------  ----------
                 Projected benefit obligation at end of year              $   10,270  $   11,947  $   14,379
                                                                          ==========  ==========  ==========

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

                                                                             2000        2001        2002
                                                                          ----------  ----------  ----------
       Change in plan assets-
          Fair value of plan assets at beginning of year                  $    8,585  $    8,218  $    7,903
              Actual return on plan assets                                       (80)       (687)     (1,284)
              Employer contribution                                               97         803       1,111
              Benefits paid                                                     (384)       (431)      (461)
                                                                          ----------  ----------  ----------
                 Fair value of plan assets at end of year                 $    8,218  $    7,903  $    7,269
                                                                          ==========  ==========  ==========

Funded status                                                             $   (2,052) $   (4,044) $   (7,110)
       Unrecognized actuarial loss                                               126       2,116       5,411
                                                                          ----------  ----------  ----------
                 Accrued pension cost                                     $   (1,926) $   (1,928) $   (1,699)
                                                                          ==========  ==========  ==========

       Components of net periodic pension expense
          Service cost                                                    $      544  $      809  $      742
          Interest cost                                                          671         755         819
          Expected return on plan assets                                        (763)       (759)       (749)
          Amortization of unrecognized net(gain)/loss                            (64)          -          70
                                                                          ----------  ----------  ----------
                 Net periodic pension expense                             $      388  $      805  $      882
                                                                          ==========  ==========  ==========

       Amounts recognized in statement of financial position-
          Prepaid benefit cost                                            $        -  $        -  $        -
          Accrued benefit liability                                           (1,926)     (2,244)     (5,056)
          Intangible asset                                                         -           -          -
          Accumulated other comprehensive income                                   -         316       3,357
                                                                          ----------  ----------  ----------
                                                                          $   (1,926) $   (1,928) $   (1,699)
                                                                          ==========  ==========  ==========

       Accumulated benefit obligation and fair value of assets-
          Accumulated benefit obligation                                  $   (8,566) $  (10,147) $  (12,325)
          Fair value of assets                                            $    8,218  $    7,903  $    7,269
       Weighted-average assumptions as of end of year
       Discount rate                                                              7.5%       7.0%       6.25%
       Expected return on plan assets                                             9.0%       9.0%        9.0%
       Rate of compensation increase                                             4.55%       4.5%        4.5%

A minimum pension liability adjustment is required when the actuarial present value of the accumulated plan benefits exceeds plan assets and accrued pension liability. In 2000, 2001 and 2002, a minimum liability adjustment of $9, $325 and $3,041 respectively, was recorded as a component of other comprehensive loss and reported in accumulated other comprehensive loss as a component of stockholders' equity.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

20.  COMMITMENTS AND CONTINGENCIES

Leases

The Company has operating leases for equipment, office and warehouse space that include remaining noncancelable minimum rental commitments as follows:

     Twelve Months
       Ending
     December 31,
     -------------
       2003                                                          $    7,103
       2004                                                               5,816
       2005                                                               5,387
       2006                                                               5,195
       2007                                                               4,562
       Thereafter                                                        13,373
       Total minimum lease payments                                  ----------
                                                                         41,436
       Total minimum noncancelable sublease rentals                        (150)
                                                                     ----------
                                                                     $   41,286
                                                                     ==========

Rent expense, net of sublease rentals, for all operating leases was approximately $4,341, $6,492 and $6,383 for the year ended December 31, 2000, 2001 and 2002, respectively.

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

21.  RABBI TRUST

In 1998, as part of its acquisition of American Guidance, a subsidiary of Weekly Reader, approximately $19,600 of the American Guidance purchase price was paid through contributions to several Rabbi Trusts to settle American Guidance's obligations due to employees under American Guidance's predecessor company stock option, employee stock ownership and deferred compensation plans. Payments to the beneficiaries of the Rabbi Trusts are taxable upon distribution from the Rabbi Trusts with Weekly Reader receiving a corresponding deduction for income tax purposes. The assets of the Rabbi Trusts predominantly consist of marketable mutual fund investments that are subject to claims of general creditors of Weekly Reader in the event of bankruptcy. Accordingly, the assets of the Rabbi Trusts and a related liability are presented in other current assets and accrued expenses and other current liabilities, respectively on the consolidated balance sheets. The balance of the asset and liability as of December 31, 2001 and 2002 was approximately $13,468 and $1,403, respectively. The asset and corresponding liability are

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

classified in other current assets and other current liabilities. The marketable securities in the Rabbi Trusts have been classified as trading securities and investment income (expense) of $24, ($432) and $156 has been offset with the related compensation expense for the same amount on the accompanying consolidated statements of operations for the years ended December 31, 2000, 2001 and 2002, respectively. Marketable securities in the Rabbi Trust have been recorded at fair value, based on quoted market prices, on the accompanying consolidated balance sheets.

22.  QUARTERLY DATA (Unaudited)

                                    Three Months Ended
                                    -----------------------------------------------------------------------------
                                         March 31            June 30         September 30         December 31            Year
                                    ------------------- ------------------ ------------------ ------------------- -----------------
2002
Revenues                                  $46,787            $43,939            $56,456             $62,776           $209,958
Gross profit                               33,413             31,158             41,081              45,295            150,947
Operating costs and expenses               30,995             27,509             28,651              44,047            131,202
Income / (loss) from operations             2,418              3,649             12,430               1,248             19,745
Net income / (loss)                      ($86,752)           ($5,309)            $4,561             ($7,944)          ($95,444)


2001
Revenues                                  $49,491            $51,403            $60,237             $70,338           $231,469
Gross profit                               35,272             36,849             43,683              49,983            165,787
Operating costs and expenses               45,142             42,718             46,191              44,681            178,732
Income / (loss) from operations            (9,870)            (5,869)            (2,508)              5,302            (12,945)
Net income / (loss)                      ($18,953)          ($14,824)          ($11,418)            ($3,310)          ($48,505)


23.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                              2000         2001         2002
                                                           -----------  -----------  -----------
    Cash paid during the period for interest               $    33,417  $    32,063  $    27,870
                                                           ===========  ===========  ===========
    Cash paid during the year for income taxes             $       635  $       730  $       280
                                                           ===========  ===========  ===========
    Preferred stock dividends accrued                      $    12,122  $    14,044  $    19,241
                                                           ===========  ===========  ===========
    Accretion of preferred stock                           $       907  $       919  $       932
                                                           ===========  ===========  ===========

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Weekly Reader Corporation.
New York, New York

We have audited the accompanying consolidated balance sheet of Weekly Reader Corporation and subsidiaries (the "Company") a 94.9% owned subsidiary of WRC Media Inc., as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of and for the years ended December 31, 2001 and 2000, prior to the addition of the transitional disclosures relating to the goodwill and intangible assets, as described in note 2 of the notes to the consolidated financial statement, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 21, 2002.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weekly Reader Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 of the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to statement of financial standards No. 142 as of January 1, 2002.

As disclosed above, the consolidated financial statements of Weekly Reader Corporation and subsidiaries as of December 31, 2000 and 2001, and for the years then ended were audited by other auditors who have ceased operations. As described in note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142 ("Goodwill and Other Intangible Assets") (SFAS No.
142), which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in note 2 of the notes to the consolidated financial statements relating to goodwill and intangible assets for 2000 and 2001 included (i) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to intangible assets and goodwill that are no longer being amortized, as a result of initially applying SFAS No. 142 to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss. In our opinion, the transitional disclosures for 2000 and 2001 in note 2 of the notes to the consolidated financial statements relating to goodwill and intangible assets are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 and 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 and 2001 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

New York, New York
March 7, 2003

Weekly Reader Corporation dismissed Arthur Andersen LLP on April 29, 2002, and subsequently engaged Deloitte & Touche LLP as its independent auditors. The predecessor auditors' report appearing below is a copy of Arthur Andersen LLP's previously issued opinion dated February 21, 2002. In fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). As discussed in the Intangible Assets and Goodwill note to the financial statements, the Company has presented transitional disclosures for 2000 and 2001 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these transitional disclosures. These disclosures are reported on by Deloitte & Touche LLP as stated in their report appearing on the previous page. Since Weekly Reader Corporation is unable to obtain a manually signed audit report, a copy of Arthur Andersen LLP's most recently signed and dated report has been included to satisfy filing requirements, as permitted under Rule 2-02(e) of Regulation S-X.

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

ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 21, 2002

WEEKLY READER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

                                                   December 31,
                                               2001          2002
                                           ------------   ------------
              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents              $      5,691   $      7,819
    Accounts receivable, net (Note 4)            24,818         22,881
    Inventories, net (Note 5)                    13,718         14,210
    Due from related party                        2,858          9,438
    Prepaid expenses                              2,702          2,957
    Other current assets (Note 6)                13,891          1,797
                                           ------------   ------------
                 Total current assets            63,678         59,102

PROPERTY AND EQUIPMENT, net (Note 7)              7,541          5,409

GOODWILL (Note 2)                               101,978         35,018

DEFERRED FINANCING COSTS, net (Note 2)              873            692

OTHER INTANGIBLE ASSETS, net (Note 8)            46,023         18,833

OTHER ASSETS AND INVESTMENTS                        737         25,033
                                           ------------   ------------
                 Total assets              $    220,830   $    144,087
                                           ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

                                                                                                December 31,
LIABILITIES AND SHAREHOLDERS' DEFICIT                                                        2001           2002
                                                                                         -------------  ------------
CURRENT LIABILITIES:
    Accounts payable                                                                     $     15,855   $     18,883
    Accrued expenses and other current liabilities (Note 9)                                    26,664         18,706
    Deferred revenues                                                                          18,398         20,369
    Current portion of long-term debt (Note 11)                                                 6,171          7,721
                                                                                         -------------  ------------
                 Total current liabilities                                                     67,088         65,679

DEFERRED TAX LIABILITY                                                                              -          2,000
LONG-TERM DEBT (Note 11)                                                                      273,544        266,219
                                                                                         -------------  ------------
TOTAL LIABILITIES                                                                             340,632        333,898
                                                                                         -------------  ------------

COMMITMENTS AND CONTINGENCIES (Note 16)

REDEEMABLE PREFERRED STOCK, PLUS ACCRUED DIVIDENDS (Liquidation preference of $75,000
   plus accrued dividends)                                                                     102,573       118,846
                                                                                         -------------  ------------

SHAREHOLDERS' DEFICIENCY:
    Common stock ($.01 par value, 20,000,000 shares authorized; 2,830,000 shares issued
      and outstanding)                                                                              28            28
    Additional paid-in capital                                                                   9,133         9,133
    Due from parent                                                                            (67,738)      (63,464)
    Accumulated comprehensive income                                                              (316)       (3,357)
    Accumulated deficit                                                                       (163,482)     (250,997)
                                                                                         -------------  ------------
                 Total shareholders' deficit                                                  (222,375)     (308,657)
                                                                                         -------------  ------------
                                                                                         $     220,830  $    144,087
                                                                                         =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

                                                                                 Years Ended December 31,
                                                                             2000          2001           2002
                                                                        ------------   ------------  ------------
 SALES, net                                                             $    154,819   $    162,165  $    156,498
 COST OF GOODS SOLD                                                           41,326         43,691        39,560
                                                                        ------------   ------------  ------------
                 Gross profit                                                113,493        118,474       116,938
                                                                        ------------   ------------  ------------

 COSTS AND EXPENSES:
    Sales and marketing                                                       27,060         29,255        28,345
    Distribution, circulation and fulfillment                                 13,019         14,350        14,614
    Editorial                                                                 10,519         10,558        10,847
    General and administrative                                                18,676         18,895        18,177
    Restructuring costs and other non-recurring expenses                           -              -         4,280
    Depreciation                                                               1,927          1,987         1,945
    Amortization of goodwill and intangible assets                            12,056         11,957         8,764
                                                                        ------------   ------------  ------------
                 Total operating costs and expenses                           83,257         87,002        86,972
                                                                        ------------   ------------  ------------
                 Income from operations                                       30,236         31,472        29,966

INTEREST EXPENSE, INCLUDING AMORTIZATION OF
  DEFERRED FINANCING COSTS                                                   (34,293)       (32,403)      (28,849)

OTHER INCOME, net                                                                231            166         1,765
                                                                        ------------   ------------  ------------
                 (Loss) income before income tax provision                    (3,826)          (765)        2,882

INCOME TAX PROVISION                                                             592            281         2,101
                                                                        ------------   ------------  ------------
                 Net (loss) income  before cumulative
                    effect of change in accounting principle                  (4,418)        (1,046)          781

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
                                                                                   -              -       (72,022)
                                                                        ------------   ------------  ------------
                 Net loss                                               $     (4,418)  $     (1,046) $    (71,241)
                                                                        ============   ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 2001 and 2002
(in thousands, except share data)

                                         Common Stock    Additional                   Other
                                        --------------    Paid-In      Due From    Comprehensive   Accumulated   Total Stockholders'
                                        Shares   Value     Capital      Parent      Income(Loss)     Deficit        Equity (Deficit)
                                        ------   -----     -------     ---------    ------------    ------------   ----------------
Balance, January 1, 2000                 2,830   $  28     $ 9,133     $ (68,684)   $          -    $  (131,852)   $       (191,375)
  Other comprehensive Income (loss):
     Net loss                                -       -           -             -               -         (4,418)
     Minimum Pension Liability               -       -           -             -               9              -
           Total comprehensive loss                                                                                          (4,409)
     Preferred stock dividends               -       -           -             -               -        (12,122)            (12,122)
     Change in due from parent               -       -           -          (699)              -              -                (699)
                                        ------   -----     -------     ---------    ------------    -----------    ----------------
Balance, December 31, 2000               2,830   $  28     $ 9,133     $ (69,383)   $          9    $  (148,392)   $       (208,605)
     Other comprehensive loss:
        Net loss                             -       -           -             -               -         (1,046)
        Minimum Pension Liability            -       -           -             -            (325)             -
           Total comprehensive loss                                                                                          (1,371)
     Preferred stock dividends               -       -           -             -               -        (14,044)            (14,044)
     Change in due from parent               -       -           -         1,645               -              -               1,645
                                        ------   -----     -------     ---------    ------------    -----------    ----------------
Balance, December 31, 2001               2,830   $  28     $ 9,133     $ (67,738)   $       (316)   $  (163,482)   $       (222,375)
  Other comprehensive loss:
     Net loss                                -       -           -             -               -        (71,241)
     Minimum Pension Liability               -       -           -             -          (3,041)             -
           Total comprehensive loss                                                                                         (74,282)
     Preferred stock dividends               -       -           -             -               -         16,274              16,274
     Change in due from parent               -       -           -         4,274               -              -               4,274
                                        ------   -----     -------     ---------    ------------    -----------    ----------------

Balance, December 31, 2002               2,830   $  28     $ 9,133     $ (63,464)   $     (3,357)   $  (250,997)   $       (308,657)
                                        ======   =====     =======     =========    ============    ===========    ================

The accompanying notes are an integral part of these consolidated financial statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                                   Year Ended December 31,
                                                                               2000           2001          2002
                                                                          ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $     (4,418)  $     (1,046)  $    (71,241)
    Adjustments to reconcile net loss to net cash used in operating activities-
       Cumulative effect of change in accounting                                     -              -         72,022
       Deferred income tax provision                                                 -              -          2,000
       Depreciation and amortization                                            13,983         13,944         10,709
       Loss on disposition of property and equipment                                 -            130            711
       Amortization of debt discount                                               338            345            396
       Amortization of deferred financing costs                                      -            120            181
       Other, net                                                                   11              -              -
    Changes in operating assets and liabilities-
       Decrease in accounts receivable                                             682          1,940          1,937
       (Increase) decrease in inventories                                         (172)           406           (492)
       (Increase) decrease in prepaid expenses and other assets                 (4,815)        (4,000)           907
       Increase (decrease) in accounts payable                                  (2,109)        (1,527)         3,028
       Increase (decrease) in deferred revenue                                   1,130         (1,721)         1,971
       Decrease in accrued liabilities                                          (6,682)        (3,259)       (11,001)
                                                                          ------------   ------------   ------------
                 Net cash provided by (used in) operating activities            (2,052)         5,332         11,128
                                                                          ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                          (1,417)        (3,848)        (1,102)
   Purchase of acquired business                                                     -         (7,543)             -
   Proceeds from disposition of property and equipment                               -              -            578
                                                                          ------------   ------------   ------------
                 Net cash used in investing activities                          (1,417)       (11,391)          (524)
                                                                          ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from term loans                                                          -         10,000              -
   (Increase) decrease due from parent                                            (690)           815          4,274
   (Increase) decrease due from related party                                   (4,132)         2,608         (6,580)
   Repayments of debt                                                           (2,938)        (4,587)        (6,170)
                                                                          ------------   ------------   ------------
                 Net cash provided by (used in) financing activities            (7,760)         8,836         (8,476)
                                                                          ------------   ------------   ------------
   Increase (decrease) in cash and cash equivalents                            (11,229)         2,777          2,128

CASH AND CASH EQUIVALENTS, beginning of period                                  14,143          2,914          5,691
                                                                          ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                                  $      2,914   $      5,691   $      7,819
                                                                          ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements .

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Weekly Reader Corporation ("the Company or WRC") is a 94.9% owned subsidiary of WRC MEDIA INC. ("the Parent"). On November 17, 1999, the Parent completed its recapitalization of the Company. The consolidated financial statements include the accounts of the Company and its subsidiaries, Lifetime Learning ("Lifetime Learning"), World Almanac Education Group Inc. ("WAE") and its subsidiaries, Funk & Wagnalls Yearbook Corporation and Gareth Stevens, Inc.("Gareth Stevens"), and American Guidance Service Inc. ("American Guidance") and its subsidiary, AGS International Sales, Inc. As a result of the recapitalization, the Parent owns 94.9% and PRIMEDIA Inc. ("PRIMEDIA") owns 5.1% of the common stock of the Company. Before November 17, 1999, the Company, WAE and American Guidance were wholly-owned subsidiaries of PRIMEDIA. On August 13, 1999, PRIMEDIA entered into a Redemption, Stock Purchase and Recapitalization Agreement (as amended as of October 26, 1999, the "Recapitalization Agreement") with the Parent. The terms of the Recapitalization Agreement required that all of the outstanding capital stock of WAE and American Guidance be contributed to the Company prior to the Parent's purchase of a majority interest in the Company for a purchase price of $395,000. The presentation of these financial statements reflects the capital contribution made by PRIMEDIA to the Company of all the WAE and American Guidance shares at their historical carrying values. In addition, on October 5, 1999, the authorized capital of the Company was amended to consist of 20,000,000 shares of common stock, par value $.01/share, and the Company declared a 10,000-for-one stock split effective on October 5, 1999. This amendment was retroactively reflected on the accompanying financial statements. In connection with the Recapitalization, the Parent issued 3,000,000 shares of 15% Series B Preferred Stock, due 2011 with a liquidation preference of $25.00 per share, with preferred stock warrants, which entitled the preferred shareholders to acquire 422,874 shares of the Company's voting common stock. The assets and liabilities of the Company have not been revalued as a result of the Recapitalization.

On May 9, 2001, American Guidance acquired through a subsidiary all of the operating assets of Lindy Enterprises, Inc. The transaction was accounted for as an asset purchase. Lindy Enterprises develops curriculum-based skills assessment and test preparation products that correlate to national and state curriculum.

Weekly Reader Corporation is a publisher of classroom periodicals and skills books serving the Pre-Kindergarten through twelfth grade ("Pre K-12") market. The Company's subsidiary, Lifetime Learning, creates and distributes sponsored instructional materials primarily for use in the Pre K-12 market. WAE is a publisher and distributor of reference and informational materials targeted to kindergarten through twelfth grade ("K-12") students, as well as other general reference and informational materials. American Guidance is a publisher of individually administered testing products primarily for K-12 students and supplemental instructional materials primarily for low-performing students in middle and secondary schools. Substantially all of the Company's sales are in the United States.

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

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, SFAS No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling of interest method. The adoption of SFAS No. 141 did not have a material effect on WRC's results of operations or financial position. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment as well. Goodwill recognized on or before June 30, 2001 has been assigned to various reporting units and has been tested for impairment during the six-months ending June 30, 2002, the period in which SFAS No. 142 is initially applied in its entirety. On January 1, 2002, WRC adopted SFAS No. 142 for its goodwill and identifiable intangible assets. Upon adoption, WRC ceased the amortization of goodwill and other indefinite lived intangible assets, which consist of trademarks. As required by this statement, WRC reviewed its indefinite lived intangibles (trademarks) for impairment as of January 1, 2002. The effect on the results of operations for the comparative period ended December 31, 2001 and 2000 had WRC adopted this accounting change on January 1, 2000 would have resulted in reducing WRC's amortization expense and pre-tax losses approximately $3,364 for each of the years ended December 31, 2000 and 2001.

WRC completed the transitional impairment tests on its goodwill and indefinite-lived intangibles during the second quarter ended June 30, 2002. The previous method for determining impairment prescribed by SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," utilized an undiscounted cash flow approach for the impairment assessment, while SFAS No. 142 utilizes a fair value approach. WRC has three reporting units with goodwill. Goodwill was tested for impairment at the reporting unit level. The Company's measurement of fair value was based on an evaluation of future discounted cash flows based on its 5 year operating plan for the period 2003-2007. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow evaluation considered several earnings scenarios and the likelihood of possible outcomes. Collectively, this evaluation was management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that corresponds to the Company's weighted-average cost of capital. This discount rate range assumed was consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the WRC's reporting units. Certain other key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including pre-publication costs, are based on reasonable estimates related to the Company's strategic initiatives and current market conditions. Such assumptions also are consistent with those utilized in the Company's annual planning process. As a result, WRC recorded a transitional goodwill and indefinite lived intangible asset impairment charge of $72,022 at its subsidiary, American Guidance Service, Inc. This charge is reported as cumulative effect of accounting change, as of January 1, 2002, in the Condensed Consolidated Statement of

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)


Operations intangible asset impairment charge of $72,022 at its subsidiary, American Guidance Service, Inc. This charge is reported as cumulative effect of accounting change, as of January 1, 2002, in the Condensed Consolidated Statement of Operations. WRC is required to perform impairment tests on an annual basis, or between yearly tests under certain circumstances for goodwill and indefinite lived intangibles. There can be no assurance that future impairment tests will not result in a charge to earnings.

                                                                        Impairment
                                               December 31, 2001        Adjustment         December 31, 2002
(in thousands)
-------------------------------------------    ------------------    ------------------    ------------------
Goodwill                                       $          101,978    $          (66,960)   $           35,018
Long Lived Assets - Trademarks                             15,018                (5,062)                9,956
                                               ------------------    ------------------    ------------------
                                               $          116,996    $          (72,022)   $           44,974
                                               ==================    ==================    ==================

WRC also recorded non-cash deferred income tax expense of approximately $1,360 on January 1, 2002 and $640 during the twelve months ended December 31, 2002, related to the adoption of SFAS 142. The non-cash charge of $1,360 on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with WRC's net operating losses. Historically, WRC did not need a valuation allowance for the portion of their net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by WRC's net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, WRC will continue to amortize these assets for tax purposes. As a result, WRC will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of WRC's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, WRC also recorded an additional $640 to increase the valuation allowance for the twelve months ended December 31, 2002.

The following information represents pro forma net income assuming the adoption of SFAS 142 on January 1, 2000:

                                                                     For the Years Ended
                                                    ----------------------------------------------------
                                                     December 31,         December 31,      December 31,
(in thousands)                                           2000                 2001              2002
--------------------------------------------------- ----------------    ---------------   --------------
Reported Net Income (loss)                          $         (4,418)   $        (1,046)  $      (71,241)
Addback:
    Goodwill Amortization                                      2,904              2,904                -
    Amortization of Trademarks                                   460                460                -
    Cumulative effect of a change in accounting
    principle                                                      -                  -           72,022
    Deferred provision for income taxes                                               -            2,000
                                                    ----------------    ---------------   --------------
                                                    $         (1,054)   $         2,318   $        2,781
                                                    ================    ===============   ==============

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

WRC adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues," (SFAS No. 133, as amended) as of January 1, 2001. WRC has $152 million of callable senior subordinated notes outstanding. These notes pay a fixed coupon of 12.75% and mature on November 15, 2009. The prolonged Fed easing campaign of 2001-2002 has brought short-term rates down to 40-year lows, greatly increasing the opportunity cost of the notes. In order to immediately reduce funding costs, WRC moved down the yield curve by swapping a portion of the fixed rate 12.75% Notes to floating rate starting May 2002. During December 2002, WRC unwound the interest rate swaps. An interest rate cap on 50% of WRC's senior secured term loans is required by the senior credit facility. For the year ended December 31 2002, WRC recorded a realized gain of $1.7 million on the unwinding of the interest rate swap. This gain is reflected in Other, net in the consolidated statement of operations. On November 15, 2002, the Company entered into a one year interest rate cap agreement with a notional of $64.8 million, which caps the LIBOR based rate, as defined, on those loans at 2.5% The interest rate cap agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. The fair value of the interest rate cap at December 31, 2002 is de-minimus.

In August 2001, FASB issued FAS 144 which superseded FAS 121. FAS 144 also superseded the accounting and reporting provisions of APB 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relating to the disposal of a segment of a business. FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30 and, therefore, two accounting models existed for long-lived assets to be disposed of. FAS 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale. The Company adopted FAS 144 on January 1, 2002, and it did not have a material effect on its Consolidated Financial Statements.

In November 2002, the FASB approved FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements for SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Specifically, FIN 45 requires a guarantor to recognize a liability for the non-contingent component of certain guarantees, representing the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year-end. However, the disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's results of operations or financial position.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

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

Deferred Financing Fees

Deferred financing fees are related to direct costs paid by the Company in connection with the financing of the Lindy acquisition (see Note 1 above). These costs are deferred and are being amortized on a straight-line basis over the term of the related debt. Amortization expense charged to operations for the years ended December 31, 2000, 2001 and 2002 was $0, $120 and $181,
respectively.

Revenue Recognition

Subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription. Sales of books, tests and other items are generally recognized as revenue upon shipment, net of an allowance for returns. Advertising revenues are recognized as income on the issue date, net of provisions for rebates, adjustments and discounts.

In November 2002, the EITF reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables." The issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF 00-21 also supersedes certain guidance set forth in Staff Accounting Bulletin Number 101 (SAB 101), "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The adoption of EITF 00-21 is not expected to have a material impact on the Company's consolidated financial statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

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

Comprehensive Loss

SFAS No. 130 "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The components of other comprehensive loss consist of pension liability adjustments.

Expense Recognition and Direct-Response Advertising Costs

Marketing, selling, distribution, editorial, and other general and administrative expenses are generally expensed as incurred. Certain editorial costs relating to the American Guidance product lines are deferred and amortized using both straight-line and accelerated methods over a period of up to ten years. Capitalized editorial costs are recorded as prepublication costs. As of December 31, 2001 and 2002, other assets and investments on the accompanying balance sheets, include prepublication costs, net of amortization of $5,496 and $9,046, of $13,821 and $20,003, respectively. Amortization of prepublication costs, which is included in depreciation and amortization on the accompanying consolidated statements of operations, was $1,805, $2,663 and $3,550 for the years ended December 31, 2000, 2001 and 2002, respectively.

Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogs and subscription promotions. These direct-response advertising costs are capitalized and amortized over the estimated period of future benefit using a ratio of current period revenues to total current and estimated future period revenues. The amortization periods range from ten months to thirty months subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and selling expenses on the accompanying consolidated statements of operations. As of December 31, 2001 and 2002, other assets and investments on the accompanying balance sheet, includes direct-response advertising costs of $3,093 and $4,319, respectively.

Goodwill

See Recent Accounting Pronouncements.

Concentration of Credit Risk

The Company's customers include schools and other institutions. Accounts receivable are generally unsecured and a provision for estimated doubtful accounts is provided. There are no concentrations of business transacted with a particular customer or supplier, nor concentrations of revenue from a particular service or geographic area.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Income Taxes

The Company and its subsidiaries file their Federal income taxes as members of the Parent's consolidated return and file their state and local income taxes on either a separate basis or a combined basis in various jurisdictions. Income taxes are presented in accordance with SFAS No. 109, "Accounting for Income Taxes", using the asset and liability approach. Deferred taxes reflect the tax consequences in future years of differences between the financial reporting and tax bases of assets and liabilities (see Note 10).

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

The carrying values of the Company's Senior Bank Credit Facilities are assumed to approximate the market value due to the variable interest rates on these instruments. The estimated fair values of other financial instruments as of December 31, 2002 are as follows:

                                     Carrying Amount   Face Value
                                     ----------------  ----------
12 3/4% Senior Subordinated Notes   $        147,273  $ 152,000

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

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

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
                                         ==========

The following unaudited pro forma information presents the results of operations of the Company for the year ended December 31, 2001, as if the acquisition of Lindy had taken place on January 1, 2001:

                                             2001
                                        ----------------
       Sales, net                       $        163,521
                                        ================
       Operating income                 $         30,294
                                        ================
       Net loss                         $         (2,229)
                                        ================

4.   ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following-

                                                         December 31,
                                                      2001          2002
                                                  ------------  ------------
       Accounts receivable                        $     29,201  $     27,353
       Less-
          Allowance for doubtful accounts                1,543         1,389
          Allowance for returns and rebates              2,840         3,083
                                                  ------------  ------------
                                                  $     24,818  $     22,881
                                                  ============  ============

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

5.   INVENTORIES, NET

Inventories consist of the following-

                                                            December 31,
                                                         2001          2002
                                                     ------------  ------------
     Finished goods                                  $     15,976  $     17,186
     Raw materials                                            515            96
     Less- allowance for obsolescence                       2,773         3,072
                                                     ------------  ------------
                                                     $     13,718  $     14,210
                                                     ============  ============

6.   OTHER CURRENT ASSETS

Other current assets consist of the following-

                                                            December 31,
                                                         2001          2002
                                                     ------------  ------------
     Rabbi Trust                                     $    13,468   $      1,403
     Promotional costs                                       363            342
     Rent due from landlord                                   38              -
     Other receivables                                        22             52
                                                     ------------  ------------
                                                     $    13,891   $      1,797
                                                     ============  ============

7.   PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following-

                                                        Range of
                                                         Lives           December 31,
                                                        (Years)        2001         2002
                                                     ------------  ------------   ---------
     Machinery, equipment and other                      3-10      $      9,301   $   7,523
     Furniture and fixtures                              5-10             3,434       3,666
     Leasehold improvements                              3-15             3,049       2,369
     Buildings and improvements                            32               634       2,209
                                                                   ------------   ---------
                                                                         16,418      15,767
     Less- accumulated depreciation and amortization                     (8,877)    (10,358)
                                                                   ------------   ---------
                                                                   $      7,541   $   5,409
                                                                   ============   =========

Depreciation expense was $1,927, $1,987 and $1,945 for the years ended December 31, 2000, 2001 and 2002, respectively.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

8.   OTHER INTANGIBLE ASSETS, net

                                          ------------------------------------   --------------------------------------------------
                                                December 31, 2001                            December 31, 2002
                                          ------------------------------------   --------------------------------------------------
                            Useful                     Accumulated                                  Accumulated
                             Lives          Gross      Amortization      Net         Gross          Amortization           Net
                            ------        --------   --------------   --------   --------------   -----------------   -------------
Customer Lists              7-9 yrs       $ 36,748       $(33,070)    $  3,678      $ 36,748         $(34,001)         $  2,747
Copyrights                  8 yrs           17,520        (12,527)       4,993        17,520          (14,666)            2,854
Product Titles              7 yrs           22,400        (17,117)       5,283        22,400          (19,181)            3,219
Non-compete agreements      2 yrs           17,098        (17,098)        --          17,098          (17,098)             --
Databases                   4-10 yrs         5,812         (5,723)          89         5,812           (5,803)                9
Other                       2-5 yrs            264           (215)          49           264             (216)               48
                                          --------       --------     --------      --------         --------          --------
      Total:                              $ 99,842       $(85,750)    $ 14,092      $ 99,842         $(90,965)         $  8,877
                                          ========       ========     ========      ========         ========          ========

For intangible assets other than goodwill not subject to amortization, the total carrying amount for the years ended December 31, 2001 and 2002 was $15,018 and $9,956, respectively.

The amortization expense for the years ended December 31, 2001 and 2002 was $6,389 and $5,214, respectively, and is included in amortization of goodwill and intangible assets on the consolidated statement of operations. Amortization expense for intangible assets subject to amortization for the next five years is expected to be as follows:

           Estimated Amortization Expense
          For the years ended December 31,
       ----------------------------------------

       2003..................        $3,897
       2004..................         2,087
       2005..................           646
       2006..................           104
       2007..................            13

9.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                           December 31,
                                                         2001           2002
                                                     ------------   ------------
       Rabbi Trust (see Note 15)                     $     13,468   $   1,403
       Payroll and related employee benefits                5,627       4,818
       Acquisition costs (see Note 12)                      1,434         157
       Pension liability (see Note 14)                      2,295       5,056
       Accrued restructuring costs                              -       2,770
       Royalties                                            1,236       1,397
       Accrued interest                                     1,616       1,447
       Other                                                  988       1,658
                                                     ------------   ---------
                                                     $     26,664   $  18,706
                                                     ============   =========

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

10.  INCOME TAXES

At December 31, 2002, the Company had available net operating loss carryforwards
(NOLs) of approximately $76,473. No tax benefit has been reflected in the accompanying financial statements as the utilization of the operating loss carryforwards is not considered more likely than not. Accordingly, this amount has been fully offset by a valuation allowance.

The NOLs are scheduled to expire in the following years:

                                             NOL
                                       ------------
2019                                   $     2,236
2020                                        39,955
2021                                        17,552
2022                                        16,730
                                       -----------
                                       $    76,473
                                       ===========

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income tax assets include the Company's net operating loss carryforwards and adjusted tax basis in excess of the historical net book value of intangible assets.

The Company's provision for income tax differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% primarily due to non-deductible amortization, state and local taxes and changes in valuation allowances.

In 2000, 2001 and 2002, the Company recorded income tax expense of $ $-0-, $281, $101, respectively, related to a provision for current state and local taxes. In addition, in each of these years, the Company recorded a valuation allowance equal to the deferred tax benefit arising from the Company's net losses. Further, in 2002, the Company increased its valuation allowance in connection with the adoption of SFAS 142 and recorded non-cash deferred income tax expense of $2,000 as discussed below.

At December 31, 2001 and 2002, the Company determined that the net deferred income tax asset would not likely be realized. Accordingly, this amount has been fully offset by a valuation allowance. To the extent the Company generates book taxable income in future years, the income tax provision will reflect the realization of such benefits.

Historically, the Company did not need a valuation allowance for the portion of the net operating losses equal to the amount of tax-deductible goodwill and trademark amortization expected to occur during the carryforward period of the net operating losses based on the timing of the reversal of these taxable temporary differences. As a result of the adoption of SFAS 142, the reversal will not occur during the carryforward period of the net operating losses. Therefore, the Company recorded deferred income tax expense of approximately $1,360 on January 1, 2002 and $640 during the remainder of 2002.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

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

At December 31, long-term debt consisted of the following:

                               As of December 31, 2001                           As of December 31, 2002
                   ------------------------------------------------  -------------------------------------------------
Debt                Face         Unamortized   Principal      Book         Face    Unamortized   Principal   Book
Instrument          Value          Discount     Payments      Value        Value    Discount     Payments    Value
----------------   ---------   -------------   ---------   ---------   ---------  ------------  ---------- -----------
Senior Bank-Term
A (b)              $  28,675   $           -   $   3,487   $  25,188   $  25,188  $          -  $    5,038 $    20,150
Senior Bank-Term
B (b)                 98,750               -       1,000      97,750      97,750             -       1,000      96,750
Senior Bank-New
Term A (b)            10,000               -         100       9,900       9,900             -         133       9,767
Revolving Credit
(b)                        -               -           -           -           -             -           -           -
Senior
Subordinated
Notes (a)            152,000           5,123           -     146,877     152,000         4,727           -     147,273
                   ---------   -------------   ---------   ---------   ---------  ------------  ---------- -----------
Total debt           289,425           5,123       4,587     279,715     284,838         4,727       6,171     273,940
Less-  current
portion                6,171               -           -       6,171       7,721             -           -       7,721
                   ---------   -------------   ---------   ---------   ---------  ------------  ---------- -----------
Long-term debt     $ 283,254   $       5,123   $   4,587   $ 273,544   $ 277,117  $      4,727  $    6,171 $   266,219
                   =========   =============   =========   =========   =========  ============  ========== ===========

(a) In connection with the recapitalization of the Company in 1999, the Company, CompassLearning, Inc. and the parent were all co-issuers of 152,000 units consisting of $152,000 in aggregate principal amount of 12 3/4% Senior Subordinated Notes (the Notes) due 2009 and 205,656 shares of common stock. Interest on the Notes is payable semi-annually, on May 15 and November 15. For the year ending December 31, 2002 $19,380 of interest was paid on the Notes.

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

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

         The Notes are unconditionally guaranteed by the subsidiaries of the Company.

(b) The Senior Bank Credit Facilities are comprised of the $30,000 revolving credit facility maturing in 2005, the $31,000 term loan A facility maturing in 2005, the $100,000 term loan B facility maturing in 2006 and the $10,000 new term loan A facility maturing in 2006. During 2000, the Company applied for and received an annually renewable stand-by letter of credit in the amount of $2,000 in connection with a real estate lease entered into by the Parent. While this letter of credit is in effect, the Company's available borrowing under the revolving credit facility is reduced by $2,000. As of December 31, 2002 there had been no drawings against this letter of credit. As of December 31, 2002 and 2001, the revolving credit facility balance was $0 . The term loan A facility, the term loan B facility and the new term loan A facility amortize in quarterly installments.

         Loans under the senior bank credit facilities bear interest at a rate per annum equal to:

         1. For the revolving credit facility and the term loan A facility, the LIBO rate as defined in the credit agreement, plus 3.375% or the alternate base rate as defined in the credit agreement, plus 2.375% (subject to performance-based step downs). As of December 31, 2002 and 2001, term loan A loans outstanding had interest rates that ranged from 4.99% to 5.15% and from 5.285% to 5.82%, respectively..

         2. For the term loan B facility and the new term loan A facility, the LIBO rate plus 4.00% or the alternate base rate plus 3.00%. As of December 31, 2002, term loan B loans outstanding had interest rates that ranged from 5.40% to 5.84%. As of December 31, 2002 and 2001, the new term loan A loans outstanding has interest rates that ranged from 5.40% to 5.83% and from 5.91% to 6.37%, respectively.

                  In addition to paying interest on outstanding loans under the senior bank credit facilities, the Company is required to pay a commitment fee to the lenders associated with the revolving credit facility in respect of the unused commitments there under at a rate of 0.5% per annum (subject to performance-based step downs). Commitment fees paid for unused revolver for the year ended December 31, 2002 and 2001 was approximately $97 and $92, respectively.

                  The senior bank credit facilities are subject to mandatory prepayment with:

                  - the proceeds of the incurrence of certain indebtedness

                  - the proceeds of certain asset sales or other dispositions

                  -        the proceeds of issuances of certain equity offerings

                  - annually beginning in 2000, 50% of the Company's excess cash flow (as defined in the credit agreement) from the prior year.

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

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Maturities of long-term debt are as follows-

       2003                                                       $      7,721
       2004                                                              8,496
       2005                                                             27,730
       2006                                                             82,720
       2007                                                                  -
       Thereafter *                                                    152,000
                                                                  --------------
       Total                                                      $    278,667
                                                                  ==============

* Includes unamortized debt discount of $4,727.

12.  RESTRUCTURING AND OTHER NON-RECURRING EXPENSES

In January 2002, the Company's board of directors approved a restructuring plan (the "2002 Plan of Restructuring") and accordingly, the Company incurred charges for restructuring, asset write-downs and other exit costs totaling approximately $4.3 million.

The 2002 Plan of Restructuring included integration and cost reduction initiatives comprised of closure of facilities and reduction in work force.

Pursuant to the 2002 Plan of Restructuring, 51 positions were eliminated throughout the Weekly Reader Corporation. Severance and other benefit costs of approximately $1.6 million relate to the reduction of these employees from the workforce. This workforce reduction involved each of the three operating units of Weekly Reader Corporation. Most of the workforce reductions represented administrative and back office related employees. Approximately $1.0 million in severance and other benefit costs relating to the 2002 Plan of Restructuring were paid as of December 31, 2002. The workforce reductions were completed by December 31, 2002

Lease termination costs include future obligations under long-term non-cancelable lease agreements at facilities that were vacated following workforce reductions. The majority of these costs consisted of the estimated lease costs, net of probable sublease income, associated with a portion of the company's WAEG office lease at 512 Seventh Avenue in New York, N.Y. which expires in 2015. As a result of the facilities being vacated, certain assets were written off. As of December 31, 2002, $2.7 million of the total net charge of $4.3 million has been incurred for lease termination costs and asset write downs.

Of the pre-tax restructuring and other non-recurring expenses totaling approximately $4.3 million, $3.3 million represents non-cash charges at December 31, 2002. Approximately $1.0 million was spent in 2002 and the remaining $2.8 million is expected to be spent as follows: 2003 - $1.1 million and 2004 and beyond - $1.7 million.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Components of the company's restructuring plans and other non-recurring expenses, including the plans initiated in 2002, are shown in the following table:

$ in 000's)                            Balance at                                Amount             Balance at
                                     December 31, 2001        Charges            Incurred        December 31, 2002
                                    --------------------  ----------------- ------------------- ---------------------
Severance and other benefits        $                 -   $          1,630  $             (981) $               649
Lease terminations                                    -              2,162                 (41)                2,121
Asset write-downs                                     -                488                (488)                    -
                                    --------------------  ----------------- ------------------- ---------------------
Total                               $                 -   $          4,280  $           (1,510) $              2,770
                                    ====================  ================= =================== =====================


13.  STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock in series and to designate accordingly the dividend, voting, conversion, redemption and liquidations rights for each series. In connection with the Re-capitalization described in Note 1, The Company issued to its parent 3,000,000 shares of 15% Preferred Stock is due in 2011. The Preferred stock has an aggregate liquidation preference of $25.00 per share. The Parent holds all of the 3,000,000 shares of preferred stock outstanding and is entitled to receive dividends at 15% per annum, subject to adjustment under certain conditions. During the years ended December 31, 2000, 2001 and 2002, accrued preferred stock dividends amounted to $12,122, $14,044 and $16,274, respectively, and are payable in additional shares of preferred stock. The Company may redeem the preferred stock, including unpaid dividends, prior to November 17, 2002 or after November 17, 2004, subject to certain conditions.

14.  RETIREMENT PLANS

Substantially all of the Company's employees are eligible to participate in a defined contribution plan of the Parent as of January 1, 2000. Prior to 2000, all of the Company's employees were eligible to participate in PRIMEDIA's defined contribution plan. On January 1, 2000, all employees enrolled in PRIMEDIA's defined contribution plan were transferred to the Parent's plan. The expense recognized by the Company for the plans during the years ended December 31, 2000, 2001 and 2002, was $753, $863 and $977, respectively.

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

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The following tables set forth the American Guidance Plan's funded status as of December 31, 2000, 2001 and 2002, and the amounts recognized in the Company's consolidated statements of operations and accumulated deficit from the acquisition date through December 31, 2000, 2001 and 2002:

                                                                                   2000                2001             2002
                                                                                ----------          ----------       ----------
       Change in benefit obligation-
          Projected benefit obligation at beginning of year                     $    8,567          $   10,270       $   11,947
              Service cost                                                             544                 809              742
              Interest cost                                                            671                 755              819
              Actuarial loss                                                           872                 544            1,332
              Benefits paid                                                           (384)               (431)            (461)
                                                                                ----------          ----------       ----------
                 Projected benefit obligation at end of year                    $   10,270          $   11,947       $   14,379
                                                                                ==========          ==========       ==========
       Change in plan assets-
          Fair value of plan assets at beginning of year                        $    8,585          $    8,218       $    7,903
              Actual return on plan assets                                             (80)               (687)          (1,284)
              Employer contribution                                                     97                 803            1,111
              Benefits paid                                                           (384)               (431)            (461)
                                                                                ----------          ----------       ----------
                 Fair value of plan assets at end of year                       $    8,218          $    7,903       $    7,269
                                                                                ==========          ==========       ==========
Funded status                                                                   $   (2,052)         $   (4,044)      $   (7,110)
       Unrecognized actuarial loss                                                     126               2,116            5,411
                                                                                ----------          ----------       ----------
                 Accrued pension cost                                           $   (1,926)         $   (1,928)      $   (1,699)
                                                                                ==========          ==========       ==========

       Components of net periodic pension expense
          Service cost                                                          $      544          $      809       $      742
          Interest cost                                                                671                 755              819
          Expected return on plan assets                                              (763)               (759)            (749)
          Amortization of unrecognized net(gain)/loss                                  (64)                  -               70
                                                                                ----------          ----------       ----------
                 Net periodic pension expense                                   $      388          $      805       $      882
                                                                                ==========          ==========       ==========

       Amounts recognized in statement of financial position-
          Prepaid benefit cost                                                  $        -          $        -       $        -
          Accrued benefit liability                                                 (1,926)             (2,244)          (5,056)
          Intangible asset                                                               -                   -                -
          Accumulated other comprehensive income                                         -                 316            3,357
                                                                                ----------          ----------       ----------
                                                                                $   (1,926)         $   (1,928)      $   (1,699)
                                                                                ==========          ==========       ==========

       Accumulated benefit obligation and fair value of assets-
          Accumulated benefit obligation                                        $   (8,566)         $  (10,147)      $  (12,325)
          Fair value of assets                                                  $    8,218          $    7,903       $    7,269

       Weighted-average assumptions as of end of year
       Discount rate                                                                  7.5%                7.0%            6.25%
       Expected return on plan assets                                                 9.0%                9.0%             9.0%
       Rate of compensation increase                                                 4.55%                4.5%             4.5%

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

A minimum pension liability adjustment is required when the actuarial present value of the accumulated plan benefits exceeds plan assets and accrued pension liability. In 2000, 2001 and 2002, a minimum liability adjustment of $9, $325 and $3,041 respectively, was recorded as a component of other comprehensive loss and reported in accumulated other comprehensive loss as a component of stockholders' equity.

15.  RABBI TRUST

In 1998, as part of its acquisition of American Guidance, a subsidiary of Weekly Reader, approximately $19,600 of the American Guidance purchase price was paid through contributions to several Rabbi Trusts to settle American Guidance's obligations due to employees under American Guidance's predecessor company stock option, employee stock ownership and deferred compensation plans. Payments to the beneficiaries of the Rabbi Trusts are taxable upon distribution from the Rabbi Trusts with Weekly Reader receiving a corresponding deduction for income tax purposes. The assets of the Rabbi Trusts predominantly consist of marketable mutual fund investments that are subject to claims of general creditors of Weekly Reader in the event of bankruptcy. Accordingly, the assets of the Rabbi Trusts and a related liability are presented in other current assets and accrued expenses and other current liabilities, respectively on the consolidated balance sheets. The balance of the asset and liability as of December 31, 2001 and 2002 was approximately $13,468 and $1,403, respectively. The asset and corresponding liability are classified in other current assets and other current liabilities. The marketable securities in the Rabbi Trusts have been classified as trading securities and investment income (expense) of $24, ($432), and $156 has been offset with the related compensation expense for the same amount on the accompanying consolidated statements of operations for the years ended December 31, 2000, 2001 and 2002, respectively. Marketable securities in the Rabbi Trust have been recorded at fair value, based on quoted market prices, on the accompanying consolidated balance sheets.

16.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company has operating leases for office, warehouse space and equipment that include original or remaining non-cancelable minimum rental contracts as follows:

       Years Ending December 31,
       -------------------------
       2003                                                      $     3,700
       2004                                                            3,700
       2005                                                            3,319
       2006                                                            3,089
       2007                                                            2,388
       Thereafter                                                     12,455
       Total minimum lease payments                              -----------
                                                                 $    28,651
                                                                 ===========

Total rent expense under operating leases was $2,383, $3,204 and $3,337 for the years ended December 31, 2000, 2001 and 2002, respectively.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Contingencies

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the consolidated financial statements of the Company.

17.  QUARTERLY DATA (Unaudited)

                                                               Three Months Ended
                                            -------------------------------------------------------
                                               March 31       June 30    September 30  December 31       Year
                                            --------------- ----------- ------------- -------------   -----------
2002
Revenues                                     $  34,008       $  30,724     $  44,672      $  47,094    $ 156,498
Gross profit                                    25,628          22,073        34,211         35,026      116,938
Operating costs and expenses                    19,708          17,846        19,837         29,581       86,972
Income / (loss) from operations                  5,920           4,227        14,374          5,445       29,966
Net income / (loss)                          ($ 74,796)      ($  2,969)    $   8,311      ($  1,787)   ($ 71,241)


2001
Revenues                                     $  35,582       $  30,709     $  45,676      $  50,198    $ 162,165
Gross profit                                    26,524          21,721        34,205         36,024      118,474
Operating costs and expenses                    21,579          18,543        22,760         24,120       87,002
Income / (loss) from operations                  4,945           3,178        11,445         11,904       31,472
Net income / (loss)                          ($  3,415)      ($  5,169)    $   3,120      $   4,418    ($  1,046)

18.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                               2000           2001          2002
                                                                          ------------   ------------   ------------
   Cash paid during the period for interest                               $     33,417   $     32,063   $     27,870
                                                                          ============   ============   ============
   Cash paid during the period for income taxes                           $        592   $        352   $        203
                                                                          ============   ============   ============
   Preferred stock dividends accrued                                      $     12,122   $     14,044   $     16,274
                                                                          ============   ============   ============

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

NAME                                       AGE                                 POSITION
----                                       ---                                 --------
Timothy C. Collins..................       46     Director, WRC Media, Weekly Reader and CompassLearning
D. Ronald Daniel....................       73     Non-Executive Chairman, WRC Media, Weekly Reader and
                                                  CompassLearning
Ralph D. Caulo......................       64     Non-Executive Vice-Chairman, WRC  Media, and Group President,
                                                  Assessment, Curriculum and Educational Technology Group
Charles L. Laurey...................       32     Director, WRC Media, Weekly Reader and CompassLearning; and
                                                  Secretary, WRC Media, Weekly Reader and CompassLearning
Peter E. Berger.....................       52     Director, WRC Media, Weekly Reader and CompassLearning
Martin E. Kenney, Jr................       55     Director, WRC Media, Weekly Reader and CompassLearning; Chief
                                                  Executive Officer, WRC Media and CompassLearning; Executive Vice
                                                  President, Weekly Reader
Robert S. Lynch.....................       46     Director, WRC Media, Weekly Reader and CompassLearning; Executive
                                                  Vice President, Chief Operating Officer WRC Media and
                                                  CompassLearning; and Treasurer, WRC Media, Weekly Reader and
                                                  CompassLearning
David M. Malcolm....................       55     Director, WRC Media, Weekly Reader and CompassLearning
David F. Burgstahler................       34     Director, WRC Media, Weekly Reader and CompassLearning
Richard Nota........................       42     Vice President, Finance, WRC Media
Robert Jackson......................       48     Group President, Reference and Periodicals Group and President of
                                                  Weekly Reader Corporation

TIMOTHY C. COLLINS, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. Since June 2, 1999, Timothy C. Collins has served as a Director of WRC Media and CompassLearning. Mr. Collins was named a Director of Weekly Reader as of November 17, 1999. Mr. Collins founded Ripplewood Holdings L.L.C. in 1995 and currently serves as its Senior Managing Director and Chief Executive Officer. From 1991 to 1995, Mr. Collins managed the New York office of Onex Corporation, a leveraged buy-out group headquartered in Canada. Previously, Mr. Collins was a Vice President at Lazard Freres & Company and held various positions at Booz, Allen & Hamilton and Cummins Engine Company. He also currently serves on the Board of Directors of Ripplewood Holdings L.L.C., Shinsei Bank, Ltd. (formerly The Long-Term Credit Bank of Japan, Limited), Kraton Polymers L.L.C., Niles Parts Co., Ltd, Columbia Music Entertainment Inc., D&M Holdings, Inc., WRC

Media Inc. and various other privately held Ripplewood portfolio companies. Mr. Collins received a master's in Business Administration from Yale University's School of Management and Organization and a Bachelor's Degree in Philosophy from DePauw University.

D. RONALD DANIEL, NON-EXECUTIVE CHAIRMAN, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. As of November 17, 1999, Mr. Daniel was named Non-Executive Chairman of WRC Media, Weekly Reader and CompassLearning. Mr. Daniel is a Director of McKinsey & Company, Inc., having served as Managing Director from 1976 to 1988. He has been a management consultant for over 45 years. He serves as the non-executive chairman of Ripplewood Holdings L.L.C., which specializes in private equity investments and is the general partner of Ripplewood Partners, L.P., which controls EAC III, the majority owner of WRC Media. Since September 1998, he has served as an advisory board member of IMG Chase Sports Capital, LLC. Since October 1997, Mr. Daniel has served on the Board of Directors of Yum Brands Inc. In addition, he serves as Treasurer of Harvard University, as a member of Harvard University's seven-person Corporation, a member of the Harvard University Board of Overseers, Chairman of the Harvard Management Company and Chairman of the Board of Fellows of the Harvard Medical School.

RALPH D. CAULO, NON-EXECUTIVE VICE-CHAIRMAN, WRC MEDIA, GROUP PRESIDENT, CURRICULUM, ASSESSMENT, AND EDUCATIONAL TECHNOLOGY GROUP. As of November 17, 1999 Mr. Caulo was named Non-Executive Vice Chairman of WRC Media. Since December 1, 2002 Mr. Caulo has served as Group President of the Assessment, Curriculum and Educational Technology Group. Since 1998, Mr. Caulo has served as an outside consultant at Ripplewood Holdings L.L.C., which specializes in private equity investments and is the general partner of Ripplewood Partners, L.P. which controls EAC III, the majority owner of WRC Media. From 1991 to 1998, Mr. Caulo held the dual position of Executive Vice President of Simon & Schuster and President of its Educational Publishing Group. In this position, Mr. Caulo oversaw one of the world's largest educational publishers and its Allyn & Bacon, Prentice Hall, Silver Burdett Ginn, Modern Curriculum, Computer Curriculum Corporation (CCC) and Educational Management Group (EMG) imprints. From 1989 until 1991, Mr. Caulo was President and Chief Executive Officer of Harcourt Brace Jovanovich. He began his career at Harcourt Brace Jovanovich in sales in 1974, and then moved through marketing, editorial, development and senior management to become President and Chief Operating Officer in 1988.

CHARLES L. LAUREY, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING AND SECRETARY, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. Since June 2, 1999, Charles L. Laurey has served as a Director of WRC Media and CompassLearning and Secretary of WRC Media. As of November 17, 1999, Mr. Laurey was named a Director of Weekly Reader and Secretary of CompassLearning and Weekly Reader. In October 1997, he joined Ripplewood Holdings L.L.C. which is the general partner of Ripplewood Partners, L.P. which controls EAC III, the majority owner of WRC Media. Prior to joining Ripplewood Holdings L.L.C., Mr. Laurey worked from August 1994 until September 1997 in Morgan Stanley & Co.'s Corporate Finance Department in New York and in the Mergers, Acquisitions and Restructurings Department in London, most recently as an associate. He started his career as a strategy consultant in The Hague, The Netherlands.

PETER E. BERGER, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. Since 2000 Mr. Berger has been Ripplewood Holdings L.L.C.'s Managing Director and Chief Financial Officer. From 1998 to September 2000, Mr. Berger through a private investment/advisory entity, Mediacom Ventures L.L.C. advised and facilitated acquisition opportunities and operational improvements for media and telecommunications businesses. From 1996-1998 Mr. Berger was Chief Financial Officer of Ripplewood Holdings L.L.C. Prior to that Mr. Berger was a partner with Arthur Andersen L.L.P. and was the managing partner of their Corporate Finance practice in the Americas. At Andersen, Mr. Berger advised clients on acquisitions, divestitures, financing, and treasury risk management and also chaired Andersen's Fairness Opinion Committee. Mr. Berger was also a Managing Director in Bear, Stearns & Co.'s Merger and Acquisition department. Mr. Berger is a Director of Kepner-Tregoe Inc. and is a member of the boards of various Ripplewood portfolio companies. Mr. Berger graduated with honors from Boston University and has an M.B.A. from Columbia University.

MARTIN E. KENNEY, JR., DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING, CHIEF EXECUTIVE OFFICER, WRC MEDIA AND COMPASSLEARNING, PRESIDENT, COMPASSLEARNING, AND EXECUTIVE VICE PRESIDENT, WEEKLY READER. Since July 14, 1999 Martin E. Kenney, Jr. has served as a Director of WRC Media and CompassLearning. As of November 17, 1999, Mr. Kenney was named Chief Executive Officer of WRC Media, a Director of Weekly Reader and Executive Vice President of Weekly Reader. He has held several executive and management positions, including serving as Executive Vice President of the Education Publishing Group and President of the Education Technology Group both from May 1995 to December 1998 at Simon & Schuster. From May 1994 to May 1995, he held the dual positions of President of the Business, Training and Healthcare Group and Senior Vice President of Marketing at Simon & Schuster. Mr. Kenney also serves as a director of Prism eSolutions, LLC.

ROBERT S. LYNCH, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING, EXECUTIVE VICE PRESIDENT, CHIEF OPERATING OFFICER, WRC MEDIA AND COMPASSLEARNING, AND TREASURER, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. Since June 2, 1999, Robert S. Lynch has served as a Director of WRC Media and CompassLearning. As of November 17, 1999, Mr. Lynch was named a Director of Weekly Reader, Vice President of WRC Media and CompassLearning and Treasurer of WRC Media, Weekly Reader and CompassLearning. On September 1, 2000, Mr. Lynch joined WRC Media as Executive Vice President and Chief Operating Officer. Prior to joining WRC, Mr. Lynch was from February 1997 to September 2000 a managing director of Ripplewood Holdings L.L.C., which specializes in private equity investments and is the general partner of Ripplewood Partners, L.P. which controls EAC III, the majority owner of WRC Media.

DAVID M. MALCOLM, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. As of July 17, 2002, David M. Malcolm has served as a Director of WRC Media, Weekly Reader and CompassLearning. Since January of 2001 David M. Malcolm has served as Head of Investment Banking and a member of The Office of the CEO of SG Cowen. Mr. Malcolm is also President of SG Capital Partners, the merchant banking affiliate of Societe Generale. From 1996 to 2001 he headed the Global Leveraged Finance Group for Societe Generale. He serves on the Board of Five Star Food Services, Inc., the fifth largest vending food service operation in the U.S. Additionally he serves on the Boards of American Rivers and the Eastern Chapter of The Nature Conservancy of New York. He is a graduate of Wesleyan University and the Harvard Graduate School of Business Administration.

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

ROBERT J. JACKSON, GROUP PRESIDENT, REFERENCE AND PERIODICAL GROUP. Robert J. Jackson was named President of WRC Media's Reference and Periodicals Group and President of Weekly Reader Corporation on January 1, 2002. He served as an independent management consultant for WRC Media from July 2000 through December 31, 2001. Prior to July 2000, Mr. Jackson has held several executive and management positions, beginning in 1974 when he joined Funk & Wagnalls Corporation, now a subsidiary of World Almanac Education Group. He was Executive Vice President of Weekly Reader Corporation from November 1999 through July 2000, Vice President and Chief Financial Officer of PRIMEDIA'S Supplemental Education Group from January 1998 through November 1999 and Executive Vice President and Chief Operating Officer of World Almanac Education Group from November 1995 through December 1997.

PART III

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes, for the fiscal year ended the last day of December 2002, all compensation paid to (i) the chief executive officer of each registrant for fiscal year 2002, (ii) the five most highly compensated executive officers serving at the end of December 2002 in all capacities in which they served, including those executive officers of World Almanac and American Guidance, who performed policy making functions for Weekly Reader and were serving as such at the end of December 2002 in all capacities in which they served, (iii) the three most highly compensated executive officers other than the president of CompassLearning and Weekly Reader serving at the end of December 2002 in all capacities in which they served and (iv) up to two additional individuals employed by each registrant who were not serving as executive officers at the end of December 2001 but received at least as much compensation as the fourth most highly compensated executive officer of the registrant for whom they were employed:

SUMMARY COMPENSATION TABLE

                                                          SUMMARY COMPENSATION TABLE                                  LONG-TERM
                                                                                                                    COMPENSATION
                                                                                  ANNUAL COMPENSATION                 AWARDS
                                                          --------------------------------------------------------  SECURITIES
                                                                                                       OTHER ANNUAL   UNDERLYING
                                                                                                       COMPENSATION    OPTIONS/
NAME AND PRINCIPAL POSITION                        YEAR    SALARY ($)     BONUS ($)(a)   401 k ($) (b)   ($) (c)     SARS (#)(d)
                                                   ----    ----------     ------------   -------------   -------     -----------
Martin E. Kenney, Jr.                              2002      537,404        350,000        12,500          -           324,294
Director, Chief Executive Officer WRC Media        2001      480,000        350,000        11,375          -           204,294
                                                   2000      480,000        200,000         3,168          -           204,294

Robert S. Lynch                                    2002      462,635        400,000        12,500          -           167,523
Director, Chief Operating Officer WRC Media        2001      425,000        400,000         8,500          -           107,523
                                                   2000      132,407 (e)        -             -          4,000         107,523

Richard Nota                                       2002      189,260        155,000        12,124          -            22,500
Vice President,  Finance WRC Media                 2001      175,000         60,000         4,813          -            15,000
                                                   2000       77,404 (f)        -             -          5,452          15,000

Ralph Caulo                                        2002      336,231        100,000           -            -            93,762
Vice Chairman and President, Assessment,
  Curriculum and Technology Group                  2001      350,000            -             -            -            53,762
WRC Media                                          2000      194,823            -             -            -            53,762

Robert J. Jackson                                  2002      250,885            -          12,500      92,285 (g,h)     17,168
President, Reference and Periodicals Group         2001         -               -             -       241,806 (g)        7,168
WRC Media                                          2000      153,846        181,498        13,244      66,182 (g)        7,168

(a) Represents bonuses paid in 2000 and 2001.
(b) Represents the company contribution to the 401 (k) retirement savings plan.
(c) Represents other miscellaneous W-2 compensation
(d) Represents 2000, 2001 and 2002 stock option awards issued.
(e) Represents partial year from September 1 through December 31, 2000.
(f) Represents partial year from July 17, 2000 through December 31, 2000.
(g) Represents consulting fees paid.
(h) Represents auto allowance paid.

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

- each of the directors and the executive officers listed under "Executive Compensation;" and

- all directors and the executive officers listed under "Management--Executive Compensation," as a group.

As of the date of this annual report, the total number of outstanding shares of WRC Media common stock was 7,009,750. In addition there were 620,062 exercisable options to purchase shares of WRC Media common stock outstanding on that date. Except as otherwise noted, the persons named in the tables have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information concerning beneficial ownership is based on statements furnished to us by the beneficial owners and assumes that 7,009,750 shares of common stock have been issued and are outstanding.

                             WRC MEDIA COMMON STOCK

 Common                                                                              Amount and Nature of
 Stock                        Name and Address of Beneficial Owner                 Beneficial Ownership(a)     Percent of Class (a)
 ------                       ------------------------------------                 -----------------------     -------------------
               EAC III
               c/o Ripplewood Holdings L.L.C.
               1 Rockefeller Plaza
               32nd Floor
               New York, NY 10020 ......................................                   5,569,067 (b)                 73.0%

               SGC Partners II LLC
               1221 Avenue of the Americas
               New York, NY 10020 ......................................                    1,694,039                    22.2%

               EAC IV, L.L.C.
               c/o Ripplewood Holdings L.L.C.
               1 Rockefeller Plaza
               32nd Floor
               New York, NY 10020 ......................................                   5,569,067 (c)                 73.0%

               Timothy C. Collins ......................................                   5,627,409 (d)                 73.7%

               Charles L. Laurey .......................................                       1,636 (e)                    *

               Robert S. Lynch .........................................                     142,899 (f)                  1.9%

               D. Ronald Daniel ........................................                   5,569,067 (g)                 73.0%

               David M. Malcolm ........................................                   1,694,039 (h)                 22.2%

               WRC MEDIA INC.
               512 Seventh Avenue
               22nd Floor
               New York, NY 10018

               Martin E. Kenney, Jr.....................................                     280,422 (i)                  3.7%

               Ralph D. Caulo ..........................................                      81,826 (j)                  1.1%

               Richard Nota ............................................                      18,501 (k)                    *

               Weekly Reader Corporation
               512 Seventh Avenue
               22nd Floor
               New York, NY 10018

               Larry J. Rutkowski ......................................                      31,435 (l)                    *

               Robert J. Jackson .......................................                      25,420 (m)                    *

               All  directors  of WRC Media and the  executive  officers
               listed under "Management" as a group                                        7,631,263 (d)-(m)            100.0%

* Represents holdings of less than 1%.

(a) Calculated excluding all shares issuable pursuant to options except, as to each person, the shares issuable to that person pursuant to options immediately exercisable or exercisable within 60 days from the date of this annual report.

(b) Represents 4,870,494 shares held directly and 698,573 shares held indirectly through its rights granted to it under the management shareholder agreements entered into by some executives of WRC Media, Weekly Reader and CompassLearning. For a description of these agreements, see "Certain Relationships and Related Transactions--Management Shareholder Agreements." Each of EAC IV L.L.C., Co-Investment Partners, L.P., The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company and Blue Ridge Investments, L.L.C., an affiliate of Bank of America, N.A. owns 66.4%, 16.6%, 10.9%, 5.5% and 0.6%, respectively, of the membership interests in EAC III.

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

(d) Represents 58,342 shares held directly and 5,569,067 shares beneficially owned through Mr. Collins' position as Senior Managing Director and Chief Executive Officer of Ripplewood Holdings L.L.C. which is the general partner of Ripplewood Partners, L.P. which controls EAC III.

(e)      Represents shares held directly.

(f) Represents 5,376 shares held directly and 137,523 shares issuable upon exercise of options granted under his employment agreement.

(g) Represents beneficial ownership of 5,569,067 shares through Mr. Daniel's position as the Non-executive chairman of Ripplewood Holdings L.L.C., which is the general partner of Ripplewood Partners, L.P., which controls EAC III.

(h) Represents beneficial ownership of 1,694,039 shares through Mr. Malcolm's position as President and Chief Executive Officer of SG Capital partners LLC, which is the general partner of SG Merchant Banking Fund L.P., which controls SGC Partners II LLC.

(i) Represents 16,128 shares held directly and 264,294 shares issuable upon exercise of options granted under his employment agreement.

(j) Represents 8,064 shares held directly and 73,762 shares issuable upon exercise of options to be granted under Mr. Caulo's consulting agreements and employment with WRC Media.

(k) Represents 5,376 shares held directly and 13,125 shares issuable upon exercise of options granted under a management shareholder agreement.

(l) Represents 12,096 shares held directly and 19,339 shares issuable upon exercise of options granted under a management shareholder agreement.

(m) Represents 10,752 shares held directly and 14,668 shares issuable upon exercise of options granted under a management shareholder agreement.

BENEFICIAL OWNERSHIP OF WEEKLY READER COMMON STOCK

The following table lists, as of the date of this annual report common stock, which consists of Weekly Reader's Class A and Class B non-voting common stock and Weekly Reader voting common stock, by:

- each person known by Weekly Reader to be the beneficial owner of more than 5% of the outstanding Weekly Reader common stock;

- each of the directors and the executive officers listed under "Management-- Executive Compensation;" and

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

                        WEEKLY READER VOTING COMMON STOCK

                                                                              Amount and Nature of        Percent
 Common Stock                       Name and Address                          Beneficial Ownership        of Class
 ------------                       ----------------                          --------------------        --------

                 WRC Media
                 c/o Ripplewood Holdings L.L.C.
                 1 Rockefeller Plaza, 32nd Floor
                 New York, NY 10020.....................................                 2,685,670            85.5%**

                 PRIMEDIA, Inc.
                 745 Fifth Avenue
                 New York, NY 10151.....................................                   144,330             4.6%**

                 DLJ Merchant Banking Partners II, L.P.
                 and affiliates
                 c/o DLJ Merchant Banking Partners
                 277 Park Avenue
                 New York, NY 10172.....................................                   310,109(a)          9.9%

                 All directors and the executive  officers  listed under
                 "Management" as a group................................                         0                *

*  Represents holdings of less than 1%.
**Percent of class calculated on a fully-diluted basis including warrants.

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

BENEFICIAL OWNERSHIP OF COMPASSLEARNING COMMON STOCK

The following table lists, as of the date of this report, information known to us regarding the beneficial ownership of CompassLearning common stock by:

         - each person known by WRC Media to be the beneficial owner of more than 5% of the outstanding CompassLearning common stock;

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

                          COMPASSLEARNING COMMON STOCK

                                                                             Amount and Nature of        Percent
 Common Stock                        Name and Address                        Beneficial Ownership        of Class
 ------------                        ----------------                        --------------------        --------
                 WRC Media
                 512 Seventh Avenue
                 22nd Floor
                 New York, NY 10018.....................................                   10,000            90.1%**

                 DLJ Merchant Banking Partners II, L.P.
                 and affiliates
                 c/o DLJ Merchant Banking Partners
                 277 Park Avenue
                 New York, NY 10172.....................................                    1,098(a)          9.9%**

                 All directors and the executive  officers  listed under
                 "Management" as a group................................                        0                *

* Represents holdings of less than 1%.
**Percent of class calculated on a fully-diluted basis including warrants.

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

PART III

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENTS

In connection with the acquisition of CompassLearning, CompassLearning entered into a management agreement with Ripplewood Holdings L.L.C., and after the completion of the transactions (described in Note 1 to the Weekly Reader Corporation and Subsidiaries Financial Statements) Weekly Reader entered into a management agreement with Ripplewood Holdings L.L.C. The following summary of the material provisions of these management agreements is qualified in its entirety by reference to the management agreements as entered into or amended as of the date of this annual report.

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

Under the terms of the Weekly Reader management agreement with Ripplewood Holdings L.L.C., Ripplewood Holdings L.L.C. provides to Weekly Reader management consulting and financial advisory services. As a result of the Weekly Reader management agreement and the amendment of the CompassLearning management agreement, CompassLearning and Weekly Reader agreed to reimburse Ripplewood Holdings L.L.C. for its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services and is obligated to pay to Ripplewood Holdings L.L.C. annual aggregate management fees for services to both CompassLearning and Weekly Reader totaling $950,000, payable quarterly. Ripplewood Holdings L.L.C. received payments under these agreements totaling $950,000 in 2002 for services provided in previous periods. No payment has been made for the services provided in 2002.

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

1999 OPTIONS. Executives listed under "Ownership of Stock," - in Exhibits among others, who are parties to a management shareholder agreement with WRC Media and EAC III with respect to WRC Media common stock were also granted options to purchase a specified number of shares of WRC Media common stock. With respect to each of these executives, to the extent that the executive remains employed with Weekly Reader or CompassLearning, as applicable, 33% of the options vested on December 31, 1999, a further 33% on December 31, 2000 and the remaining 34% on December 31, 2001.

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

PART III

ITEM 14  CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of WRC Media, Weekly Reader and CompassLearning, after conducting an evaluation, together with other members of WRC Media, Weekly Reader and CompassLearning's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report, have concluded that WRC Media, Weekly Reader and CompassLearning's disclosure controls and procedures were effective to ensure that information required to be disclosed by WRC media, Weekly Reader and CompassLearning in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). There were no significant changes in WRC Media, Weekly Reader and CompassLearning's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS:
WRC Media Inc. and Subsidiaries

Independent Auditors' Report -- Deloitte & Touche LLP
Report of Independent Public Accountants -- Arthur Andersen LLP

Weekly Reader and Subsidiaries

Independent Auditors' Report -- Deloitte & Touche LLP
Report of Independent Public Accountants -- Arthur Andersen LLP

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of WRC Media Inc.
New York, New York

We have audited the consolidated financial statements of WRC Media Inc. as of and for the year ended December 31, 2002, and have issued our report thereon dated March 7, 2003; which report includes an explanatory paragraph as the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Standards No. 142. Our audit also included the financial statement schedules of WRC Media Inc. as of and for the year ended December 31, 2002 listed in Item 15 (a)(2). These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein. The consolidated financial statements and financial statement schedules of WRC Media Inc. as of December 31, 2001 and for the years ended December 31, 2000 and 2001, were audited by other auditors who have ceased operations. Those other auditors expressed an unqualified opinion on those consolidated financial statements and financial schedules in their reports dated February 21, 2002.

DELOITTE & TOUCHE LLP

New York, New York
March 7, 2003

WRC Media Inc. dismissed Arthur Andersen LLP on April 29, 2002, and subsequently engaged Deloitte & Touche LLP as its independent auditors. The predecessor auditors' report appearing below is a copy of Arthur Andersen LLP's previously issued opinion dated February 21, 2002. In fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). As discussed in the Intangible Assets and Goodwill note to the financial statements, the Company has presented transitional disclosures for 2000 and 2001 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these transitional disclosures. These disclosures are reported on by Deloitte & Touche LLP as stated in their report appearing on the previous page. Since WRC Media Inc. is unable to obtain a manually signed audit report, a copy of Arthur Andersen LLP's most recently signed and dated report has been included to satisfy filing requirements, as permitted under Rule 2-02(e) of Regulation S-X.

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

                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 21, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Weekly Reader Corporation
New York, New York

We have audited the consolidated financial statements of Weekly Reader Corporation (a Delaware corporation) and subsidiaries (the "Company") a 94.9% owned subsidiary of WRC Media Inc., as of and for the year ended December 31, 2002, and have issued our report thereon dated March 7, 2003; which report includes an explanatory paragraph as the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Standards No. 142. Our audit also included the financial statement schedules of Weekly Reader Corporation and subsidiaries. as of and for the year ended December 31, 2002 listed in Item 15 (a)(2). These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein. The consolidated financial statements and financial statement schedules of Weekly Reader Corporation and subsidiaries as of December 31, 2001 and for the years ended December 31, 2000 and 2001, were audited by other auditors who have ceased operations. Those other auditors expressed an unqualified opinion on those consolidated financial statements and financial schedules in their reports dated February 21, 2002.

DELOITTE & TOUCHE LLP

New York, New York
March 7, 2003

WRC Media Inc. dismissed Arthur Andersen LLP on April 29, 2002, and subsequently engaged Deloitte & Touche LLP as its independent auditors. The predecessor auditors' report appearing below is a copy of Arthur Andersen LLP's previously issued opinion dated February 21, 2002. In fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). As discussed in the Intangible Assets and Goodwill note to the financial statements, the Company has presented transitional disclosures for 2000 and 2001 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these transitional disclosures. These disclosures are reported on by Deloitte & Touche LLP as stated in their report appearing on the previous page. Since WRC Media Inc. is unable to obtain a manually signed audit report, a copy of Arthur Andersen LLP's most recently signed and dated report has been included to satisfy filing requirements, as permitted under Rule 2-02(e) of Regulation S-X.

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

                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 21, 2002

(a) (2)  FINANCIAL STATEMENT SCHEDULES:

Schedule II (a) - WRC Media Inc. Valuation and Qualifying Accounts for the Years Ended December 31, 2000, 2001 and 2002

Schedule II (b) - Weekly Reader Corporation Valuation and Qualifying Accounts for the years ended December 31, 2000, 2001 and 2002

Schedule II (a)- Valuation and Qualifying Accounts and Reserves

SCHEDULE II (a)-WRC Media Inc.

                                         Opening Balance                                       Ending Balance
                                            January 1          Expense       Write-offs          December 31
                                         ---------------    -------------   -------------    --------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

2002                                         $1,942             1,116            (1,341)            $1,717
2001                                         $1,794             1,093              (945)            $1,942
2000                                         $2,276               660            (1,172)            $1,764


SALES RETURNS AND ALLOWANCES

2002                                         $2,840             3,668            (3,425)            $3,083
2001                                         $2,663             4,123            (3,946)            $2,840
2000                                         $3,604             4,522            (5,433)            $2,693


RESERVE FOR INVENTORY OBSOLESCENCE

2002                                         $2,773             1,060              (761)            $3,072
2001                                         $3,039               879            (1,145)            $2,773
2000                                         $2,794             1,064              (819)            $3,039



SCHEDULE II(b) - Weekly Reader Corporation


                                          Opening Balance                                         Ending Balance
                                             January 1         Expense           Write-offs         December 31
                                             ------            ------            ----------         -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

2002                                         $1,543             1,187            (1,341)            $1,389
2001                                         $1,561               882              (900)            $1,543
2000                                         $1,793               579              (811)            $1,561


SALES RETURNS AND ALLOWANCES

2002                                         $2,840             3,668            (3,425)            $3,083
2001                                         $2,663             4,123            (3,946)            $2,840
2000                                         $3,574             4,522            (5,433)            $2,663


RESERVE FOR INVENTORY OBSOLESCENCE

2002                                         $2,773             1,060              (761)            $3,072
2001                                         $3,039               879            (1,145)            $2,773
2000                                         $2,794             1,064              (819)            $3,039

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

INDEX TO EXHIBITS

EXHIBIT NUMBER                         DESCRIPTION OF DOCUMENT
--------------                         -----------------------
1.1 Purchase Agreement dated November 10, 1999 among WRC Media Inc., Weekly Reader Corporation and CompassLearning, Inc.
2.1 Redemption, Stock Purchase and Recapitalization Agreement dated August 13, 1999 among WRC Media Inc. and Primedia Inc.
3.1               Articles of Incorporation of WRC Media Inc.
3.2               Bylaws of WRC Media Inc.
3.3               Articles of Incorporation of Weekly Reader Corporation
3.4               Bylaws of Weekly Reader Corporation
3.5               Articles of Incorporation of CompassLearning, Inc.
3.6               Bylaws of CompassLearning, Inc.
3.7               Articles of Incorporation of Lifetime Learning Systems, Inc.
3.8               Bylaws of Lifetime Learning Systems, Inc.
3.9               Articles of Incorporation of American Guidance Service, Inc.
3.10              Bylaws of American Guidance Service, Inc.
3.11              Articles of Incorporation of AGS International Sales, Inc.
3.12              Bylaws of AGS International Sales, Inc.
3.13              Articles of Incorporation of World Almanac Education Group,
                  Inc.
3.14              Bylaws of World Almanac Education Group, Inc.
3.15              Articles of Incorporation of Funk & Wagnalls Yearbook Corp.
3.16              Bylaws of Funk & Wagnalls Yearbook Corp.
3.17              Articles of Incorporation of Gareth Stevens, Inc.
3.18              Bylaws of Gareth Stevens, Inc.
3.18.1            Amendment to the Bylaws of Gareth Stevens, Inc.
4.1 Indenture dated November 17, among WRC Media Inc., Weekly Reader Corporation, CompassLearning, Inc. and Bankers Trust Company
4.2 Registration Rights Agreement dated November 17, 1999 among WRC Media Inc., Weekly Reader Corporation, CompassLearning, Inc., Primedia Reference Inc., Funk & Wagnalls Yearbook Corp., Lifetime Learning Systems, Inc., Gareth Stevens, Inc., American Guidance Service, Inc. and AGS International Sales, Inc.
4.3 Amended Certificate of Designations, Preferences and Rights of 15% Senior Preferred Stock due 2011 and 15% Series B Senior Preferred Stock due 2001 of WRC Media Inc.
4.4 WRC Media Inc. Preferred Stockholders Agreement dated November 17, 1999 between WRC Media Inc., Weekly Reader Corporation and CompassLearning, Inc. and the preferred shareholders listed on the signature pages thereto
4.5               Form of Note
4.6               Certificate of Preferred Stock
4.7               Junior Preferred Stock Agreement
4.8               Exhibit A to Preferred Stock Agreement

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

EXHIBIT NUMBER                        DESCRIPTION OF DOCUMENT
--------------                        -----------------------
10.13             Shareholder Agreement dated as of the 17th day of November,
                  1999 among EAC III L.L.C., Therese K. Crane and WRC Media Inc.
10.14             Shareholder Agreement dated as of the 17th day of November,
                  1999 among EAC III L.L.C., Peter Bergen, Larry Rutkowski, Al
                  De Seta, Robert Jackson, Kenneth Slivken and WRC Media Inc.
10.14.1           Shareholder Agreement dated as of January 1, 2000 among EAC
                  III L.L.C., Lester Rackoff, Sandy Maccarone, Ted Kozlowski,
                  Eric Ecker, Terry Bromberg, Gerald Adams, Linda Hein, Janice
                  Bailey, David Press, Cindy Buckosh, Robert Famighetti, Ken
                  Park and WRC Media Inc.
10.15             Shareholder Agreement dated as of the 17th day of November,
                  1999 among EAC III L.L.C., Martin Kenney and WRC Media Inc.
10.16             Preferred Stock and Warrants Subscription Agreement dated
                  November 17 between WRC Media Inc., Weekly Reader Corporation,
                  CompassLearning, Inc. and the other signatories thereto
10.17             Management Agreement dated as of November 17, 1999 among
                  Ripplewood Holdings L.L.C. and CompassLearning, Inc.
10.18             Management Agreement dated as of November 17, 1999 among
                  Ripplewood Holdings L.L.C. and Weekly Reader Corporation
10.19             ChildU Merger Agreement
10.20             Stockholder's Agreement With New WRC Media (ChildU)
                  shareholders
10.21             ChildU Escrow Agreement
10.22             Amended and Restated Credit Agreement
10.23             Lindy Asset Purchase Agreement
10.24             ThinkBox Agreement
12                Cash Interest Expense Calculation
12.1              Statement Regarding Ratios of Earnings to Fixed Charges
                  Computations
21.1              List of Subsidiaries of the Registrants
23.2              Consent of Cravath, Swaine & Moore (included in its opinion filed as Exhibit 5.1)
23.2              Consent of Simba Information Inc.
23.3*             Consent of Deloitte & Touche LLP
23.4*             Consent of Deloitte & Touche LLP
25.1              Statement of Eligibility of Bankers Trust Corporation under the Trust Indenture Act of 1939, as amended, on Form T-1
27.1              Financial Data Schedule--WRC Media & its subsidiaries
27.2              Financial Data Schedule--Weekly Reader Corporation &
                  subsidiaries
27.3              Financial Data Schedule--CompassLearning, Inc.
99.2              Letter of Transmittal for Tender of 12 3/4% Senior
                  Subordinated Notes Due 2009 of WRC Media Inc., Weekly Reader
                  Corporation, and CompassLearning, Inc.
99.3              Notice of Guaranteed Delivery for Tender of 12 3/4% Senior
                  Subordinated Notes Due 2009 of WRC Media Inc., Weekly Reader
                  Corporation, and CompassLearning, Inc.

EXHIBIT NUMBER                        DESCRIPTION OF DOCUMENT
--------------                        -----------------------
99.5 Notice of Withdrawal of Tender of 12 3/4% Senior Subordinated Notes Due 2009 of WRC Media Inc., Weekly Reader Corporation, and CompassLearning, Inc.
99.7 Form of Letter to Securities Dealers, Commercial Banks, Trust Companies and other Nominees for Tender of all Outstanding 12 3/4% Senior Subordinated Notes Due 2009 of WRC Media Inc., Weekly Reader Corporation and CompassLearning, Inc.
99.9 Form of Letter to Clients for 12 3/4% Senior Subordinated Notes Due 2009 of WRC Media Inc.
99.11 Guidelines for Certification of Taxpayer Identification Number on Substitute Form 99
99.12*            Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002
99.13*            Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002
99.14*            Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

* Filed herewith.

(b)      REPORTS ON FORM 8-K

         1. Form 8-K, filed November 12, 2002, reporting operating results for the quarter ended September 30, 2002.

         2. Form 8-K, filed November 13, 2002, reporting the transcript of an investor conference call held November 12, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 21 2003
                                                                  WRC MEDIA INC.

                                                  By:  /s/ MARTIN E. KENNEY, JR.
                                                  ------------------------------

                                                     Name: Martin E. Kenney, Jr.
                                                 Title:  CHIEF EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THIS 21ST DAY OF MARCH, 2003.

                          SIGNATURE                                                   TITLE
                          ---------                                                   ------
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

*
-------------------------------------------                                           Director
Timothy C. Collins

*
-------------------------------------------                                           Chairman
D. Ronald Daniel

*
-------------------------------------------                                      Director/Secretary
Charles L. Laurey

*
-------------------------------------------                                  Director/Treasurer/CFO/COO
Robert S. Lynch

*
-------------------------------------------                                           Director
David M. Malcolm

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

Dated:  March 21, 2003

                                                       WEEKLY READER CORPORATION

                                                       By: /s/ ROBERT J. JACKSON
                                                       -------------------------

                                                         Name: Robert J. Jackson
                                                        Title:   PRESIDENT

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THIS 21ST DAY OF MARCH, 2003.

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

*
-------------------------------------------                                         Director
Timothy C. Collins

*
-------------------------------------------                                    Director/Secretary
Charles L. Laurey

*
-------------------------------------------                                    Director/Treasurer
Robert S. Lynch

*
-------------------------------------------                             Director/Executive Vice President
Martin E. Kenney, Jr.

*
-------------------------------------------                                         Director
David M. Malcolm

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

Dated:  March 21, 2003

                                                           COMPASSLEARNING, INC.

                                                  By:  /s/ MARTIN E. KENNEY, JR.
                                                  ------------------------------

                                                     Name: Martin E. Kenney, Jr.
                                                Title:   CHIEF EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THIS 21ST DAY OF MARCH, 2003.

                         SIGNATURE                                                    TITLE
                         ---------                                                    -----
-------------------------------------------                             Director/Chief Executive Officer
Martin E. Kenney, Jr.
*

*
-------------------------------------------                                         Director
Timothy C. Collins

-------------------------------------------                                         Director
D. Ronald Daniel

*
-------------------------------------------                                    Director/Secretary
Charles L. Laurey

*
-------------------------------------------                                    Director/Treasurer
Robert S. Lynch

*
-------------------------------------------                                         Director
David M. Malcolm

*
-------------------------------------------                                         Director
David Burgstahler

                    WRC MEDIA INC. AND COMPASSLEARNING, INC.

                                  CERTIFICATION

I, Martin E. Kenney, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of WRC Media Inc. and CompassLearning, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified
         b) for the registrant's auditors any material weaknesses in internal controls; and any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003

/s/  MARTIN E. KENNEY, JR.
---------------------------------
     Martin E. Kenney, Jr.
     Chief Executive Officer
     (Principal Executive Officer, WRC Media Inc.
      and CompassLearning, Inc.)

       WRC MEDIA INC., WEEKLY READER CORPORATION AND COMPASSLEARNING, INC.

                                  CERTIFICATION

I, Robert S. Lynch, certify that:

1. I have reviewed this annual report on Form 10-K of WRC Media Inc., Weekly Reader Corporation and CompassLearning, Inc. and Subsidiaries;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003

/s/  ROBERT S. LYNCH
----------------------------------------------------------
     Robert S. Lynch
     Executive Vice President, Chief Operating Officer
     (Principal Financial Officer, WRC Media Inc.,
      Weekly Reader Corporation and CompassLearning, Inc.)

                                 WRC MEDIA INC.

                                  CERTIFICATION

I, Richard Nota, certify that:

1.       I have reviewed this annual report on Form 10-K of WRC Media Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003

/s/  RICHARD NOTA
--------------------------------------------
     Richard Nota
     Vice President, Finance
     (Principal Accounting Officer, WRC Media Inc.)

                            WEEKLY READER CORPORATION

                                  CERTIFICATION

I, Robert J. Jackson, certify that:

1.       I have reviewed this annual report on Form 10-K of Weekly Reader
         Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003

/s/  ROBERT J. JACKSON
--------------------------------------------
     Robert J. Jackson
     President
     (Principal Executive Officer, Weekly Reader Corporation)