Form 10-Q
period 2003-03-31
WRC MEDIA INC
filed 2003-05-15
CIK 1102329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003                       Commission File No.

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

(Primary Standard Industrial Classification Number)
7372
13-4066535
(I.R.S. Employer Identification Number)

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

--------------------------------------------------------------------------------------
TITLE OF CLASS                             | NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------
12 3/4% Senior Subordinated Notes due 2009 | OVER-THE-COUNTER MARKET
--------------------------------------------------------------------------------------

PART 1.
ITEM 1.  FINANCIAL STATEMENTS

                         WRC MEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                December 31,                March 31,
                                                                                    2002                       2003
                                                                            ------------------        -------------------
                                                                                                         (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                      $   9,095                  $   3,529
     Accounts receivable, net                                                          38,373                     31,841
     Inventories, net                                                                  15,287                     14,416
     Prepaid expenses                                                                   3,200                      4,478
     Other current assets                                                               1,797                      1,630
                                                                            ------------------        -------------------
       Total current assets                                                            67,752                     55,894

Property and equipment, net                                                             6,299                      5,791
Purchased software, net                                                                 4,970                      5,144
Goodwill                                                                              163,349                    163,349
Deferred financing costs, net                                                           6,165                      5,860
Other intangible assets, net                                                          100,499                     97,429
Other assets and investments                                                           25,218                     28,757
                                                                            ------------------        -------------------
       Total Assets                                                                 $ 374,252                  $ 362,224
                                                                            ==================        ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                               $  20,869                  $  15,388
     Accrued payroll, commissions and benefits                                          8,693                      8,426
     Current portion of deferred revenue                                               39,840                     31,272
     Other accrued liabilities                                                         23,285                     26,137
     Current portion of long-term debt                                                  7,721                      8,108
                                                                            ------------------        -------------------
       Total current liabilities                                                      100,408                     89,331

Deferred revenue, net of current portion                                                1,167                      1,244
Deferred tax liability                                                                 10,700                     11,200
Due to related party                                                                    2,160                      2,160
Long-term debt                                                                        266,219                    269,105
                                                                            ------------------        -------------------
       Total liabilities                                                              380,654                    373,040
                                                                            ------------------        -------------------

Commitments and contingencies
15% Series B preferred stock subject to redemption,
including accrued dividends and accretion of warrant value
(Liquidation preference of $75,000 plus accrued dividends)                            109,966                    114,657
                                                                            ------------------        -------------------
Warrants on preferred stock                                                            11,751                     11,751
                                                                            ------------------        -------------------
Common stock subject to redemption                                                        965                        940
                                                                            ------------------        -------------------
Stockholders' deficit:
     Common stock, ($.01 par value, 20,000,000 shares authorized;
     and 7,009,750 shares outstanding)                                                     70                         70
     Preferred stock, ($.01 par value, 750,000 shares authorized,
     459,525 outstanding)                                                              18,381                     19,208
     Additional paid-in capital                                                       132,464                    132,464
     Accumulated comprehensive loss                                                    (3,357)                    (3,357)
     Accumulated deficit                                                             (276,642)                  (286,549)
                                                                            ------------------        -------------------
       Total stockholders' deficit                                                   (129,084)                  (138,164)
                                                                            ------------------        -------------------
       Total liabilities and stockholders' deficit                                  $ 374,252                  $ 362,224
                                                                            ==================        ===================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                           2002                   2003
                                                                                     -----------------      -----------------
Sales, net                                                                                  $  46,787               $ 46,977

Cost of goods sold                                                                             13,374                 12,734
                                                                                     -----------------      -----------------

Gross profit                                                                                   33,413                 34,243
                                                                                     -----------------      -----------------

Costs and expenses:
     Sales and marketing                                                                       13,349                 11,481
     Research and development                                                                     396                    711
     Distribution, circulation and fulfillment                                                  3,171                  3,510
     Editorial                                                                                  2,807                  2,579
     General and administrative                                                                 5,663                  6,720
     Restructuring costs and other non-recurring expenses                                           -                    480
     Depreciation                                                                                 782                    616
     Amortization of intangible assets                                                          4,827                  4,633
                                                                                     -----------------      -----------------
     Total operating costs and expenses                                                        30,995                 30,730
                                                                                     -----------------      -----------------

Income from operations                                                                          2,418                  3,513

Interest expense, including amortization
  of deferred financing costs                                                                  (7,331)                (7,082)
Loss on investment                                                                               (253)                     -
Other expense, net                                                                               (225)                  (231)
                                                                                     -----------------      -----------------

Loss before income tax provision                                                               (5,391)                (3,800)

Income tax provision                                                                            9,339                    588
                                                                                     -----------------      -----------------

Loss before cumulative effect of change
   in accounting principle                                                                    (14,730)                (4,388)

Cumulative effect of change in accounting principle                                           (72,022)                     -
                                                                                     -----------------      -----------------

Net loss                                                                                    $ (86,752)              $ (4,388)
                                                                                     =================      =================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)
                             (dollars in thousands)

                                                                                     2002                   2003
                                                                               -----------------      ------------------
Cash flows from operating activities:

Net loss                                                                              $ (86,752)               $ (4,388)

Adjustments to reconcile net loss to net cash used in operating activities:
     Cumulative effect of change in accounting principle                                 72,022                       -
     Deferred income tax provision                                                        9,200                     500
     Depreciation and amortization                                                        5,609                   5,508
     Loss on investments                                                                    253                       -
     Gain (loss) on disposition of property and equipment                                     3                      (1)
     Interest expense-accretion of debt discount                                             94                     107
     Amortization of deferred financing costs                                               281                     305
Changes in operating assets and liabilities:
     Decrease  in accounts receivable                                                     8,924                   6,532
     Decrease  in inventories                                                               522                     871
     Increase in prepaid expenses and other current assets                               (2,961)                 (1,111)
     Decrease (increase) in other noncurrent assets                                       2,719                  (4,638)
     Decrease increase in accounts payable                                               (3,307)                 (5,481)
     Decrease in deferred revenue                                                        (8,039)                 (8,491)
     (Decrease) increase in accrued liabilities                                          (3,952)                  2,586
                                                                               -----------------      ------------------
Net cash used in operating activities                                                    (5,384)                 (7,701)
                                                                               -----------------      ------------------

Cash flows from investing activities:
Purchase of property and equipment                                                         (458)                   (112)
Software development costs                                                               (1,357)                   (898)
Proceeds from disposition of property & equipment                                             -                       4
                                                                               -----------------      ------------------
Net cash used in investing activities                                                    (1,815)                 (1,006)
                                                                               -----------------      ------------------

Cash flows from financing activities:

Net proceeds from revolving line of credit                                                7,000                   5,000
Retirement of senior bank debt                                                           (1,446)                 (1,834)
Proceeds from issuance of common stock                                                      150                       -
Purchase of common stock subject to redemption                                             (463)                    (25)
                                                                               -----------------      ------------------
Net cash provided by financing activities                                                 5,241                   3,141
                                                                               -----------------      ------------------

Decrease in cash and cash equivalents                                                    (1,958)                 (5,566)

Cash and cash equivalents, beginning of period                                            8,919                   9,095
                                                                               -----------------      ------------------

Cash and cash equivalents, end of period                                              $   6,961                $  3,529
                                                                               =================      ==================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                              $   2,838                $  2,053
                                                                               =================      ==================
Cash paid during the period for income taxes                                          $     139                $     88
                                                                               =================      ==================
Preferred stock dividends accrued                                                     $   4,540                $  5,284
                                                                               =================      ==================
Accretion of preferred stock                                                          $     231                $    235
                                                                               =================      ==================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying condensed consolidated financial statements include the accounts of WRC Media Inc. ("WRC Media") and its subsidiaries - Weekly Reader Corporation ("Weekly Reader"), CompassLearning, Inc. ("CompassLearning") and ChildU, Inc. ("ChildU"). WRC was incorporated on May 14, 1999. The term "Company" refers to WRC Media and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

On November 17, 1999, WRC Media completed the recapitalization and purchase of Weekly Reader and its subsidiaries. As a result of these transactions, WRC Media owns 94.9% and PRIMEDIA Inc. owns 5.1% of the common stock of Weekly Reader.

On May 9, 2001, WRC Media entered into an Agreement and Plan of Merger with ChildU. The Company issued $13.75 million of 18% Junior Participating Cumulative Convertible Preferred Stock, the proceeds of which will fund the operating losses of ChildU and WRC Media's investment in ThinkBox(TM).

Concurrent with the ChildU acquisition, on May 9, 2001, a subsidiary of the Company acquired the assets of Lindy Enterprises, Inc. ("Lindy").

On May 18, 2001, WRC Media made a strategic investment in ThinkBox Inc., a leading creator of Internet-delivered education programs for the school and home markets. This investment is accounted for under the equity method of accounting. For the three-months ended March 31, 2002, WRC Media recorded a $0.3 million loss on this investment. The investment of ThinkBox was fully reserved as of December 31, 2002.

The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

These condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 2002. The operating results for the three-month period ended March 31, 2002 and 2003 are not necessarily indicative of the results that may be expected for a full year.

Recent Accounting Pronouncements

In November 2002, FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The Company has adopted the disclosure provisions. Additionally, the recognition of a guarantor's obligation should be applied on a perspective basis to guarantees issued after December 31, 2002. The recognition provisions of FIN 45 did not have a material effect on its Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS 143 which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for the Company beginning January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Company's results of operations or financial position.

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment as well. Goodwill recognized on or before June 30, 2001 has been assigned to various reporting units and has been tested for impairment during the six months ending June 30, 2002, the period in which SFAS No. 142 is initially applied in its entirety. On January 1, 2002, the Company adopted SFAS No. 142 for its goodwill and identifiable intangible assets. Upon adoption, the Company ceased the amortization of goodwill and other indefinite lived intangible assets, which consist of trademarks. As required by this statement, the Company reviewed its indefinite lived intangibles (trademarks) for impairment as of January 1, 2002.

The Company completed the transitional impairment tests on its goodwill and indefinite lived intangibles during the second quarter ended June 30, 2002. The Company has five reporting units with goodwill. Goodwill was tested for impairment at the reporting unit level. The Company's measurement of fair value was based on an evaluation of future discounted cash flows. As a result, the Company recorded a transitional goodwill and indefinite lived intangible asset impairment charge of $72,022 at American Guidance Service, Inc., a subsidiary of Weekly Reader Corporation. This charge is reported as a cumulative effect of accounting change, as of January 1, 2002, in the Consolidated Statements of Operations. The Company is required to perform impairment tests on an annual basis, or between yearly tests under certain circumstances for goodwill and indefinite lived intangibles. The Company performed the required impairment tests during the fourth quarter of 2002. No further impairment of goodwill and indefinite lived intangibles was noted. There can be no assurance that future impairment tests will not result in a charge to earnings.

The Company also recorded non-cash deferred income tax expense of $8,700 on January 1, 2002, related to the adoption of SFAS 142 and, $500 during the three-months ended March 31, 2002 and 2003, respectively. The non-cash charge of $8,700 on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with the Company's net operating losses. Historically, the Company did not need a valuation allowance for the portion of their net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by the Company's net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company continues to amortize these assets for tax purposes. As a result, the Company will have deferred tax liabilities that will arise each quarter as the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, the Company also recorded non-cash deferred income tax expense of $500 for the three-months ended March 31, 2002 and 2003. The Company expects that it will record an additional $1,500 of deferred tax liabilities during the remaining nine months of 2003.

The Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues," (SFAS No. 133, as amended) as of January 1, 2001. FASB Statement of Financial Standards No. 149 "Amendment of Statement133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued in April 2003. FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities" and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the Board as part of the Derivatives Implementation Group ("DIG") process. SFAS 149 contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements", and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities, No. 91, "Accounting for nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", No. 95, "Statement of Cash Flows", and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities". Pursuant to the terms of the Amended and Restated Credit Agreement, the Company is required to enter into and maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount equal to at least 50% of the aggregate principal amount of the senior secured term loans. On November 15, 2002, the Company entered into a one year interest rate cap agreement with a notional of $64.8 million, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. The fair value of the interest rate cap at March 31, 2003 is de-minimus.

Restructuring and other non-recurring expenses

In June 2002, FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan. FAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier adoption encouraged. The Company adopted FAS 146 in December 2002.

During the three-months ended March 31, 2003 the Company reviewed the restructuring reserve established in 2002 and adjusted the reserve for additional severance in the amount of $0.3 million related to an executive severed in 2002.

An additional charge of $0.2 million was recorded in the three-months ended March 31, 2003 and is included in the consolidated statement of operation's restructuring and other non-recurring charges line relating to failed acquisition due diligence costs that did not result in or is not expected to result in a completed transaction.

Of the remaining restructuring and other non-recurring expense reserve totaling approximately $6.5 million, approximately $1.5 million was spent in the first three-months of 2003 and the remaining $5.1 million is expected to be spent as follows: remaining nine months of 2003 - $1.9 million and 2004 and beyond - $3.2 million.

Components of the company's restructuring plan initiated in the fourth quarter of 2002 are shown in the following table.

                                       Balance at              Additional                              Balance at
(000's)                             December 31, 2002            Charges          Amount Paid        March 31, 2003
                                    -----------------            -------          -----------        --------------
Severance and other benefits           $   1,337               $      288          $     (924)          $     701
Lease terminations                         4,915                        -                (535)              4,380
                                       ---------               ----------          ----------           ---------
Total                                  $   6,252               $      288          $   (1,459)          $   5,081
                                       =========               ==========          ==========           =========

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

In December 2002, the Financial Accounting Standards Board ("FASB") issued FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, FAS 148 amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of FAS 148 have been adopted by the Company. FAS 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation. The Company adopted the disclosure requirements of FAS 148 in 2002.

At March 31, 2002 and 2003, the Company had one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation costs is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table details the effect on net loss had compensation expense for the Stock Option Plan been recorded based on the fair value method under SFAS 123, as amended.

                                                               Three-months Ended March 31,
                                                            -----------------------------------
                                                                 2002                2003
                                                            --------------       --------------
Net loss, as reported                                       $    (86,752)        $      (4,388)
Deduct:  Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                               (60)                  (60)
                                                            ------------         -------------
Pro forma net loss                                          $    (86,812)        $      (4,448)
                                                            ============         =============

Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three-months ended March 31, 2002 and 2003, respectively, is not necessarily representative of the pro forma effects on the results of operations for future periods.

Debt

As of March 31, 2003, there were $5.0 million in outstanding advances under the Company's $30.0 million revolving credit facility, which bear interest approximating 4.7% at March 31, 2003. In addition, there is an annually renewable stand-by letter of credit in the amount of $2.0 million in connection with a real estate lease entered into by the Company. While this letter of credit is in effect, the Company's available borrowing under the revolving credit facility is reduced by $2.0 million.

Inventories

Inventories are comprised of the following:

                                                                  December 31,     March 31,
                                                                      2002           2003
                                                                 -----------      -----------
     Finished goods                                              $    18,178      $    17,353
     Raw materials                                                       181              146
     Less - allowance for obsolescence                                (3,072)          (3,083)
                                                                 -----------      -----------
                                                                 $    15,287      $    14,416
                                                                 ===========      ===========

Intangibles

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill and indefinite lived intangible assets as of December 31 2002 and March 31, 2003 are as follows:

                                                      -----------------------------------   ----------------------------------------
                                                                 December 31, 2002                       March 31, 2003
                                                      -----------------------------------   ----------------------------------------
                                                                 Accumulated                            Accumulated
                                     Useful Lives        Gross   Amortization      Net        Gross     Amortization     Net
                                    ---------------   ---------  ------------   ---------   ---------   ------------   --------
Customer Lists                      7-9 yrs           $  62,911   $  (21,456)   $ 41,455    $  62,911    $  (22,984)   $ 39,927
Copyrights                          8 yrs                21,053       (8,139)     12,914       21,053        (8,917)     12,136
Product Titles                      7 yrs                13,475      (10,256)      3,219       13,475       (10,669)      2,806
Trade name                          5 yrs                 3,520       (3,049)        471        3,520        (3,391)        129
Workforce in place                  3 yrs                 2,980       (2,980)          -        2,980        (2,980)          -
Non-compete agreements              2 yr                 77,334      (77,334)          -       77,334       (77,334)          -
Databases                           4-10 yrs                560         (551)          9          560          (560)          -
Other                               1-5 yrs                 677         (396)        281          677          (396)        281
                                                      ---------  ------------   ---------   ---------   ------------   --------
                          Total:                      $ 182,510   $ (124,161)   $ 58,349    $ 182,510    $ (127,231)   $ 55,279
                                                      =========  ============   =========   =========   ============   ========

For trademarks not subject to amortization, which is included in other intangible assests, the total carrying amount was $42,150 as of December 31, 2002 and March 31, 2003, respectively. The intangible amortization expense recorded was $3,568 and $3,070 as of March 31, 2002 and 2003, respectively.

The estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the year ended December 31,
------------------------------------
2003 ....................  $  11,146
2004 ....................  $   8,865
2005 ....................  $   7,424
2006 ....................  $   5,673
2007 ....................  $   4,191

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

Notes Offering and Guarantor and Non-Guarantor Financial Information

In connection with the recapitalization and purchase of Weekly Reader during November 1999, the Company, Weekly Reader and Compass as co-issuers completed an offering of $152.0 million 12 3/4% Senior Subordinated Notes due 2009 (the "Old Notes"). In June 2000, the Old Notes were exchanged in full for $152.0 million of new 12 3/4% Senior Subordinated Notes due 2009 (the "Notes"), which have terms that are substantially identical to the Old Notes except that the Notes were registered with the Securities and Exchange Commission. Interest on the Notes is payable semi-annually, on May 15 and November 15 of each year. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of the Company, including CompassLearning, a 100% wholly owned subsidiary and Weekly Reader , a non-wholly owned subsidiary of the Company (collectively, the "Subsidiary Guarantors").

The following tables present condensed consolidating financial information for the three-months ended March 31, 2002 and 2003 for: (1) the Company on a standalone basis, (2) Weekly Reader Corporation, a non-wholly owned subsidiary,
(3) CompassLearning, Inc., a wholly owned subsidiary on a standalone basis, (4) the non-guarantor subsidiary of the Company (ChildU, Inc.), and (5) the Company on a consolidated basis.

Separate financial statements for CompassLearning are not presented and it is not filing a separate report under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

                                                                 Subsidiary Guarantors
                                                                 -----------------------
                                                                                 Compass
                                                     WRC Media   Weekly Reader  Learning   Non-Guarantor              WRC Media Inc.
                                                        Inc.      Corporation     Inc.      Subsidiaries  Elimination  Consolidated
                                                     ----------  -------------  ---------  -------------  ----------- -------------
                                                                              (In thousands)
Balance Sheet as of  March 31, 2003
Current assets                                        $   9,422    $ 111,665    $  19,663    $   1,601    $ (86,457)   $  55,894
Property and equipment, net                                 -          5,075          499          217          -          5,791
Goodwill and other intangible assets, net               168,091       52,695       26,579       13,413          -        260,778
Other assets                                            105,138       45,395        6,329        1,618     (118,719)      39,761
                                                      ---------    ---------    ---------    ---------    ---------    ---------
Total assets                                          $ 282,651    $ 214,830    $  53,070    $  16,849    $(205,176)   $ 362,224
                                                      =========    =========    =========    =========    =========    =========

Current liabilities:                                  $  91,200    $  47,601    $  26,333    $  10,645    $ (86,448)   $  89,331
Long-term debt, less current portion                    147,380      103,125       18,600          -            -        269,105
Other liabilities                                        20,791        2,160        3,404          -            -         26,355
Common stock subject to redemption                          940          -            -            -            -            940
Redeemable preferred stock, plus accrued dividends      114,657       75,000          -            -        (75,000)     114,657
Stockholders equity (deficit):                          (92,317)    (141,595)       2,115        6,204       87,429     (138,164)
Interdivisional equity                                      -        128,539        2,618     (131,157)         -
                                                      ---------    ---------    ---------    ---------    ---------    ---------
Total liabilities and stockholders equity (deficit)   $ 282,651    $ 214,830    $  53,070    $  16,849    $(205,176)   $ 362,224
                                                      =========    =========    =========    =========    =========    =========

                                                                 Subsidiary Guarantors
                                                                 -----------------------

                                                                                 Compass
                                                     WRC Media   Weekly Reader  Learning   Non-Guarantor              WRC Media Inc.
                                                        Inc.      Corporation     Inc.      Subsidiaries  Elimination  Consolidated
                                                     ----------  -------------  ---------  -------------  ----------- -------------
                                                                             (In thousands)
Statement of operations for the three months
ended March 31, 2003

Revenue                                               $     -      $  34,758    $  11,246    $     973    $     -      $  46,977
Operating expenses                                        1,524       28,071       12,925          944          -         43,464
Interest expense, net                                     5,212        6,822          -            -         (4,952)       7,082
Other (income) expense                                      237           (6)         -            -            -            231
Provision for income taxes                                  398          175           15          -            -            588
                                                      ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss)                                     $  (7,371)   $    (304)   $  (1,694)   $      29    $   4,952    $  (4,388)
                                                      =========    =========    =========    =========    =========    =========

Cash flow for the three months
ended March 31, 2003

Cash flow provided by (used in) operations            $    (537)   $ (12,742)   $     709    $      23    $   4,846    $  (7,701)
Cash flow used in investing activities                      -           (105)        (515)        (386)         -         (1,006)
Cash flow provided by (used in) financing activities        318        7,496         (194)         367       (4,846)       3,141
Cash at beginning of period                               1,154        7,819            4          118          -          9,095
                                                      ---------    ---------    ---------    ---------    ---------    ---------
Cash at end of period                                 $     935    $   2,468    $       4    $     122        $ -      $   3,529
                                                      =========    =========    =========    =========    =========    =========

Statement of operations for the three months ended March 31, 2002

Revenue                                               $     -      $  34,008    $  12,528    $     251    $     -      $  46,787
Operating expenses                                        1,058       28,088       14,638          585          -         44,369
Interest expense, net                                     5,168        7,091           11          -         (4,939)       7,331
Other (income) expense                                      493          (11)          (4)         -            -            478
Provision for income taxes                                7,708        1,614           17          -            -          9,339
Cumulative effect of accounting change                      -         72,022          -            -            -         72,022
                                                      ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss)                                     $ (14,427)   $ (74,796)   $  (2,134)   $    (334)   $   4,939    $ (86,752)
                                                      =========    =========    =========    =========    =========    =========

Cash flow for the three months
ended March 31, 2002

Cash flow provided by (used in) operations            $  (2,299)   $  (7,645)   $  (6,196)   $  (1,224)   $  11,980    $  (5,384)
Cash flow used in investing activities                      -           (257)        (995)        (563)         -         (1,815)
Cash flow provided by (used in) financing activities      1,829        6,545        7,031        1,816      (11,980)       5,241
Cash at beginning of period                               2,643        5,691          394          191          -          8,919
                                                      ---------    ---------    ---------    ---------    ---------    ---------
Cash at end of period                                 $   2,173    $   4,334    $     234    $     220        $ -      $   6,961
                                                      =========    =========    =========    =========    =========    =========

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                                    December 31,        March 31,
                                                                                                        2002               2003
                                                                                                   --------------      -------------
                                                                                                                        (unaudited)
ASSETS
Current Assets:

     Cash                                                                                            $      7,819      $      2,468
     Accounts receivable, net                                                                              22,881            20,378
     Inventories, net                                                                                      14,210            13,290
     Due from related party                                                                                 9,438            10,976
     Prepaid expenses                                                                                       2,957             3,911
     Other current assets                                                                                   1,797             1,630
                                                                                                     ------------      ------------
       Total current assets                                                                                59,102            52,653

Property and equipment, net                                                                                 5,409             5,075
Goodwill                                                                                                   35,018            35,018
Deferred financing costs, net                                                                                 692               647
Other intangible assets, net                                                                               18,833            17,677
Other assets and investments                                                                               25,033            28,572
                                                                                                     ------------      ------------
       Total Assets                                                                                  $    144,087      $    139,642
                                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                                                $     18,883      $     13,723
     Deferred revenue                                                                                      20,369            13,856
     Accrued expenses and other current liabilities                                                        18,706            16,937
     Current portion of long-term debt                                                                      7,721             8,108
                                                                                                     ------------      ------------
       Total current liabilities                                                                           65,679            52,624

Deferred tax liability                                                                                      2,000             2,160
Long-term debt                                                                                            266,219           269,105
                                                                                                     ------------      ------------
       Total liabilities                                                                                  333,898           323,889
                                                                                                     ------------      ------------

Commitments and contingencies
Redeemable preferred stock, plus accrued dividends (Liquidation                                           118,846           123,303
preference of $75,000 plus accrued dividends)

Stockholders' deficit:
     Common stock, ($.01 par value, 20,000,000 shares authorized;
     2,830,000 shares issued & outstanding)                                                                    28                28
     Additional paid-in capital                                                                             9,133             9,133
     Due from parent                                                                                      (63,464)          (57,596)
     Accumulated comprehensive income                                                                      (3,357)           (3,357)
     Accumulated deficit                                                                                 (250,997)         (255,758)
                                                                                                     ------------      ------------
       Total stockholders' deficit                                                                       (308,657)         (307,550)
                                                                                                     ------------      ------------
       Total liabilities and stockholders' deficit                                                   $    144,087      $    139,642
                                                                                                     ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)
                             (dollars in thousands)

                                                                                                         2002              2003
                                                                                                     ------------      ------------
Cash flows from operating activities:

Net loss                                                                                             $    (74,796)     $       (304)

Adjustments to reconcile net loss to net cash used in operating activities:
    Cumulative effect of change in accounting principle                                                    72,022               -
    Deferred income tax provision                                                                           1,520               160
    Depreciation and amortization                                                                           2,668             2,693
    Amortization of deferred financing costs                                                                   45                45
    Gain (loss) on disposition of property and equipment                                                        3                (1)
    Interest expense-accretion of debt discount                                                                94               107
Changes in operating assets and liabilities:
    Decrease in accounts receivable                                                                         4,683             2,503
    Decrease in inventories                                                                                   621               920
    Decrease (increase) in prepaid expenses and other assets                                                  522            (5,425)
    Decrease in accounts payable                                                                           (2,669)           (5,160)
    Decrease in deferred revenue                                                                           (5,079)           (6,513)
    Decrease in accrued expenses and other liabilities                                                     (7,279)           (1,767)
                                                                                                     ------------      ------------
Net cash used in operating activities                                                                      (7,645)          (12,742)
                                                                                                     ------------      ------------

Cash flows used in investing activities:

Purchase of property and equipment                                                                           (257)             (109)
Proceeds from disposition of property and equipment                                                           -                   4
                                                                                                     ------------      ------------
Net cash used in investing activities                                                                        (257)             (105)
                                                                                                     ------------      ------------

Cash flows from financing activities:

Net proceeds from revolving line of credit                                                                  7,000             5,000
Retirement of senior bank debt                                                                             (1,446)           (1,834)
Decrease (increase) in due from parent, net                                                                 4,014            (1,538)
(Increase) decrease in due from related party                                                              (3,023)            5,868
                                                                                                     ------------      ------------
Net cash provided by financing activities                                                                   6,545             7,496
                                                                                                     ------------      ------------

Decrease in cash and cash equivalents                                                                      (1,357)           (5,351)

Cash, beginning of period                                                                                   5,691             7,819
                                                                                                     ------------      ------------

Cash, end of period                                                                                  $      4,334      $      2,468
                                                                                                     ============      ============

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                             $      2,838      $      2,053
                                                                                                     ============      ============
Cash paid during the period for income taxes                                                         $         94      $         15
                                                                                                     ============      ============
Preferred stock dividends accrued                                                                    $      4,540      $      4,457
                                                                                                     ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

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

These condensed consolidated financial statements should be read in conjunction with Weekly Reader Corporation and Subsidiaries annual financial statements and related notes for the year ended December 31, 2002. The operating results for the three-month periods ended March 31, 2002 and 2003 are not necessarily indicative of the results that may be expected for a full year.

Recent Accounting Pronouncements

In November 2002, FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The Company has adopted the disclosure provisions. Additionally, the recognition of a guarantor's obligation should be applied on a perspective basis to guarantees issued after December 31, 2002. The Company does not believe that the recognition provisions of FIN 45 will not have a material effect on its Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS 143 which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for the Company beginning January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Company's results of operations or financial position.

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment as well. Goodwill recognized on or before June 30, 2001 has been assigned to various reporting units and has been tested for impairment during the six-months ending June 30, 2002, the period in which SFAS No. 142 is initially applied in its entirety. On January 1, 2002, WRC adopted SFAS No. 142 for its goodwill and identifiable intangible assets. Upon adoption, WRC ceased the amortization of goodwill and other indefinite lived intangible assets, which consist of trademarks.

WRC completed the transitional impairment tests on its goodwill and indefinite-lived intangibles during the second quarter ended June 30, 2002. WRC has three reporting units with goodwill. Goodwill was tested for impairment at the reporting unit level. As a result, WRC recorded a transitional goodwill and indefinite lived intangible asset impairment charge of $72,022 at its subsidiary, American Guidance Service, Inc. This charge is reported as cumulative effect of accounting change, as of January 1, 2002, in the Condensed Consolidated Statement of Operations. WRC is required to perform impairment tests on an annual basis, or between yearly tests under certain circumstances for goodwill and indefinite lived intangibles. WRC performed the required impairment tests during the fourth quarter of 2002. No further impairment of goodwill and indefinite lived intangibles was noted. There can be no assurance that future impairment tests will not result in a charge to earnings.

WRC also recorded non-cash deferred income tax expense of approximately $1,360 on January 1, 2002 related to the adoption of SFAS 142. The non-cash charge of $1,360 on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with WRC's net operating losses. Historically, WRC did not need a valuation allowance for the portion of their net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by WRC's net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, WRC will continue to amortize these assets for tax purposes. As a result, WRC will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of WRC's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, WRC recorded non-cash deferred income tax expense of $160 for the three-months ended March 31, 2002 and 2003. WRC expects that it will record an additional $480 of deferred tax liabilities during the remaining nine months of 2003.

WRC adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues," (SFAS No. 133, as amended) as of January 1, 2001. FASB Statement of Financial Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued in April 2003. FASB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities" and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the Board as part of the Derivatives Implementation Group ("DIG") process. SFAS 149 contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements", and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities, No. 91, "Accounting for nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", No. 95, "Statement of Cash Flows", and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities". Pursuant to the terms of the Amended and Restated Credit Agreement, the Company is required to enter into and maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount equal to at least 50% of the aggregate principal amount of the senior secured term loans. On November 15, 2002, the Company entered into a one year interest rate cap agreement with a notional of $64.8 million, which caps the LIBOR based rate, as defined, on those loans at 2.5% The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. The fair value of the interest rate cap at March 31, 2003 is de-minimus.

Restructuring and other non-recurring expenses

In June 2002, FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan. FAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier adoption encouraged. The Company adopted FAS 146 in December 2002.

Of the remaining restructuring and other non-recurring expense reserve totaling approximately $2.8 million, approximately $0.5 million was spent in the first three-months of 2003 and the remaining $2.3 million is expected to be spent as follows: 2003 - remaining nine months of 2003 $0.6 million and 2004 and beyond - $1.7 million.

Components of the company's restructuring plan in the fourth quarter of 2002 are shown in the following table:

(000's)                          Balance at                        Amount         Balance at
                              December 31, 2002    Charges          Paid        March 31, 2003
                              ----------------- -------------- ---------------  ----------------
Severance and other benefits  $           649                  $         (288)  $           361
Lease terminations                      2,121                            (167)            1,954
                              ----------------  -------------- ---------------  ----------------
Total                         $         2,770   $       -      $         (455)  $         2,315
                              ================  ============== ===============  ================

Debt

As of March 31, 2003, there were $5.0 million in outstanding advances under WRC's $30.0 million revolving credit facility, which bear interest approximating 4.7% at March 31, 2002. In addition, there is an annually renewable stand-by letter of credit in the amount of $2.0 million in connection with a real estate lease entered into by the Company. While this letter of credit is in effect, WRC's available borrowing under the revolving credit facility is reduced by $2.0 million.

Inventories

Inventories are comprised of the following:

                                               December 31,        March 31,
                                                   2002             2003
                                              -------------       ----------
     Finished goods                           $      17,186       $   16,325
     Raw materials                                       96               48
     Less - allowance for obsolescence               (3,072)          (3,083)
                                              -------------       ----------
                                              $      14,210       $   13,290
                                              =============       ==========

Intangibles

The gross carrying amount and accumulated amortization of the WRC's intangible assets other than goodwill and indefinite-lived intangible assets as of December 31, 2002 and March 31, 200 are as follows:

                                              ---------------------------------   --------------------------------
                                                      December 31, 2002                   March 31, 2003
                                              ---------------------------------   --------------------------------
                                                         Accumulated                        Accumulated
                                               Gross     Amortization      Net      Gross   Amortization    Net
                                              --------  --------------   -------  --------  ------------  -------
Customer Lists                 7-9 yrs        $ 36,748    $ (34,001)     $ 2,747  $ 36,748   $ (34,200)   $ 2,548
Copyrights                     8 yrs            17,520      (14,666)       2,854    17,520     (15,201)     2,319
Product Titles                 7 yrs            22,400      (19,181)       3,219    22,400     (19,594)     2,806
Non-compete agreements         2 yrs            17,098      (17,098)           -    17,098     (17,098)         -
Databases                      4-10 yrs          5,812       (5,803)           9     5,812      (5,812)         -
Other                          2-5 yrs             264         (216)          48       264        (216)        48
                                              --------    ---------      -------  --------   ---------    --------
                     Total:                   $ 99,842    $ (90,965)     $ 8,877  $ 99,842   $ (92,121)   $ 7,721
                                              ========    =========      =======  ========   =========    ========

For trademarks not subject to amortization, which is included in other intangible assets, the total carrying amount is $9,956 as of December 31, 2002 and March 31, 2003. The intangible amortization expense recorded was $1,406 and $1,156 as of March 31, 2002 and 2003, respectively.

The estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the year ended December 31,
----------------------------------------
2003 ......................    $   3,897
2004 ......................    $   2,087
2005 ......................    $     646
2006 ......................    $     104
2007 ......................    $      13


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion is intended to assist in understanding the financial condition as of March 31, 2003 of WRC Media Inc. ("WRC Media") and its subsidiaries and their results of operations for the three-months ended
March 31, 2002 and 2003. You should read the following discussion in conjunction with the financial statements of WRC Media and Weekly Reader Corporation ("Weekly Reader") attached to this discussion and analysis. Unless the context otherwise requires, references to "Weekly Reader" herein are to Weekly Reader and its subsidiaries, including American Guidance Service, Inc. ("AGS" or "American Guidance") and World Almanac Education Group, Inc. ("World Almanac"). Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries, CompassLearning, Inc. ("CompassLearning"), Weekly Reader Corporation and its subsidiaries and ChildU, Inc. This discussion and analysis contains forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

Results of Operations for the Three-Months Ended March 31, 2003-- WRC Media Inc. and Subsidiaries

The results of operations of WRC Media and its subsidiaries encompass the operations of Weekly Reader and its subsidiaries, including AGS and World Almanac, CompassLearning, and ChildU, Inc. ("ChildU"). The results of operations of WRC Media and its subsidiaries should be read together with the separate discussion of the results of operations of Weekly Reader.

In analyzing WRC Media's results for the three-months ended March 31, 2002 and 2003, respectively, the seasonal nature of WRC Media's business should be considered. As a result of seasonality, approximately 20% of WRC Media's publication and related service revenues usually occur in its first quarter, 20% in its second quarter, and 60% in the third and fourth quarters combined. However, unlike this revenue stream, many of WRC Media's expenses are incurred evenly throughout the year.

WRC Media analyzes its revenues, expenses and operating results on a percentage of sales basis. The following table sets forth, for the periods indicated, consolidated statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net sales.

                                                                           Three Months Ended March 31,
                                                                        2002                        2003
                                                               --------------------------  --------------------------
                                                                Amount     % of Net Sales   Amount    % of Net Sales
                                                               ----------  --------------  ---------  ---------------
                                                                               (Dollars in millions)
Sales, net                                                     $    46.8          100.0%   $   47.0           100.0%
Cost of goods sold                                                  13.4           28.6%       12.7            27.0%
                                                               ----------  --------------  ---------  ---------------
Gross profit                                                        33.4           71.4%       34.3            73.0%
Costs and expenses:
      Sales and marketing                                           13.3           28.4%       11.6            24.7%
      Research and development                                       0.4            0.9%        0.7             1.5%
      Distribution, circulation and fulfillment                      3.2            6.8%        3.5             7.4%
      Editorial                                                      2.8            6.0%        2.6             5.5%
      General and administrative                                     5.7           12.2%        6.7            14.3%
      Restructuring costs and other non-recurring expenses           -              0.0%        0.5             1.1%
      Depreciation                                                   0.8            1.7%        0.6             1.3%
      Amortization of intangible assets                              4.8           10.3%        4.6             9.8%
                                                               ----------  --------------  ---------  ---------------
                                                                    31.0           66.3%       30.8            65.6%
                                                               ----------  --------------  ---------  ---------------

Income from operations                                               2.4            5.1%        3.5             7.4%
                                                               ----------  --------------  ---------  ---------------
Interest expense, including amortization
of deferred financing costs                                         (7.3)         (15.6%)      (7.1)          (15.1%)
Loss on investments                                                 (0.3)          (0.6%)       -               0.0%
Other expense, net                                                  (0.2)          (0.4%)      (0.2)           (0.4%)
                                                               ----------  --------------  ---------  ---------------
Loss before income tax provision                                    (5.4)         (11.5%)      (3.8)           (8.1%)
Income tax provision                                                 9.3           19.9%        0.6             1.3%
                                                               ----------  --------------  ---------  ---------------
Loss before cumulative effect of change
   in accounting principle                                         (14.7)         (31.4%)      (4.4)           (9.4%)
Cumulative effect of change in accounting principle                (72.0)        (153.8%)       -               0.0%
                                                               ----------  --------------  ---------  ---------------
Net loss                                                       $   (86.7)        (185.2%)  $   (4.4)           (9.4%)
                                                               ==========  ==============  =========  ===============

      EBITDA (a)                                               $     7.5           16.0%   $    9.3            19.8%
                                                               ==========  ==============  =========  ===============

      Adjusted EBITDA(b)                                       $     8.1           17.3%   $    9.1            19.4%
                                                               ==========  ==============  =========  ===============

(a) EBITDA is defined as income (loss) before interest expense, taxes, depreciation and amortization. EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business unit's performance based on their EBITDA results. EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments.

(b) Adjusted EBITDA is defined as EBITDA excluding WRC Media's unrestricted subsidiaries. Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and ThinkBox "Unrestricted Subsidiaries" under its Credit Agreement so as to: (i) exclude them from all the negative covenants in the Credit Agreement including the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and (ii) permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox financial performance will not be included in any covenant calculations or in any measures of adjusted EBITDA. According, adjusted EBITDA is defined as WRC Media consolidated EBITDA excluding the $0.1 million EBITDA loss in 2003 and the $0.6 EBITDA loss in 2002 contributed by its unrestricted subsidiaries - ChildU and ThinkBox.

Three-Months Ended March 31, 2003 Compared to Three-Months Ended March 31, 2002

Sales, net. For the three-months ended March 31, 2003, net sales increased $0.2 million, or 0.4%, to $47.0 million from $46.8 million for the same period in 2002. This increase was primarily due to an increase in sales at Weekly Reader of $0.8 million, or 2.4%, to $34.8 million from $34.0 million for the same period in 2002 combined with an increase in sales at ChildU of $0.7 million, or 233.3%, to $1.0 million from $0.3 million for the same period in 2002. These sales increases were primarily offset by a decrease in sales at CompassLearning.

Weekly Reader, not including AGS and World Almanac, sales increased primarily $1.3 million, or 14.1%, to $10.5 million from $9.2 million for the same period in 2002. This was attributable to higher custom publishing shipments by Weekly Reader's subsidiary Lifetime Learning Systems.

AGS sales decreased $0.4 million, or 3.3%, to $11.7 million for the three-months ended March 31, 2003 from $12.1 million for the same period in 2002, primarily due to the growth in core curriculum and assessment products of $0.2 million, primarily offset by a $0.6 million decrease in supported/backlist curriculum products.

World Almanac sales decreased by $0.1 million, or 0.8%, to $12.6 million for the three-months ended March 31, 2003 from $12.7 million for the same period in 2002. Excluding sales of $1.3 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively, from World Almanac's non-core business, Funk & Wagnalls Yearbooks, sales remained relatively flat at $11.2 million.

CompassLearning sales decreased $1.3 million, or 10.4%, to $11.2 million for the three months ended March 31, 2003 from $12.5 million for the same period in 2002. This decrease was primarily due to (1) a decrease in software revenue of $0.4 million, or 7.0%, to $5.3 million from $5.7 million in 2002 primarily as a result of delayed Title 1 funding and post-September 11 state budget deficits, which contributed to additional spending delays, (2) a decrease in service revenue from technical support of $0.3 million, or 8.6%, to $3.2 million from $3.5 million in 2002, and (3) a decrease in professional development revenue of $0.6 million, or 19.4%, to $2.5 million from $3.1 million in 2002. CompassLearning did recognize $0.2 million in sales in both three-months ended March 31, 2003 and 2002 from hardware sales which is considered a non-core business.

ChildU, WRC's unrestricted subsidiary, sales increased $0.7 million or 233.3% to $1.0 million for the three-months ended March 31, 2003 from $0.3 million for the same period in 2002 driven by sales of its web-enabled curriculum products.

The K-12 funding environment continues to be impacted by growing state budget deficits, which have been causing reductions in state and local educational spending, including spending on supplemental educational materials. While we believe WRC will benefit from numerous provisions in the federal No Child Left Behind Act (the "NCLB Act"), most of this federal educational funding will not be available until later in 2003. Although we expect that federal educational funding will increase in 2003 as a result of the NCLB Act, we do not believe this funding improvement will be sufficient to offset cuts in state and local education funding. In addition, as a result of budget deficits it is expected that buying decisions may be put off by many states and local school districts until fiscal year 2004, which typically begins July 1, 2003. We expect these cuts and delayed purchases will negatively affect our top-line revenue in the second quarter and may continue to affect our top-line revenue beyond the second quarter. The uncertainty in the current operation environment makes it difficult to forecast future results.

Gross profit. For the three-months ended March 31, 2003, gross profit increased by $0.9 million, or 2.7%, to $34.3 million from $33.4 million for the same period in 2002. This increase was primarily attributable to $0.8 higher margin at Weekly Reader and $0.7 at ChildU, offset by a lower software margin at CompassLearning of $0.6 million. WRC Media's gross profit as a percentage of sales increased to 73.0% for the three-months ended March 31, 2003 from 71.4% for the same period in 2002.

Costs and expenses. For the three-months ended March 31, 2003, costs and expenses decreased by $0.2 million, or 0.6%, to $30.8 million from $31.0 million for the same period in 2002. This was primarily attributable to $1.7 million or 12.8% decrease in sales and marketing expenses, offset by an increase of $1.0 million in general and administrative expenses and an increase of $0.5 million in restructuring and non-recurring expenses incurred by the Company. The increase in general and administrative expenses was primarily driven by an increase in bad debt reserves at CompassLearning. During the quarter ended March 31, 2003 CompassLearning recorded an additional bad debt reserve of $0.9 million in order to increase its allowance for doubtful accounts. This reserve was recorded due to the uncertainty of collection of the receivable which resulted from a change in financial condition of the purchaser.

Income from operations. For the three-months ended March 31, 2003, income from operations increased $1.1 million or $45.8%, to $3.5 million from $2.4 million for the same period in 2002, due to the factors described above. This increase was primarily due to $0.9 million higher gross profit driven by higher sales and $0.2 million lower operating costs and expenses as described above.

Interest expense, including amortization of deferred financing costs. For the three-months ended March 31, 2003, interest expense decreased by $0.2 million, or 2.7%, to $7.1 million from $7.3 million for the same period in 2002 and interest expense as a percentage of sales decreased to 15.1% from 15.6% for the same period in 2002.

Loss on investments. For the three-months ended March 31, 2003, loss on investments decreased $0.3 million to $0.0 from $0.3 for the same period in 2002. The loss in the prior period related to WRC Media's minority investment in ThinkBox, Inc.

Income tax provision. For the three-months ended March 31, 2003, the provision for income taxes decreased $8.7 million or 93.5% to an income tax provision of $0.6 million from $9.3 million for the same period in 2002. The Company recorded non-cash deferred income tax expense of $8.7 million on January 1, 2002 and $0.5 during the three-months ended March 31, 2002 and 2003, which would not have been required prior to the adoption of SFAS 142. The non-cash charge of $8.7 million on January 1, 2002 was recorded to increase the valuation allowance related to the Company's net operating losses. As a result of the adoption of SFAS 142, book amortization will not occur during the carry-forward period of the operating losses. In addition, since book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each year because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded.

Net loss. For the three-months ended March 31, 2003, net loss decreased by $82.3 million, or 94.9%, to $4.4 million from $86.7 million for the same period in 2002 primarily due to the non-cash charges recorded in the prior period resulting in the Company's adoption of SFAS No. 142 as described above.

EBITDA / ADJUSTED EBITDA. For the three-months ended March 31, 2003, EBITDA increased $1.0 million or 12.3% to $9.1 million from $8.1 million for the same period in 2002. The increase was primarily attributable to the higher sales and the reduced operating expenses discussed above. EBITDA is defined as income
(loss) before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization not including WRC Media's unrestricted subsidiaries. EBITDA data is included because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business unit's performance based on their EBITDA results. EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments. Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and ThinkBox "Unrestricted Subsidiaries" under its Credit Agreement so as to: (i) exclude them from all the negative covenants in the Credit Agreement including the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and
(ii) permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox performance will not be included in any covenant calculations. See EBITDA / Adjusted EBITDA reconciliation to net loss below ($ in 000's):

EBITDA / Adjusted EBITDA reconciliation to Net Loss      2002          2003
                                                     -------------  ------------

     Net Loss                                        $    (86,752)  $    (4,388)
     Depreciation and amortization of intangibles**         5,609         5,508
     Income taxes                                           9,339           588
     Interest expense                                       7,331         7,082
     Non-cash cumulative effect of accounting change       72,022           -
     Restructuring charges                                    -             288
     Non-recurring charges                                    -             192
                                                     -------------  ------------
EBITDA                                                      7,549         9,270
     Add: ChildU EBITDA (income)loss                          329          (138)
     Add: Thinkbox EBITDA loss                                253             -
                                                     -------------  ------------
Adjusted EBITDA                                      $      8,131   $     9,132
                                                     =============  ============

** 2003 Amount includes amortization of capitalized software costs of $259 which are included in operating costs and expenses above.

Results of Operations for the Three-Months Ended March 31, 2003 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.

                            Weekly Reader - 3 Months

                                                                       Three Months Ended March 31,
                                                             2002                       2003
                                                           -------------------------  --------------------------
                                                            Amount    % of Net Sales   Amount     % of Net Sales
                                                           ---------  --------------  ----------  --------------
                                                                          (Dollars in millions)

Sales, net                                                 $   34.0          100.0%   $    34.8          100.0%
Cost of goods sold                                              8.4           24.7%         8.4           24.1%
                                                           ---------  --------------  ----------  --------------
Gross profit                                                   25.6           75.3%        26.4           75.9%
Costs and expenses:
      Sales and marketing                                       7.2           21.2%         6.3           18.1%
      Distribution, circulation and fulfillment                 3.2            9.4%         3.5           10.1%
      Editorial                                                 2.8            8.2%         2.6            7.5%
      General and administrative                                3.8           11.2%         4.6           13.2%
      Depreciation                                              0.5            1.5%         0.4            1.1%
      Amortization of intangible assets                         2.2            6.4%         2.3            6.6%
                                                           ---------  --------------  ----------  --------------
                                                               19.7           57.9%        19.7           56.6%
                                                           ---------  --------------  ----------  --------------

Income from operations                                          5.9           17.4%         6.7           19.3%

Interest expense                                               (7.1)         (20.9%)       (6.8)         (19.6%)
                                                           ---------  --------------  ----------  --------------
Loss before income tax provision                               (1.2)          (3.5%)       (0.1)          (0.3%)
Income tax provision                                            1.6            4.7%         0.2            0.6%
                                                           ---------  --------------  ----------  --------------
Loss before cumulative effect of change
   in accounting principle                                     (2.8)          (8.2%)       (0.3)          (0.9%)
Cumulative effect of change in accounting principle           (72.0)        (211.8%)          -            0.0%
                                                           ---------  --------------  ----------  --------------
Net loss                                                   $  (74.8)        (220.0%)  $    (0.3)          (0.9%)
                                                           =========  ==============  ==========  ==============

      EBITDA(a)                                            $    8.6           25.3%   $     9.4           27.0%
                                                           =========  ==============  ==========  ==============

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

Three-Months Ended March 31, 2003 Compared to Three-Months Ended March 31, 2002

Sales, net. For the three-months ended March 31, 2003, sales increased $0.8 million or 2.4% to $34.8 million from $34.0 million for the same period in 2002. At Weekly Reader, not including AGS and World Almanac, net sales increased $1.3 million, or 14.1%, to $10.5 million from $9.2 million for the same period in 2002. This was primarily attributable to higher custom publishing shipments by Weekly Reader's subsidiary Lifetime Learning Systems.

At AGS, sales decreased $0.4 million, or 3.3%, to $11.7 million for the three-months ended March 31, 2003 from $12.1 million for the same period in 2002, primarily due a $0.6 million decrease in supported/backlist curriculum products partially offset by growth in core curriculum and assessment products of $0.2 million.

At World Almanac, sales decreased by $0.1 million, or 0.8% to $12.6 million for the three-months ended March 31, 2003 from $12.7 million for the same period in 2002. Excluding sales of $1.3 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively, from World Almanac's non-core business, Funk & Wagnalls Yearbooks, sales remained relatively flat at $11.2 million.

Gross profit. For the three-months ended March 31, 2003, gross profit increased $0.8 million, or 3.1% to $26.4 million from $25.6 million for the same period in 2002. Gross profit as a percentage of sales increased to 75.9% for the three-months ended March 31, 2003 from 75.3% for the same period in 2002. This increase was primarily attributable to the higher sales volume mentioned above.

Costs and expenses. For the three-months ended March 31, 2003, costs and expenses remained unchanged at $19.7 million with the same period in 2002, and costs and expenses as a percentage of sales decreased to 56.6% for the three-months ended March 31, 2003 from 57.9% for the same period in 2002. The $0.9 million decrease in sales and marketing expenses was offset by a $0.8 million increase in general and administrative expenses and a $0.1 decrease in other expenses.

Income from operations. For the three-months ended March 31, 2003, income from operations increased by $0.8 million, or 13.6%, to $6.7 million from $5.9 million for the same period in 2002 and income from operations as a percentage of sales improved to 19.3% from 17.4% for the same period in 2002. This increase was primarily due to the factors described above.

Interest expense. For the three-months ended March 31, 2003, interest expense decreased by $0.3 million, or 4.2%, to $6.8 million from $7.1 million for the same period in 2002 and interest expense as a percentage of sales decreased to 19.6% from 20.9% for the same period in 2002.

Income tax provision. For the three-months ended March 31, 2003, provision for income taxes decreased by $1.4 million, or 87.5%, to $0.2 million from $1.6 million for the same period in 2002. Weekly Reader also recorded non-cash deferred income tax expense of approximately $1.4 million on January 1, 2002 related to the adoption of SFAS 142. The non-cash charge of $1.4 million on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with Weekly Reader's net operating losses. Historically, Weekly Reader did not need a valuation allowance for the portion of their net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by Weekly Reader's net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, Weekly Reader will continue to amortize these assets for tax purposes. As a result, Weekly Reader will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of Weekly Reader's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, Weekly Reader recorded non-cash deferred income tax expense of $0.2 million for the three-months ended March 31, 2002 and 2003.

Net loss. For the three-months ended March 31, 2003, net loss decreased by $74.5 million, or 99.6%, to $0.3 million from $74.8 million for the same period in 2002 primarily due to the non-cash charges recorded in the prior period resulting in the Company's adoption of SFAS No. 142 as described above. Net loss as a percentage of net sales improved to 0.9% for the three-months ended
March 31, 2003 from 220.0% for the same period in 2002.

EBITDA. For the three-months ended March 31, 2003, EBITDA increased $0.8 million, or 9.3%, to $9.4 million from $8.6 million for the same period in 2002. This increase is primarily attributable to the factors described above. EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA data is included because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's ability to pay interest, repay debt and make capital expenditures. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business unit's performance based on their EBITDA results. EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments. See EBITDA reconciliation to our net loss below ($ in 000's):

                                                         2002          2003
                                                     -------------  ------------
EBITDA reconciliation
     Net Loss                                        $    (74,796)  $      (304)
     Depreciation and amortization of intangibles           2,668         2,693
     Income taxes                                           1,614           175
     Interest expense                                       7,091         6,822
     Non-cash cumulative effect of accounting change       72,022             -
                                                     -------------  ------------
EBITDA                                               $      8,599   $     9,386
                                                     =============  ============

Liquidity, Working Capital and Capital Resources

WRC Media's sources of cash are its (i) operating subsidiaries, Weekly Reader Corporation and CompassLearning, Inc. and (ii) a $30.0 million revolving credit facility. As of March 31, 2003, $5.0 million of the revolving credit facility has been drawn which bears interest approximating 4.7%. Additionally, a stand-by letter of credit in the amount of $2.0 million is outstanding in connection with a real estate lease. While this letter of credit is in effect, it reduces available borrowing under the revolving credit facility by $2.0 million. We expect these sources of cash to be adequate for the Company's needs for the foreseeable future.

As of March 31, 2003, WRC Media and its subsidiaries had negative working capital of $33.4 million. For the January through June time period, WRC Media and its subsidiaries usually experience negative cash flow due to the seasonality of its business. As a result of this business cycle, borrowings usually increase during the period January through June, and borrowings generally will be at its lowest point in fourth quarter. WRC Media's cash and cash equivalents were approximately $3.5 million at March 31, 2003. Included in cash is approximately $0.8 million of restricted monies, which represent the remaining proceeds from the issuance of $13.75 million of 18% Junior Cumulative Convertible Preferred Stock on May 9, 2001 used to purchase and fund ChildU and its minority investment in ThinkBox. The $0.8 million in funds cannot be commingled with WRC Media's cash from operations or borrowings under its revolving credit facility. Similarly, the Company cannot use cash from operations or borrowings under its revolving credit facility to fund ChildU's operation or WRC Media's investment in ThinkBox.

WRC Media and its subsidiaries' operations used approximately $7.7 million in cash for the three-months ended March 31, 2003. WRC Media and its subsidiaries principal uses of cash are for debt service, capital expenditures, working capital and potential acquisitions.

WRC Media and its subsidiaries investing activities for the three-months ended March 31, 2003 included investments in software development of approximately $0.9 million and capital expenditures of approximately $0.1 million.

WRC Media and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the three-months ended March 31, 2003, financing activities provided cash of $3.1 million, which primarily resulted from borrowings of $5.0 million under the revolving credit facility partially offset by a $1.8 million repayment of the senior secured term loans. We believe that our current cash position, cash from operations and the availability under our revolving credit facility is sufficient to finance the Company's operations through December 31, 2003.

The terms of our senior secured credit agreement require us on an ongoing basis to meet certain financial covenants, including a maximum leverage ratio covenant and a minimum fixed charge coverage ratio covenant. Compliance with these covenants is measured as of the last day of each fiscal quarter. Each ratio becomes more stringent periodically through March 31, 2004. With respect to the first two fiscal quarters of 2003, we are required to have a leverage ratio not in excess of 5.75:1.0 and a fixed charge coverage ratio not less than 1.05:1.0. For the fiscal quarter ended March 31, 2003, our leverage ratio was 5.27:1.0 and our fixed charge coverage ratio was 1.17:1.0.

As of March 31, 2003, we were in compliance with our financial covenants. Our compliance with the financial covenants in our credit agreement in future quarters is primarily dependant on our ability to increase sales and control costs. We are pursuing a variety of sales and cost control initiatives. If these initiatives are not successful or the educational funding environment of our customers does not improve later this year, we may not be able to comply with our quarterly financial covenants at some point in fiscal year 2003. Accordingly, we are currently exploring various potential alternatives that may be available to us in the event we do not comply with such quarterly financial covenants. We cannot assure you that we will be successful in achieving any of these alternatives or that they will be achieved on a timely basis with reasonable terms or at all.

If we are unable to comply with the financial covenants as in effect at the end of any fiscal quarter, we will be in default under our credit agreement. Upon the occurrence of an event of default under our credit agreement, our lenders have no obligation to grant us a waiver or extend additional loans under the revolving facility and have the right to accelerate in full the repayment of all amounts outstanding under our credit agreement, including all amounts outstanding under the term loan facilities and revolving credit facility. As of March 31, 2003, $124.8 million was outstanding under our term loan facilities and there was $5.0 million of outstanding borrowings under our revolving credit facility. If any such event of default occurs under our credit agreement and the lenders take steps to accelerate the amounts due, we can make no assurance that we would be able to repay such amounts. Our credit agreement is secured by liens on substantially all of our assets. In the event that the lenders were to accelerate our prepayment obligations under the term loan facilities and the revolving facility, such action would constitute an event of default under our Notes.

Accounting Policies and Estimates

There have been no changes in accounting policies or estimates that would have a material effect on the financial statements. See Note #2 to the consolidated financial statements filed in WRC Media's annual report Form 10-K for the year ended December 31, 2002.

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

Factors that may affect the future results and financial condition

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including the following and other risks and factors identified from time to time in the Company's filings with the SEC:

The Company's ability to continue to produce successful supplemental education material and software products;

Reductions in state and local funding for educational spending materials resulting, among other things, from increasing state budget deficits.

Uncertainty in the current operating environment which makes it difficult to forecast future results.

The ability of the Company's print and electronic supplemental instructional materials to continue to successfully meet market needs;

The Company's ability to maintain relationships with its creative talent;

Changes in purchasing patterns in and the strength of educational, trade and software markets;

Competition from other supplemental education materials companies;

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

The general risks inherent in the market and the impact of rising interest rates with regard to its variable debt facilities; and

The terms of our senior secured credit agreement require us on an ongoing basis to meet certain financial covenants, including a maximum leverage ratio covenant and a minimum fixed charge coverage ratio covenant. Each ratio becomes more stringent periodically through March 31, 2004. A default under the credit agreement could result in acceleration of payment obligations and would impact our ability to finance our business through other debt agreements.

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

WRC Media is subject to market risk exposure related to changes in interest rates on the $124.8 million (as of March 31, 2003) senior secured term loans under the senior credit facilities. Interest on borrowings under the senior credit facilities will bear interest at a rate per annum equal to:

    (1) For the revolving credit facility maturing in two years and the $18.6 million senior secured term loan A facility maturing in three years, the LIBO rate as defined in the credit agreement plus 3.50% or the alternate base rate as defined in the credit agreement plus 2.50% subject to performance-based step downs; and
    (2) For the $96.5 million senior secured term loan B facility maturing in three years, the LIBO rate plus 4.25% or the alternate base rate plus 3.25%.
    (3) For the $9.7 million senior secured new term A loan facility maturing in three years, the LIBO rate plus 4.25% or the alternate base rate plus 3.25%

The senior credit facilities require WRC Media to obtain interest rate protection for at least 50% of the senior secured term loans for the duration of the senior credit facilities. On November 15, 2002, we entered into an arrangement with a notional value of $64.8 million, which terminates on November 15, 2003 and requires us to pay a floating rate of interest based on the three-month LIBO rate as defined in that arrangement with a cap rate of 2.5%. The fair value of the interest rate cap as of March 31, 2003 was de-minimus.

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

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Form 8-K, filed March 24, 2003, reporting operating results for the quarter ended December 31, 2002.

2. Form 8-K, filed March 27, 2003, reporting the transcript of an investor conference call held March 26, 2003.


Exhibit  Description
-------  -----------

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                -----------------------------------------------
                                Martin E. Kenney, Jr.
                                Director: WRC Media Inc., Weekly Reader
                                Corporation and CompassLearning, Inc.;
                                Chief Executive Officer: WRC Media Inc. and
                                CompassLearning, Inc.;
                                President: CompassLearning, Inc.; and Executive Vice President, Weekly Reader Corporation

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              -------------------------------------------------
                              Robert S. Lynch
                              Director: WRC Media Inc., Weekly Reader
                              Corporation and CompassLearning, Inc.;
                              Executive Vice President, Chief Operating Officer:
                              WRC Media Inc. and CompassLearning, Inc.; and
                              Treasurer: WRC Media Inc., Weekly Reader
                              Corporation and CompassLearning, Inc.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                  ---------------------------------------------
                                  Richard Nota
                                  Vice President, Finance: WRC Media Inc.

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert Jackson, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                  ---------------------------------------------
                                  Robert Jackson
                                  President, Weekly Reader Corporation

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                                Date:   May 15, 2003
-----------------------------------------------------                                ------------------------------
Martin E. Kenney, Jr.
Director: WRC Media Inc., Weekly Reader Corporation
and CompassLearning, Inc.;
Chief Executive Officer: WRC Media Inc. and CompassLearning, Inc.;
President: CompassLearning, Inc.; and Executive Vice President,
Weekly Reader Corporation




                                                                                Date:   May 15, 2003
-----------------------------------------------------                                ------------------------------
Robert S. Lynch
Director: WRC Media Inc., Weekly Reader Corporation
and CompassLearning, Inc.;
Executive Vice President, COO: WRC Media Inc. and
CompassLearning, Inc.; and Treasurer: WRC Media Inc.,
Weekly Reader Corporation and CompassLearning, Inc.




                                                                                Date:   May 15, 2003
-----------------------------------------------------                                ------------------------------
Richard Nota
Vice President, Finance: WRC Media Inc.




                                                                                Date:   May 15, 2003
-----------------------------------------------------                                ------------------------------
Robert Jackson
President, Weekly Reader Corporation