Form 10-Q/A
period 2003-03-31
WRC MEDIA INC
filed 2003-06-30
CIK 1102329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

---------------------------------------------------------------------------------------------
TITLE OF CLASS                              |       NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------------------------------------------------------
12 3/4% Senior Subordinated Notes due 2009  |        OVER-THE-COUNTER MARKET
---------------------------------------------------------------------------------------------

This amended filing is being made to correct an inadvertent omission of financial information now found on page 15.

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

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                         2002              2003
                                                                                                     ------------      ------------
Sales, net                                                                                          $     34,008       $     34,758

Cost of goods sold                                                                                         8,380              8,365
                                                                                                    ------------       ------------

Gross profit                                                                                              25,628             26,393
                                                                                                    ------------       ------------

Costs and expenses:
  Marketing and selling                                                                                    7,244              6,327
  Distribution, circulation and fulfillment                                                                3,171              3,510
  Editorial                                                                                                2,807              2,579
  General and administrative                                                                               3,818              4,597
  Depreciation                                                                                               467                439
  Amortization of intangible assets                                                                        2,201              2,254
                                                                                                    ------------       ------------

  Total operating costs and expenses                                                                      19,708             19,706
                                                                                                    ------------       ------------

Income from operations                                                                                     5,920              6,687

Other income (expense):
Interest expense, including amortization
of deferred financing costs                                                                               (7,091)            (6,822)
Other income, net                                                                                             11                  6
                                                                                                    ------------       ------------

Loss before income tax provision                                                                          (1,160)              (129)

Income tax provision                                                                                       1,614                175
                                                                                                    ------------       ------------

Net loss before cumulative effect of change
  in accounting principle                                                                                 (2,774)              (304)

Cumulative effect of change in accounting principle                                                      (72,022)                --
                                                                                                    ------------       ------------

Net loss                                                                                            $    (74,796)      $       (304)
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

Results of Operations for the Three-Months Ended March 31, 2003 -- WRC Media Inc. and Subsidiaries

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

EBITDA reconciliation to Net Loss                        2002          2003
                                                     -------------  ------------
     Net Loss                                        $    (74,796)  $      (304)
     Depreciation and amortization of intangibles           2,668         2,693
     Income taxes                                           1,614           175
     Interest expense                                       7,091         6,822
     Non-cash cumulative effect of accounting change       72,022             -
                                                     -------------  ------------
EBITDA                                               $      8,599   $     9,386
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



/s/ Martin E. Kenney, Jr.                                                       Date:   June 26, 2003
-----------------------------------------------------                                ------------------------------
Martin E. Kenney, Jr.
Director: WRC Media Inc., Weekly Reader Corporation
and CompassLearning, Inc.;
Chief Executive Officer: WRC Media Inc. and CompassLearning, Inc.;
President: CompassLearning, Inc.; and Executive Vice President,
Weekly Reader Corporation



/s/ Robert S. Lynch                                                             Date:   June 26, 2003
-----------------------------------------------------                                ------------------------------
Robert S. Lynch
Director: WRC Media Inc., Weekly Reader Corporation
and CompassLearning, Inc.;
Executive Vice President, COO: WRC Media Inc. and
CompassLearning, Inc.; and Treasurer: WRC Media Inc.,
Weekly Reader Corporation and CompassLearning, Inc.



/s/ Richard Nota                                                                Date:   June 26, 2003
-----------------------------------------------------                                ------------------------------
Richard Nota
Vice President, Finance: WRC Media Inc.
(Principal Accounting Officer)



/s/ Robert Jackson                                                              Date:   June 26, 2003
-----------------------------------------------------                                ------------------------------
Robert Jackson
President, Weekly Reader Corporation

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


                               /s/ Martin E. Kenney, Jr.
                               ---------------------------------------------
                               Martin E. Kenney, Jr.
                               Director: WRC Media Inc., Weekly Reader
                               Corporation and CompassLearning, Inc.;
                               Chief Executive Officer: WRC Media Inc. and
                               CompassLearning, Inc.;
                               President: CompassLearning, Inc.; and Executive Vice President, Weekly Reader Corporation

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


                             /s/ Robert S. Lynch
                             ---------------------------------------------------
                             Robert S. Lynch
                             Director: WRC Media Inc., Weekly Reader
                             Corporation and CompassLearning, Inc.;
                             Executive Vice President, Chief Operating Officer:
                             WRC Media Inc. and CompassLearning, Inc.; and
                             Treasurer: WRC Media Inc., Weekly Reader
                             Corporation and CompassLearning, Inc.

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


                                      /s/ Richard Nota
                                      -----------------------------------------
                                      Richard Nota
                                      Vice President, Finance: WRC Media Inc.

                                  CERTIFICATION


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


                                       /s/ Robert Jackson
                                       --------------------------------------
                                       Robert Jackson
                                       President, Weekly Reader Corporation