Form 10-Q
period 2003-06-30
WRC MEDIA INC
filed 2003-08-18
CIK 1102329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 Commission File No. 333-96119

    WRC MEDIA INC.                              WEEKLY READER CORPORATION
    (Exact name of Registrant as                (Exact name of Registrant as
    specified in its charter)                   specified in its charter)

    DELAWARE                                    DELAWARE
    (State or other jurisdiction of             (State or other jurisdiction of
    incorporation or organization)              incorporation or organization)

    2731                                        2721
    (Primary Standard Industrial                (Primary Standard Industrial
    Classification Number)                      Classification Number)

    13-4066536                                  13-3603780
    (I.R.S. Employer Identification            (I.R.S. Employer Identification
    Number)                                     Number)

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

WRC MEDIA INC.               WEEKLY READER CORPORATION     COMPASSLEARNING, INC.
512 7th AVENUE,              512 7th AVENUE,               512 7th AVENUE,
22nd FLOOR                   22nd FLOOR                    22nd FLOOR
NEW YORK, NY 10018           NEW YORK, NY 10018            NEW YORK, NY 10018
(212) 768-1150               (212) 768-1150                (212) 768-1150


          (Address, including zip code, and telephone number, including area code, of each Registrant's principal executive offices)


--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12-months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       |X|   Yes                        |_|   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2) of the Exchange Act.
        |_| Yes                         |X| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

--------------------------------------------------------------------------------
TITLE OF CLASS                  |      NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
12 3/4% Senior Subordinated            OVER-THE-COUNTER MARKET
Notes due 2009                  |
--------------------------------------------------------------------------------

PART 1.
ITEM 1. FINANCIAL STATEMENTS

                         WRC MEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)


                                                      December 31,   June 30,
                                                         2002          2003
                                                      -----------   -----------
                                                                    (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                         $     9,095    $   12,481
   Accounts receivable, net                               38,373        38,169
   Inventories, net                                       15,287        14,653
   Prepaid expenses                                        3,200         3,712
   Other current assets                                    1,797         1,460
                                                     -----------    ----------
       Total current assets                               67,752        70,475

Property and equipment, net                                6,299         5,698
Purchased software, net                                    4,970         5,515
Goodwill                                                 163,349       163,271
Deferred financing costs, net                              6,165         5,698
Other intangible assets, net                             100,499        94,155
Other assets and investments                              25,218        31,083
                                                     -----------    ----------
   Total Assets                                      $   374,252    $  375,895
                                                     ===========    ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                  $    20,869    $   13,249
   Accrued payroll, commissions and benefits               8,693         9,226
   Current portion of deferred revenue                    39,840        38,812
   Other accrued                                          23,285        21,027
   liabilities
   Current portion of long-term debt                       7,721         8,477
                                                     -----------    ----------
       Total current liabilities                         100,408        90,791

Deferred revenue, net of current portion                   1,167         1,033
Deferred tax liability                                    10,700        11,700
Due to related party                                       2,160         2,160
Long-term debt                                           266,219       285,736
                                                     -----------    ----------
   Total liabilities                                     380,654       391,420
                                                     -----------    ----------
Commitments and contingencies
15% Series B preferred stock subject to redemption,
including accrued dividends and accretion of
warrant value
(Liquidation preference of $75,000 plus accrued
dividends)                                               109,966       119,518
                                                     -----------    ----------
Warrants on preferred stock                               11,751        11,751
                                                     -----------    ----------
Common stock subject to redemption                           965           940
                                                     -----------    ----------
Stockholders' deficit:
  Common stock, ($.01 par value, 20,000,000 shares
  authorized; and 7,009,750 shares outstanding)               70            70
  Preferred stock, ($.01 par value, 750,000 shares
  authorized, 501,800 outstanding)                        18,381        20,072
  Additional paid-in capital                             132,464       132,464
  Accumulated comprehensive loss                          (3,357)       (3,357)
  Accumulated deficit                                   (276,642)     (296,983)
                                                     -----------    ----------
   Total stockholders' deficit                          (129,084)     (147,734)
                                                     -----------    ----------
   Total liabilities and stockholders' deficit       $   374,252    $  375,895
                                                     ===========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (Unaudited)
                             (Dollars in thousands)

                                                       2002           2003
                                                    ---------      ---------
Revenue, net                                        $  43,810      $ 43,493

Cost of goods sold                                     12,652        12,542
                                                    ---------      --------

Gross profit                                           31,158        30,951
                                                    ---------      --------

Costs and expenses:
   Sales and marketing                                 11,593        10,051
   Research and development                               560           213
   Distribution, circulation and fulfillment            2,826         2,905
   Editorial                                            2,063         2,565
   General and administrative                           4,831         5,614
   Restructuring costs                                      -         1,001
   Depreciation                                           809           591
   Amortization of intangible assets                    4,827         4,691
                                                    ---------      --------

   Total operating costs and expenses                  27,509        27,631
                                                    ---------      --------

Income from operations                                  3,649         3,320

Interest expense, including amortization
of deferred financing costs                            (7,473)       (7,188)
Loss on investment                                       (884)            -
Other expense, net                                        (57)         (388)
                                                    ---------      --------

Loss before income tax provision                       (4,765)       (4,256)

Income tax provision                                      544           454
                                                    ---------      --------

Net loss                                            $  (5,309)     $ (4,710)
                                                    =========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)
                             (Dollars in thousands)

                                                            2002        2003
                                                         ---------    --------
Revenue, net                                             $  90,597    $ 90,470

Cost of goods sold                                          26,026      25,276
                                                         ---------    --------

Gross profit                                                64,571      65,194
                                                         ---------    --------

Costs and expenses:
   Sales and marketing                                      24,942      21,532
   Research and development                                    956         924
   Distribution, circulation and fulfillment                 5,997       6,415
   Editorial                                                 4,870       5,144
   General and administrative                               10,494      12,334
   Restructuring costs and other non-recurring expenses          -       1,481
   Depreciation                                              1,591       1,207
   Amortization of intangible assets                         9,654       9,324
                                                         ---------    --------

   Total operating costs and expenses                       58,504      58,361
                                                         ---------    --------

Income from operations                                       6,067       6,833

Interest expense, including amortization
  of deferred financing costs                              (14,804)    (14,270)
Loss on investment                                          (1,137)          -
Other expense, net                                            (282)       (619)
                                                         ---------    --------

Loss before income tax provision                           (10,156)     (8,056)

Income tax provision                                         9,883       1,042
                                                         ---------    --------

Loss before cumulative effect of change
   in accounting principle                                 (20,039)     (9,098)

Cumulative effect of change in accounting principle        (72,022)          -
                                                         ---------    --------

Net loss                                                 $ (92,061)   $ (9,098)
                                                         =========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)
                             (dollars in thousands)

                                                      2002            2003
                                                    ---------      ---------
Cash flows from operating activities:

Net loss                                            $ (92,061)     $  (9,098)

Adjustments to reconcile net loss to net cash
used in operating activities:
       Cumulative effect of change in accounting
         principle                                     72,022              -
       Deferred income tax provision                    9,700          1,000
       Depreciation and amortization                   11,245         11,123
       Loss on investments                              1,137              -
       Gain from hedging transactions                    (207)             -
       Gain (loss) on disposition of property and
         equipment                                         43             (1)
       Interest expense-accretion of debt discount        191            218
       Amortization of deferred financing costs           563            627
Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable        (696)           204
       Decrease in inventories                          1,000            634
       Decrease (increase) in prepaid expenses and      2,088           (175)
       other current assets
       Increase in other noncurrent assets             (4,926)        (8,153)
       Decrease in accounts payable                    (2,437)        (7,620)
       Increase (decrease) in deferred revenue          3,409           (927)
       Decrease in accrued liabilities                (14,515)        (1,644)
                                                    ---------      ---------

Net cash used in operating activities                 (13,444)       (13,812)
                                                    ---------      ---------

Cash flows from investing activities:
Purchase of property and equipment                       (752)          (610)
Software development costs                             (2,263)        (2,066)
Proceeds from disposition of property & equipment         578              4
                                                    ---------      ---------

Net cash used in investing activities                  (2,437)        (2,672)
                                                    ---------      ---------

Cash flows from financing activities:

Proceeds from revolving line of credit                 23,000         27,000
Repayments of revolving line of credit                 (8,000)        (3,000)
Retirement of senior bank debt                         (2,891)        (3,945)
Increase in deferred financing fees                         -           (160)
Proceeds from issuance of common stock                    150              -
Purchase of common stock subject to redemption           (463)           (25)
                                                    ---------      ---------

Net cash provided by financing activities              11,796         19,870
                                                    ---------      ---------

(Decrease) increase in cash and cash equivalents       (4,085)         3,386

Cash and cash equivalents, beginning of period          8,919          9,095
                                                    ---------      ---------

Cash and cash equivalents, end of period            $   4,834      $  12,481
                                                    =========      =========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest            $  13,982      $  13,558
                                                    =========      =========
Cash paid during the period for income taxes        $     199            169
                                                    =========      =========
Preferred stock dividends accrued                   $   9,256      $  10,772
                                                    =========      =========
Accretion of preferred stock                        $     464            471
                                                    =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WRC MEDIA INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying condensed consolidated financial statements include the accounts of WRC Media Inc. ("WRC Media") and its subsidiaries - Weekly Reader Corporation ("Weekly Reader"), CompassLearning, Inc. ("CompassLearning") and ChildU, Inc. ("ChildU"). WRC Media was incorporated on May 14, 1999. The term "Company" refers to WRC Media and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company is in the business of developing, publishing and marketing print and electronic supplemental education materials. Certain of the Company's products have been sold in the education marketplace for as long as 100 years. The Company's customers are primarily concentrated within the United States.

On July 14, 1999, WRC Media acquired CompassLearning in a business combination accounted for as a purchase.

On November 17, 1999, WRC Media completed the recapitalization and purchase of Weekly Reader and its subsidiaries. As a result of these transactions, WRC Media owns 94.9% and PRIMEDIA Inc. owns 5.1% of the common stock of Weekly Reader.

On May 9, 2001, WRC Media entered into an Agreement and Plan of Merger with ChildU. The Company issued $13.75 million of 18% Junior Participating Cumulative Convertible Preferred Stock, the proceeds funded the operating losses of ChildU and WRC Media's investment in ThinkBox(TM).

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

These condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 2002. The operating results for the six month period ended June 30, 2002 and 2003 are not necessarily indicative of the results that may be expected for a full year. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with current year's presentation.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The Company has adopted the disclosure provisions. Additionally, the recognition of a guarantor's obligation should be applied on a perspective basis to guarantees issued after December 31, 2002. The recognition provisions of FIN 45 did not have any effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. The adoption of FIN 46 did not have any impact on the Company's consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards("SFAS") No. 143 "Accounting for Asset Retirement Obligations"("SFAS 143") which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for the Company beginning January 1, 2003. The adoption of SFAS 143 did not have any impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which superseded SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 also superseded the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"("ABP 30"), relating to the disposal of a segment of a business. SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30 and, therefore, two accounting models existed for long-lived assets to be disposed of. SFAS 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale. The Company adopted SFAS 144 on January 1, 2002, and the adoption did not have a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. SFAS 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment as well. Goodwill recognized on or before June 30, 2001 has been assigned to various reporting units and has been tested for impairment during the six months ending June 30, 2002, the period in which SFAS 142 is initially applied in its entirety. On January 1, 2002, the Company adopted SFAS 142 for its goodwill and identifiable intangible assets. Upon adoption, the Company ceased the amortization of goodwill and other indefinite lived intangible assets, which consist of trademarks. As required by this statement, the Company reviewed its indefinite lived intangibles (trademarks) for impairment as of January 1, 2002.

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

The Company also recorded non-cash deferred income tax expense of $8,700 on January 1, 2002, related to the adoption of SFAS 142 and, $1,000 of non-cash deferred income tax expense during the six months ended June 30, 2002 and 2003, respectively. The non-cash charge of $8,700 on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with the Company's net operating losses. Historically, the Company did not need a valuation allowance for the portion of their net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by the Company's net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company continues to amortize these assets for tax purposes. As a result, the Company will have deferred tax liabilities that will arise each quarter as the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, the Company also recorded non-cash deferred income tax expense of $1,000 for the six months ended June 30, 2002 and 2003. The Company expects that it will record an additional $1,000 of deferred tax provisions during the remaining six months of 2003.

FASB Statement of Financial Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued in April 2003. SFAS 149 contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements", and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities", No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", No. 95, "Statement of Cash Flows", and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities". The Company will adopt SFAS 149 in July 2003 and the adoption is not expected to have any effect on the Company's consolidated financial statements.

Pursuant to the terms of the Amended and Restated Credit Agreement, the Company is required to enter into and maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount equal to at least 50% of the aggregate principal amount of the senior secured term loans. On November 15, 2002, the Company entered into a one year interest rate cap agreement with a notional of $64.8 million, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. The fair value of the interest rate cap at June 30, 2003 is de-minimus.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for classification and measurement of mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS 150 is effective on July 1, 2003 for financial instruments created or modified after May 31, 2003. The Company does not expect the adoption of SFAS 150 to have a material effect on its consolidated financial statements.

Restructuring costs and other non-recurring expenses

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier adoption encouraged. The Company adopted SFAS 146 in December 2002.

During the six months ended June 30, 2003, the Company reviewed the restructuring reserve established in 2002 and adjusted the reserve for additional severance in the amount of $0.3 million related to an executive severed in 2002 and $1.0 million due to updating the assumptions used in determining the fair value of the remaining lease obligations associated with the facilities vacated during 2002. The $1.0 million restructuring costs adjustment related to the vacated facilities includes $0.4 million of interest accretion expense.

An additional charge of $0.2 million was recorded in the six months ended June 30, 2003 and is included in the consolidated statement of operation's restructuring costs and other non-recurring expenses line relating to failed acquisition due diligence costs that did not result in or is not expected to result in a completed transaction.

Of the remaining restructuring costs and other non-recurring expense reserve totaling approximately $6.3 million, approximately $2.3 million was spent in the first six months of 2003. The remaining $5.3 million is expected to be spent as follows: remaining six months of 2003 - $1.7 million and 2004 and beyond - $3.6 million and is included in other accrued liabilities on the condensed consolidated balance sheet.

Components of the company's restructuring plan initiated in the fourth quarter of 2002 are shown in the following table.

                                 Balance at       Additional                       Balance at
(000's)                       December 31, 2002     Charges        Amount Paid    June 30, 2003
                              -----------------     -------        -----------    -------------
Severance and other benefits       $ 1,337          $   309         $(1,189)        $    457
Lease terminations                   4,915              980          (1,079)           4,816
                                   -------          -------         -------          -------
Total                              $ 6,252          $ 1,289         $(2,268)         $ 5,273
                                   =======          =======         =======          =======

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. SFAS 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation. The Company adopted the disclosure provisions of SFAS 148 in 2002.

At June 30, 2002 and 2003, the Company had one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation costs is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table details the effect on net loss had compensation expense for the Stock Option Plan been recorded based on the fair value method under SFAS 123, as amended.

                                                    Six months ended June 30,
                                                 ------------------------------
                                                      2002              2003
                                                 ------------      ------------
Net loss, as reported                            $    (92,061)     $     (9,098)
Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                      (199)             (199)
                                                 ------------      ------------
Pro forma net loss                               $    (92,260)     $     (9,297)
                                                 ============      ============


Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the six months ended June 30, 2002 and 2003, respectively, is not necessarily representative of the pro forma effects on the results of operations for future periods.

Debt

As of June 30, 2003, there were $24.0 million in outstanding advances under the Company's $30.0 million revolving credit facility, which bear interest at approximately 4.7% at June 30, 2003. In addition, there is an annually renewable stand-by letter of credit in the amount of $2.0 million in connection with a real estate lease entered into by the Company. While this letter of credit is in effect, the Company's available borrowing under the revolving credit facility is reduced by $2.0 million.

Inventories

Inventories are comprised of the following:

                                                   December        June 30,
                                                   31, 2002          2003
                                                   --------        --------
Finished goods                                     $ 18,178        $ 17,259
Raw materials                                           181             462
Less - allowance for obsolescence                    (3,072)         (3,068)
                                                   --------        --------
                                                   $ 15,287        $ 14,653
                                                   ========        ========

Goodwill and  intangibles

Changes in Goodwill are as follows:

                                December 31,          Other         June 30,
                                   2002             Adjustment        2003
--------------                  -------------       ----------      ---------
Goodwill                        $    163,349        $     (78)      $ 163,271
                                =============       ==========      =========


In the above table, other adjustment represent $78 of acquisition reserves that were reversed against goodwill. These were related to differences in actual costs incurred from initial estimates in implementing staffing integrations that arose as a result of WRC Media's ChildU acquisition. As a result of this adjustment, reserves related to the acquisition were reversed and recorded as a reduction in goodwill.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill and indefinite lived intangible assets are as follows:

                                               December 31, 2002                    June 30, 2003
                                      ----------------------------------   --------------------------------
                                                  Accumulated                       Accumulated
                       Useful Lives    Gross      Amortization      Net     Gross    Amortization      Net
                       ------------   --------    ------------  --------   --------  ------------   --------
Customer Lists           7-9 yrs     $  62,911    $  (21,456)    $ 41,455  $ 62,911  $  (24,731)     $38,180
Copyrights               8 yrs          21,053        (8,139)      12,914    21,053      (9,696)      11,357
Product Titles           7 yrs          13,475       (10,256)       3,219    13,475     (11,083)       2,392
Trade name               5 yrs           3,520        (3,049)         471     3,520      (3,491)          29
Workforce in place       3 yrs           2,980        (2,980)           -     2,980      (2,980)           -
Non-compete agreements   2 yr           77,334       (77,334)           -    77,334     (77,334)           -
Databases                4-10 yrs          560          (551)           9       560        (560)           -
Other                    1-5 yrs           677          (396)         281       443        (396)          47
                                     ---------    ----------     --------  --------   ---------     --------
Total:                               $ 182,510    $ (124,161)    $ 58,349  $182,276   $(130,271)    $ 52,005
                                     ---------    ----------     --------  --------   ---------     --------


For trademarks not subject to amortization, which are included in other intangible assets, the total carrying amount was $42,150 as of December 31, 2002 and June 30, 2003, respectively. The intangible amortization was $3,568 and $3,039 for the three months ended June 30, 2002 and 2003, respectively. The intangible amortization expense recorded was $7,137 and $6,110 for the six months ended June 30, 2002 and 2003, respectively.

The estimated amortization expense for intangible assets still subject to amortization for the following periods is as follows:

Six months ended 2003            ..........    $   5,036
Year ended 2004                  ..........    $   8,865
Year ended 2005                  ..........    $   7,424
Year ended 2006                  ..........    $   5,673
Year ended 2007 and thereafter   ..... ....    $  25,007

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

Notes Offering and Guarantor and Non-Guarantor Financial Information

In connection with the recapitalization and purchase of Weekly Reader during November 1999, the Company, Weekly Reader and Compass as co-issuers, completed an offering of $152.0 million 12 3/4% Senior Subordinated Notes due 2009 (the "Old Notes"). In June 2000, the Old Notes were exchanged in full for $152.0 million of new 12 3/4% Senior Subordinated Notes due 2009 (the "Notes"), which have terms that are substantially identical to the Old Notes except that the Notes were registered with the Securities and Exchange Commission. Interest on the Notes is payable semi-annually, on May 15 and November 15 of each year. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of the Company, including CompassLearning, a 100% wholly owned subsidiary and Weekly Reader, a non-wholly owned subsidiary of the Company (collectively, the "Subsidiary Guarantors").

The following tables present condensed consolidating financial information as of and for the three months ended June 30, 2002 and 2003 for: (1) the Company on a standalone basis, (2) Weekly Reader Corporation, a non-wholly owned guarantor subsidiary, (3) CompassLearning, Inc., a wholly owned guarantor subsidiary on a standalone basis, (4) the non-guarantor subsidiary of the Company (ChildU, Inc.), and (5) the Company on a consolidated basis.

Separate financial statements for CompassLearning are not presented and it is not filing a separate report under the Securities Exchange Act of 1934 because the Company's management has determined that the information contained in such documents would not be material to investors.

                                                  Subsidiary Guarantors
                                              -----------------------------
                                              Weekly Reader CompassLearning  Non-Guarantor                WRC Media Inc.
                              WRC Media Inc.   Corporation        Inc.         Subsidiary    Elimination    Consolidated
                              --------------  ------------  --------------     -----------   ------------  ---------------
                                                            (In thousands)
Balance Sheet as of
  June 30, 2003
Current assets                 $     9,426    $ 137,305       $18,359           $   3,73      $(98,346)      $  70,475
Property and equipment, net             -         4,721           776                201             -           5,698
Goodwill and other intangible
  assets, net                      167,046       51,571        25,474             13,335             -         257,426
Other assets                       105,021       47,676         6,258              2,060       (118,719)        42,296
                               -----------    ---------       -------           -------       ---------      ---------
Total assets                   $   281,493     $241,273       $50,867           $ 19,327      $(217,065)     $ 375,895
                               ===========    =========       =======           ========      =========      =========

Current liabilities            $    96,424    $  54,750       $25,700           $ 12,254      $ (98,337)     $  90,791
Long-term debt, less current
  portion                          147,491      121,234        17,011                  -               -       285,736
Other liabilities                   21,131        2,320         3,193                  -              -         26,644
Common stock subject to
  redemption                           940            -             -                  -              -            940
Redeemable preferred stock,
  plus accrued dividends           119,518       75,000             -                  -        (75,000)       119,518
Stockholders equity (deficit):    (104,011)    (140,570)        2,345              7,073         87,429       (147,734)
Interdivisional equity                   -      128,539         2,618                          (131,157)             -
                               -----------    ---------       -------           -------       ---------      ---------
Total liabilities and
  stockholders equity
  (deficit)                    $   281,493    $ 241,273       $50,867           $ 19,327      $(217,065)     $ 375,895
                               ===========    =========       =======           ========      =========      =========

                                                  Subsidiary Guarantors
                                              -----------------------------
                                               Weekly Reader CompassLearning  Non-Guarantor                WRC Media Inc.
                              WRC Media Inc.   Corporation        Inc.         Subsidiary    Elimination    Consolidated
                              --------------  ------------  --------------     -----------   ------------  ---------------
                                                            (In thousands)
Statement of operations for
  three months ended
  June 30, 2003
Revenue, net                      $        -      $   29,296      12,264       $   1,933      $      -         $  43,493
Operating expenses                     1,045          26,053      12,010           1,065             -            40,173
Interest expense, net                  5,233           6,911           -               -        (4,956)            7,188
Other expense                            174             214           -               -             -               388
Provision for income taxes               382              49          23               -             -               454
                                  ----------      ----------     -------       ---------      --------         ---------
Net income (loss)                 $   (6,834)     $   (3,931)        231       $     868      $  4,956         $  (4,710)
                                  ==========      ==========     =======        ========      ========         =========

Statement of operations for
  the six months
  ended June 30, 2003

Revenue, net                      $        -       $  64,054      23,510       $   2,906             -         $  90,470
Operating expenses                     2,569          54,124      24,936           2,008             -            83,637
Interest expense, net                 10,445          13,733           -               -        (9,908)           14,270
Other expense                            411             208           -               -             -               619
Provision for income taxes               780             224          38               -             -             1,042
                                  ----------      ----------     -------       ---------      --------         ---------
Net income (loss)                 $  (14,205)         (4,235)     (1,464)      $     898      $  9,908         $  (9,098)
                                  ==========      ==========     =======        ========      ========         =========

Cash flow for the six months
  ended June 30, 2003

Cash flow provided by (used
  in) operations                  $  (11,456)        (14,145)        806       $   1,293      $  9,690         $ (13,812)
Cash flow used in investing
  activities                               -            (179)     (1,546)           (947)            -            (2,672)
Cash flow provided by (used
  in) financing activities            10,507          18,546         740            (233)       (9,690)           19,870
Cash at beginning of period            1,154           7,819           4             118             -             9,095
                                  ----------      ----------     -------       ---------      --------         ---------
Cash at end of period             $      205        $ 12,041           4         $   231      $      -         $  12,481
                                  ==========      ==========     =======        ========      ========         =========

                                                  Subsidiary Guarantors
                                              -----------------------------
                                               Weekly Reader CompassLearning  Non-Guarantor                WRC Media Inc.
                              WRC Media Inc.   Corporation        Inc.         Subsidiary    Elimination    Consolidated
                              --------------  ------------  --------------     -----------   ------------  ---------------
                                                            (In thousands)
Statement of operations for
  three months ended
  June 30, 2002
Revenue, net                      $       -        $  30,595      12,737        $    478      $      -        $   43,810
Operating expenses                     1,030          26,368      11,251           1,512             -            40,161
Interest expense, net                  5,179           7,230           5               1        (4,942)            7,473
Other (income) expense                 1,155            (217)          3               -             -               941
Provision for income taxes               342             183          19               -             -               544
                                  ----------      ----------     -------       ---------      --------         ---------
Net income (loss)                 $   (7,706)      $  (2,969)      1,459        $ (1,035)      $ 4,942         $  (5,309)
                                  ==========      ==========     =======        ========      ========         =========

Statement of operations for
  the six months
  ended June 30, 2002

Revenue, net                      $        -       $  64,603      25,265       $     729       $     -         $  90,597
Operating expenses                     2,088          54,456      25,889           2,097             -            84,530
Interest expense, net                 10,354          14,321           9               1        (9,881)           14,804
Other (income) expense                 1,641            (228)          6               -          -                1,419
Provision for income taxes             8,050           1,797          36               -          -                9,883
Cumulative effect of                       -          72,022           -               -          -               72,022
                                  ----------      ----------     -------       ---------      --------         ---------
accounting change
Net income (loss)                 $  (22,133)       $(77,765)       (675)       $ (1,369)     $  9,881         $ (92,061)
                                  ==========      ==========     =======        ========      ========         =========

Cash flow for the six months
  ended June 30, 2002

Cash flow provided by (used
  in) operations                  $  (13,786)       $(10,046)      2,981        $ (2,280)     $  9,687         $ (13,444)
Cash flow used in investing
  activities                               -              51      (1,574)           (914)         -               (2,437)
Cash flow provided by (used
  in) financing activities            12,850           6,903      (1,397)          3,127        (9,687)           11,796
Cash at beginning of period            2,643           5,691         394             191             -             8,919
                                  ----------      ----------     -------        --------      --------         ---------
Cash at end of period             $    1,7$7           2,599         404        $    124      $      -         $   4,834
                                  ==========      ==========     =======        ========      ========         =========

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)



                                                       December 31,    June 30,
                                                          2002           2003
                                                      ------------  ------------
                                                                     (unaudited)
ASSETS
Current Assets:
   Cash                                               $     7,819   $    12,041
   Accounts receivable, net                                22,881        25,551
   Inventories, net                                        14,210        13,439
   Due from related party                                   9,438        12,164
   Prepaid expenses                                         2,957         3,168
   Other current assets                                     1,797         1,460
                                                      -----------   -----------
     Total current assets                                  59,102        67,823

Property and equipment, net                                 5,409         4,721
Goodwill                                                   35,018        35,018
Deferred financing costs, net                                 692           602
Other intangible assets, net                               18,833        16,553
Other assets and investments                               25,033        30,898
                                                      -----------   -----------
     Total Assets                                     $   144,087   $   155,615
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                   $    18,883   $    11,666
   Deferred revenue                                        20,369        22,158
   Accrued expenses and other current liabilities          18,706        18,087
   Current portion of long-term debt                        7,721         8,477
                                                      -----------   -----------
     Total current liabilities                             65,679        60,388

Deferred tax liability                                      2,000         2,320
Long-term debt                                            266,219       285,736
                                                      -----------   -----------
     Total liabilities                                    333,898       348,444
                                                      -----------   -----------

Commitments and contingencies
Redeemable preferred stock, plus accrued dividends
  (Liquidation preference of $75,000 plus
  accrued dividends)                                      118,846       127,927

Stockholders' deficit:
   Common stock, ($.01 par value, 20,000,000 shares
     authorized;
   2,830,000 shares issued & outstanding)                      28            28
   Additional paid-in capital                               9,133         9,133
   Due from parent                                        (63,464)      (62,247)
   Accumulated comprehensive loss                          (3,357)       (3,357)
   Accumulated deficit                                   (250,997)     (264,313)
                                                      -----------   -----------
     Total stockholders' deficit                         (308,657)     (320,756)
                                                      -----------   -----------
     Total liabilities and stockholders' deficit      $   144,087   $   155,615
                                                      ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (Unaudited)
                             (Dollars in thousands)
                                                         2002          2003
                                                      ----------    ----------
Revenue, net                                           $ 30,595     $  29,296

Cost of goods sold                                        8,522         7,828
                                                      ---------     ---------

Gross profit                                             22,073        21,468
                                                      ---------     ---------

Costs and expenses:
     Sales and marketing                                  6,267         5,605
     Distribution, circulation and fulfillment            2,826         2,905
     Editorial                                            2,063         2,565
     General and administrative                           4,024         4,284
     Restructuring costs                                      -           126
     Depreciation                                           467           428
     Amortization of intangible assets                    2,199         2,312
                                                      ---------     ---------

     Total operating costs and expenses                  17,846        18,225
                                                      ---------     ---------

Income from operations                                    4,227         3,243

Other income (expense):
Interest expense, including amortization
  of deferred financing costs                            (7,230)       (6,911)
Other income (expense), net                                 217          (214)
                                                      ---------     ---------

Loss before income tax provision                         (2,786)       (3,882)

Income tax provision                                        183            49
                                                      ---------     ---------

Net loss                                              $  (2,969)    $  (3,931)
                                                      =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)
                             (Dollars in thousands)

                                                             2002        2003
                                                          ---------   ---------
Revenue, net                                              $  64,603   $  64,054

Cost of goods sold                                           16,902      16,193
                                                          ---------    --------

Gross profit                                                 47,701      47,861
                                                          ---------    --------

Costs and expenses:
     Sales and marketing                                     13,511      11,932
     Distribution, circulation and fulfillment                5,997       6,415
     Editorial                                                4,870       5,144
     General and administrative                               7,842       8,881
     Restructuring costs                                          -         126
     Depreciation                                               934         867
     Amortization of intangible assets                        4,400       4,566
                                                          ---------    --------

     Total operating costs and expenses                      37,554      37,931
                                                          ---------    --------

     Income from operations                                  10,147       9,930

     Other income (expense) :
     Interest expense, including amortization
       of deferred financing costs                          (14,321)    (13,733)
     Other income (expense), net                                228        (208)
                                                          ---------    --------

     Loss before income tax provision                        (3,946)     (4,011)

     Income tax provision                                     1,797         224
                                                          ---------    --------

     Net loss before cumulative effect of change
       in accounting principle                               (5,743)     (4,235)

     Cumulative effect of change in accounting principle    (72,022)          -
                                                          ---------    --------

     Net loss                                             $ (77,765)   $ (4,235)
                                                          =========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)
                             (dollars in thousands)


                                                            2002        2003
                                                         ---------   ---------
Cash flows from operating activities:

Net loss                                                 $(77,765)     $ (4,235)

Adjustments to reconcile net loss to net cash
  used in operating activities:
   Cumulative effect of change in accounting principle     72,022             -
   Deferred income tax provision                            1,680           320
   Depreciation and amortization                            5,334         5,433
   Unrealized gain from hedging transactions                 (207)            -
   Amortization of deferred financing costs                    91            90
   Gain (loss) on disposition of property and
     equipment                                                 43            (1)
   Interest expense-accretion of debt discount                191           218
Changes in operating assets and liabilities:
   Increase in accounts receivable                         (7,775)       (2,670)
   Decrease in inventories                                  1,303           771
   Increase in prepaid expenses and other assets           (2,374)       (8,027)
   Decrease in accounts payable                            (1,983)       (7,217)
   Increase in deferred revenue                             7,508         1,789
   Decrease in accrued expenses and other liabilities      (8,114)         (616)
                                                        ---------      --------

   Net cash used in operating activities                  (10,046)      (14,145)
                                                        ---------      --------

   Cash flows from investing activities:

   Purchase of property and equipment                        (527)         (183)
   Proceeds from disposition of property and equipment        578             4
                                                        ---------      --------

   Net cash provided by (used in) investing
     activities                                                51          (179)
                                                        ---------      --------

   Cash flows from financing activities:

   Proceeds from revolving line of credit                  23,000        27,000
   Repayments of revolving line of credit                  (8,000)       (3,000)
   Retirement of senior bank debt                          (2,891)       (3,945)
   Decrease (increase) in due from parent, net                (97)        1,217
   Increase in due from related party                      (5,109)       (2,726)
                                                        ---------      --------

   Net cash provided by financing activities                6,903        18,546
                                                        ---------      --------

   (Decrease) increase in cash and cash equivalents        (3,092)        4,222

   Cash, beginning of period                                5,691         7,819
                                                        ---------      --------

   Cash, end of period                                  $   2,599     $  12,041
                                                        =========     =========

   Supplemental disclosure of cash flow
     information:
   Cash paid during the period for interest             $  13,982     $  13,558
                                                        =========     =========
   Cash paid during the period for income taxes         $     162     $      31
                                                        =========     =========
   Preferred stock dividends accrued                    $   7,837     $   9,081
                                                        =========     =========

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

These condensed consolidated financial statements should be read in conjunction with Weekly Reader Corporation and Subsidiaries annual financial statements and related notes for the year ended December 31, 2002. The operating results for the six month periods ended June 30, 2002 and 2003 are not necessarily indicative of the results that may be expected for a full year. Certain reclassifications have been made to the prior year's consolidated financial statements to conform them with current year's presentation.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The Company has adopted the disclosure provisions. Additionally, the recognition of a guarantor's obligation should be applied on a perspective basis to guarantees issued after December 31, 2002. The recognition provisions of FIN 45 did not have any effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provisions of FIN 46 for variable interest entities created after January 31, 2003. The adoption of FIN 46 did not have any impact on the Company's consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") 143, "Accounting for Asset Retirement Obligations"("SFAS 143"), which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for the Company beginning January 1, 2003. The adoption of SFAS 143 did not have any impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets" ("SFAS 144"), which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"("SFAS 121"). SFAS 144 also superseded the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"("APB 30"), relating to the disposal of a segment of a business. SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30 and, therefore, two accounting models existed for long-lived assets to be disposed of. SFAS 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale. The Company adopted SFAS 144 on January 1, 2002, and it did not have a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather be tested at least annually for impairment. SFAS 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment as well. Goodwill recognized on or before June 30, 2001 has been assigned to various reporting units and has been tested for impairment during the six months ending June 30, 2002, the period in which SFAS 142 is initially applied in its entirety. On January 1, 2002, WRC adopted SFAS 142 for its goodwill and identifiable intangible assets. Upon adoption, WRC ceased the amortization of goodwill and other indefinite lived intangible assets, which consist of trademarks. As required by this statement, WRC reviewed its indefinite lived intangibles (trademarks) for impairment as of January 1, 2002.

WRC completed the transitional impairment tests on its goodwill and indefinite-lived intangibles during the second quarter ended June 30, 2002. WRC has three reporting units with goodwill. Goodwill was tested for impairment at the reporting unit level. As a result, WRC recorded a transitional goodwill and indefinite lived intangible asset impairment charge of $72,022 at its subsidiary, American Guidance Service, Inc. This charge was reported as cumulative effect of accounting change, as of January 1, 2002, in the Condensed Consolidated Statement of Operations. WRC is required to perform impairment tests on an annual basis, or between yearly tests under certain circumstances for goodwill and indefinite lived intangibles. WRC performed the required impairment tests during the fourth quarter of 2002. No further impairment of goodwill and indefinite lived intangibles was noted. There can be no assurance that future impairment tests will not result in a charge to earnings.

WRC also recorded non-cash deferred income tax expense of approximately $1,360 on January 1, 2002 related to the adoption of SFAS 142. The non-cash charge of $1,360 on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with WRC's net operating losses. Historically, WRC did not need a valuation allowance for the portion of their net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by WRC's net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, WRC will continue to amortize these assets for tax purposes. As a result, WRC will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of WRC's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, WRC recorded non-cash deferred income tax expense of $320 for the six months ended June 30, 2002 and 2003, respectively. WRC expects that it will record an additional $320 of deferred tax provisions during the remaining six months of 2003.

FASB SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"("SFAS 149") was issued in April 2003. SFAS 149 contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements", and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities", No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", No. 95, "Statement of Cash Flows", and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities". WRC will adopt SFAS 149 in July 2003 and the adoption is not expected to have any effect on the Company's consolidated financial statements.

Pursuant to the terms of the Amended and Restated Credit Agreement, the Company is required to enter into and maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount equal to at least 50% of the aggregate principal amount of the senior secured term loans. On November 15, 2002, the Company entered into a one year interest rate cap agreement with a notional of $64.8 million, which caps the LIBOR based rate, as defined, on those loans at 2.5% The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. The fair value of the interest rate cap at June 30, 2003 is de-minimus.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." ("SFAS 150") SFAS 150 establishes standards for classification and measurement of mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS 150 is effective on July 1, 2003 for financial instruments created or modified after May 31, 2003. The Company does not expect the adoption of SFAS 150 to have a material effect on its consolidated financial statements.

Restructuring and other non-recurring expenses

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan. SFAS 146 establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier adoption encouraged. The Company adopted SFAS 146 in December 2002.

During the six months ended June 30, 2003, the Company reviewed the restructuring reserve established in 2002 and adjusted the reserve by $0.1 million due to updating the assumptions used in determining the fair value of the remaining lease obligations associated with facilities vacated during 2002 and recorded a small charge related to an employee severed in 2002. .The $0.1 million restructuring costs adjustment related to the vacated facilities includes $0.1 million of interest accretion expense.

Of the remaining restructuring costs and other non-recurring expense reserve totaling approximately $2.2 million is expected to be spent as follows: 2003 - remaining six months of 2003 $0.6 million and 2004 and beyond - $1.6 million and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

Components of the company's restructuring plan in the fourth quarter of 2002 are shown in the following table:

(000's)                          Balance at                       Amount      Balance at
                              December 31, 2002   Charges          Paid      June 30, 2003
                              -----------------   --------       --------    -------------
Severance and other benefits     $    649         $    21        $  (435)      $    235
Lease terminations                  2,121             105           (222)         2,004
                                 --------         -------        -------       --------
Total                            $  2,770         $   126        $  (657)      $  2,239
                                 ========         =======        =======       ========

Debt

As of June 30, 2003, there were $24.0 million in outstanding advances under WRC's $30.0 million revolving credit facility, which bear interest approximating 4.7% at June 30, 2003. In addition, there is an annually renewable stand-by letter of credit in the amount of $2.0 million in connection with a real estate lease entered into by the Company. While this letter of credit is in effect, WRC's available borrowing under the revolving credit facility is reduced by $2.0 million.

Inventories

Inventories are comprised of the following:

                                                   December 31,      June 30,
                                                       2002            2003
                                                   -----------      ----------

    Finished goods                                  $   17,186       $ 16,125
    Raw materials                                           96            382
    Less - allowance for obsolescence                   (3,072)        (3,068)
                                                    ----------       --------
                                                    $   14,210       $ 13,439
                                                    ==========       ========
Intangibles

The gross carrying amount and accumulated amortization of the WRC's intangible assets other than goodwill and indefinite-lived intangible assets are as follows:

                                         December 31, 2002                      June 30, 2003
                                ---------------------------------    ---------------------------------
                                            Accumulated                         Accumulated
                                   Gross    Amortization     Net       Gross    Amortization   Net
                                ----------  ------------   -------   --------   -----------    -------

Customer Lists        7-9 yrs     $ 36,748    $(34,001)    $ 2,747   $ 36,748   $ (34,375)     $ 2,373
Copyrights            8 yrs         17,520     (14,666)      2,854     17,520     (15,736)       1,784
Product Titles        7 yrs         22,400     (19,181)      3,219     22,400     (20,008)       2,392
Databases             4-10 yrs       5,812      (5,803)          9      5,812      (5,812)           -
Other                 2-5 yrs          264        (216)         48        264        (216)          48
                                  --------    --------     -------   --------   ---------      -------
                  Total:          $ 99,842    $(90,965)    $ 8,877   $ 99,842   $ (93,245)     $ 6,597
                                  ========    ========     =======   ========   =========      =======

For trademarks not subject to amortization, which is included in other intangible assets, the total carrying amount is $9,956 as of December 31, 2002 and June 30, 2003. The intangible amortization expense recorded was $1,405 and $1,124 for the three months ended June 30, 2002 and 2003, respectively. The intangible amortization expense recorded was $2,812 and $2,280 for the six months ended June 30, 2002 and 2003, respectively.

The estimated amortization expense for intangible assets still subject to amortization for the following periods is as follows:

Six months ended 2003               .............   $   1,617
Year ended 2004                     .............   $   2,087
Year ended 2005                     .............   $     646
Year ended 2006                     .............   $     104
Year ended 2007 and thereafter      .............   $   2,143

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition as of June 30, 2003 of WRC Media Inc. ("WRC Media") and its subsidiaries and their results of operations for the three months and six months ended June 30, 2002 and 2003. You should read the following discussion in conjunction with the financial statements of WRC Media and Weekly Reader Corporation ("Weekly Reader") attached to this discussion and analysis. Unless the context otherwise requires, references to "Weekly Reader" herein are to Weekly Reader and its subsidiaries, including American Guidance Service, Inc. ("AGS" or "American Guidance") and World Almanac Education Group, Inc. ("World Almanac"). Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries, CompassLearning, Inc. ("CompassLearning"), Weekly Reader Corporation and its subsidiaries and ChildU, Inc. This discussion and analysis contains forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

Results of Operations for the Three Months Ended June 30, 2003-- WRC Media Inc. and Subsidiaries

The results of operations of WRC Media and its subsidiaries encompass the operations of Weekly Reader and its subsidiaries, including AGS and World Almanac, CompassLearning, and ChildU, Inc. ("ChildU"). The results of operations of WRC Media and its subsidiaries should be read together with the separate discussion of the results of operations of Weekly Reader.

In analyzing WRC Media's results for the three months ended June 30, 2002 and 2003, respectively, the seasonal nature of WRC Media's business should be considered. As a result of seasonality, approximately 20% of WRC Media's publication and related service revenues usually occur in its first quarter, 20% in its second quarter, and 60% in the third and fourth quarters combined. However, unlike this revenue stream, many of WRC Media's expenses are incurred evenly throughout the year.

WRC Media analyzes its revenues, expenses and operating results on a percentage of revenue, net basis. The following table sets forth, for the periods indicated, consolidated statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net revenue.

                                                                             Three Ended June Months 30,
                                                                   2002                                   2003
                                                      -----------------------------           ----------------------------
                                                      Amount       % of Net Revenue           Amount      % of Net Revenue
                                                      ------       ----------------           ------      ----------------
                                                                          (Dollars in millions)

Revenue, net                                        $   43.8             100.0%             $   43.5             100.0%
Cost of goods sold                                      12.7              29.0%                 12.6              29.0%
                                                    --------             -----              --------             -----
Gross profit                                            31.1              71.0%                 30.9              71.0%
Costs and expenses:
   Sales and marketing                                  11.6              26.5%                 10.1              23.2%
   Research and development                              0.6               1.4%                  0.2               0.5%
   Distribution, circulation and fulfillment             2.8               6.4%                  2.9               6.7%
   Editorial                                             2.1               4.8%                  2.5               5.7%
   General and administrative                            4.8              11.0%                  5.6              12.9%
   Restructuring costs                                     -               0.0%                  1.0               2.3%
   Depreciation                                          0.8               1.8%                  0.6               1.4%
   Amortization of intangible assets                     4.8              11.0%                  4.7              10.8%
                                                    --------             -----              --------             -----
                                                        27.5              62.9%                 27.6              63.5%
                                                    --------             -----              --------             -----

Income from operations                                   3.6               8.1%                  3.3               7.5%
                                                    --------             -----              --------             -----
Interest expense, including amortization
  of deferred financing costs                          (7.5)            (17.1%)                (7.2)            (16.6%)
Loss on investments                                    (0.9)             (2.1%)                    -               0.0%
Other expense, net                                         -               0.0%                (0.4)             (0.9%)
                                                    --------             -----              --------             -----
Loss before income tax provision                       (4.8)            (11.1%)                (4.3)            (10.0%)
Income tax provision                                    0.5               1.1%                  0.4               0.9%
                                                    --------             -----              --------             -----
Net loss                                            $  (5.3)            (12.2%)             $  (4.7)            (10.9%)
                                                    =======             =====               =======             =====

   Adjusted EBITDA (a)                              $   8.1              18.5%              $   9.5              21.8%
                                                    =======             =====               =======             =====

   Restricted EBITDA(b)                             $  10.0              22.8%              $   8.5              19.5%
                                                    =======             =====               =======             =====

(a) Adjusted EBITDA is defined as income (loss) before interest expense, taxes, depreciation, amortization and other (income) charges excluding unrealized hedge gain of ($207) for the three months ended June 30, 2002 and restructuring costs of $1,001 for the three months ended June 30, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business' performance based on their Adjusted EBITDA results. Adjusted EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments.

(b) Restricted EBITDA is defined as Adjusted EBITDA excluding WRC Media's unrestricted subsidiaries. Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and ThinkBox as "Unrestricted Subsidiaries" under its Credit Agreement so as to: (i) exclude them from all the negative covenants in the Credit Agreement including the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and (ii) permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox financial performance will not be included in any covenant calculations or in any measures of Adjusted EBITDA. Accordingly, Restricted EBITDA is defined as WRC Media consolidated Adjusted EBITDA excluding the $1.0 million EBITDA income in three months ended June 30, 2003 and the $1.9 million EBITDA loss in the three months ended June 30, 2002 contributed by its unrestricted subsidiaries - ChildU and ThinkBox. As of June 30, 2003, there were $122.7 million senior secured term loans under the senior credit facilities, of which Adjusted EBITDA as defined in the credit agreement is utilized in both financial covenants. If the covenant were to be violated, the debt would become callable which could adversely affect the Company's financial condition and liquidity. The current minimum ratio for the leverage ratio is no greater than 5.75 to 1 and for the fixed charge ratio is no less than 1.05 to 1.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenue, net. For the three months ended June 30, 2003, revenue, net decreased $0.3 million, or 0.7%, to $43.5 million from $43.8 million for the same period in 2002. This decrease was primarily due to a decrease in revenue, net at Weekly Reader Corporation of $1.3 million, or 4.3%, to $29.3 million from $30.6 million for the same period in 2002 combined with a decrease in revenue, net at CompassLearning of $0.4 million, or 3.1%, to $12.3 million from $12.7 million for the same period in 2002 partially offset by an increase in revenue, net at ChildU of $1.4 million, or 280.0%, to $1.9 million from $0.5 million for the same period in 2002.

Weekly Reader, not including AGS and World Almanac, revenue, net increased $0.7 million, or 15.2%, to $5.3 million from $4.6 million for the same period in 2002. This was attributable to higher custom publishing shipments by Weekly Reader's subsidiary Lifetime Learning Systems and greater licensing revenue. Lifetime Learning revenue was $0.5 million, or approximately 104.0% greater than the second quarter of 2002 and licensing revenue was up $0.3 million or 28.0% for the three months ending June 30, 2003 driven by higher sales through it's QVC sales channel.

AGS revenue, net decreased $0.7 million, or 4.9%, to $13.5 million from $14.2 million for the same period in 2002, primarily due a $0.9 million decrease in backlisted curriculum products, partially offset by growth in core curriculum and assessment products of $0.2.

World Almanac revenue, net decreased by $1.3 million, or 11.0%, to $10.5 million from $11.8 million for the same period in 2002. This decrease was primarily due to lower net revenue at WAE Library Services due to the continuing weak environment for school library funding partially offset by higher revenue at Gareth Stevens.

CompassLearning revenue, net decreased $0.4 million, or 3.1%, to $12.3 million from $12.7 million for the same period in 2002. This decrease was primarily due to (1) a decrease in service revenue from technical support of $0.2 million, or 6.1%, to $3.1 million in 2003 from $3.3 million for the same period in 2002, and
(2) a decrease in professional development revenue of $0.2 million, or 8.7%, to $2.1 million from $2.3 million for the same period in 2002. Software revenue from sales of CompassLearning LAN/WAN product line remained flat at $6.8 million for the three months ended June 30, 2003 and 2002, respectively.

At ChildU, WRC's unrestricted subsidiary, revenue, net increased $1.4 million or 280.0% to $1.9 million from $0.5 million for the same period in 2002 driven by sales of its web-enabled curriculum products. ChildU achieved an important milestone in, the period ended June 30, 2003, by becoming EBITDA positive ($0.8 million) on a trailing twelve month basis.

The K-12 funding environment continues to be impacted by growing state budget deficits, which have been causing reductions in state and local educational spending, including spending on supplemental educational materials. While we believe WRC Media will benefit from numerous provisions in the Federal No Child Left Behind Act (the "NCLB Act"), most of this Federal educational funding will not be available until later in 2003. Although we expect that Federal educational funding will increase in the second half of 2003 as a result of the NCLB Act, we do not believe this funding improvement will be sufficient to offset cuts in state and local education funding. We expect these cuts and delayed purchases will negatively affect our top-line revenue, net in the third quarter and may continue to affect our top-line revenue beyond the third quarter. The uncertainty in the current operating environment makes it difficult to forecast future results.

Gross profit. For the three months ended June 30, 2003, gross profit decreased by $0.2 million, or 0.6%, to $30.9 million from $31.1 million for the same period in 2002. This decrease was primarily attributable to $0.9 lower software margin at Compass and $0.6 lower margin at Weekly Reader, partially offset by higher software margin at ChildU of $1.4 million. WRC Media's gross profit as a percentage of revenue, net remained constant at 71.0% for the three months ended June 30, 2003 and 2002, respectively.

Costs and expenses. For the three months ended June 30, 2003, costs and expenses increased by $0.1 million, or 0.4%, to $27.6 million from $27.5 million for the same period in 2002. This was primarily attributable to increased restructuring costs of $1.0 million, or 100%, increased general and administrative expenses of $0.8 million, or 16.7%, partially offset by a decrease in sales and marketing expense of $1.5 million, or 12.9%, and lower depreciation costs of $0.2 million, or 25.0%. The restructuring cost adjustment of $1.0 million was recorded in the three months ended June 30, 2003 relating to the Company's update of its assumptions used in determining the fair value of the remaining lease obligations associated with the facilities vacated during 2002 in accordance with SFAS 146. The $1.0 million restructuring costs adjustment related to the vacated facilities includes $0.4 million or interest accretion expense. This adjustment relates to the reserve established in 2002.

Income from operations. For the three months ended June 30, 2003, income from operations decreased $0.3 million or 8.3%, to $3.3 million from $3.6 million for the same period in 2002. This decrease was primarily due to the factors described above.

Interest expense, including amortization of deferred financing costs. For the three months ended June 30, 2003, interest expense decreased by $0.3 million, or 4.0%, to $7.2 million from $7.5 million for the same period in 2002 and interest expense as a percentage of revenue, net decreased to 16.6% from 17.1% for the same period in 2002.

Loss on investments. For the three months ended June 30, 2003, loss on investments decreased $0.9 million to $0.0 compared to the same period in 2002. The loss in the prior period related to a writedown of WRC Media's minority investment in ThinkBox, Inc.

Income tax provision. For the three months ended June 30, 2003, the provision for income taxes decreased $0.1 million, or 20.0%, to $0.4 million from $0.5 million compared to the same period in 2002. The decrease in the income tax provision relates to a tax refund of $0.1 million received in 2003. The Company recorded non-cash deferred income tax expense of $0.5 million during the three months ended June 30, 2002 and 2003, which would not have been required prior to the adoption of SFAS 142. As a result of the adoption of SFAS 142, book amortization will no longer occur during the carry-forward period of the operating losses. In addition, since book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each year because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded.

Net loss. For the three months ended June 30, 2003, net loss decreased by $0.6 million, or 11.3%, to $4.7 million from $5.3 million for the same period in 2002 primarily due to the factors described above.

ADJUSTED EBITDA / RESTRICTED EBITDA. For the three months ended June 30, 2003, Adjusted EBITDA increased $1.4 million or 17.3% to $9.5 million from $8.1 million for the same period in 2002. The increase was primarily attributable to the lower operating expenses excluding restructuring costs. Adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation, amortization, and other (income) charges excluding unrealized hedge gain of ($207) for the three months ended June 30, 2002 and restructuring costs of $1,001 for the three months ended June 30, 2003. Restricted EBITDA is defined as Adjusted EBITDA excluding WRC Media's unrestricted subsidiaries. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business' performance based on their Adjusted EBITDA results. Adjusted EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments. Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and ThinkBox as "Unrestricted Subsidiaries" under its Credit Agreement so as to: (i) exclude them from all the negative covenants in the Credit Agreement including the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and
(ii) permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox performance will not be included in any covenant calculations and in any measures of Adjusted EBITDA. Accordingly, Restricted EBITDA is defined as WRC Media consolidated Adjusted EBITDA excluding the $1.0 million EBITDA income in 2003 and the $1.9 million EBITDA loss in 2002 contributed by its unrestricted subsidiaries - ChildU and ThinkBox. As of June 30, 2003, there were $122.7 million senior secured term loans under the senior credit facilities, of which Adjusted EBITDA as defined in the credit agreement is utilized in both financial covenants. If the covenant were to be violated, the debt would become callable which could adversely affect the Company's financial condition and liquidity. The current minimum ratio for the leverage ratio is no greater than 5.75 to 1 and for the fixed charge ratio is no less than 1.05 to 1. See Adjusted EBITDA / Restricted EBITDA reconciliation to net loss below ($ in 000's):


                                                                 For the three months ended June 30,
Adjusted EBITDA / Restricted EBITDA reconciliation to Net Loss          2002         2003
                                                                    ----------    ----------
     Net Loss                                                      $ (5,309)       $ (4,710)
     Depreciation and amortization of intangibles**                   5,636           5,615
     Income taxes                                                       544             454
     Interest expense                                                 7,473           7,188
     Unrealized hedge gain                                             (207)              -
     Restructuring costs                                                -             1,001
                                                                   --------        --------
Adjusted EBITDA                                                       8,137           9,548
     Add: ChildU EBITDA (income)loss                                  1,018          (1,004)
     Add: Thinkbox EBITDA loss                                          884               -
                                                                   --------        --------
Restricted EBITDA                                                  $ 10,039        $  8,544
                                                                   ========        ========

** 2003 Amount includes amortization of capitalized software costs of $333 which are included in operating costs and expenses above.

Results of Operations for the Three Months Ended June 30, 2003 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net revenue.

                                                           Three Ended June Months 30,
                                                      2002                                  2003
                                           -----------------------------        --------------------------
                                             Amount    % of Net Revenue          Amount   % of Net Revenue
                                           ---------    ----------------        --------- ----------------
                                                              (Dollars in millions)

Revenue, net                               $  30.6           100.0%             $   29.3       100.0%
Cost of goods sold                             8.5            27.8%                  7.8        26.6%
                                           -------            ----              --------       -----
Gross profit                                  22.1            72.2%                 21.5        73.4%
Costs and expenses:
   Sales and marketing                         6.3            20.6%                  5.7        19.5%
   Distribution, circulation and               2.8             9.2%                  2.9         9.9%
   fulfillment
   Editorial                                   2.1             6.9%                  2.6         8.9%
   General and administrative                  4.0            13.1%                  4.3        14.7%
   Restructuring costs                           -             0.0%                  0.1         0.3%
   Depreciation                                0.5             1.6%                  0.4         1.4%
   Amortization of intangible assets           2.2             7.2%                  2.3         7.8%
                                           -------            ----              --------       -----
                                              17.9            58.6%                 18.3        62.5%
                                           -------            ----              --------       -----

Income from operations                         4.2            13.6%                  3.2        10.9%

Interest expense                              (7.2)          (23.5%)                (6.9)      (23.5%)
Other income (expense), net                    0.2             0.7%                 (0.2)       (0.7%)
                                           -------            ----              --------       -----
Loss before income tax provision              (2.8)           (9.2%)                (3.9)      (13.3%)
Income tax provision                           0.2             0.7%                    -         0.0%
                                           -------            ----              --------       -----
                                           -------            ----              --------       -----
Net loss                                   $  (3.0)           (9.9%)            $   (3.9)      (13.3%)
                                           =======            ====              ========       =====

   Adjusted EBITDA(a)                      $   6.9            22.5%             $    5.9        20.1%
                                           =======            ====              ========       =====

(a) Adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation, amortization, other (income) charges excluding unrealized hedge gain of ($207) for three months ended June 30, 2002 and restructuring costs of $126 for the three months ended June 30, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business' performance based on their Adjusted EBITDA results. Adjusted EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments.


Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenue, net. For the three months ended June 30, 2003, revenue, net decreased $1.3 million or 4.2% to $29.3 million from $30.6 million for the same period in 2002. Weekly Reader, not including AGS and World Almanac, revenue, net increased $0.7 million, or 15.2%, to $5.3 million from $4.6 million for the same period in 2002. This was primarily attributable to higher custom publishing shipments by Weekly Reader's subsidiary Lifetime Learning Systems.

Weekly Reader, not including AGS and World Almanac, revenue, net increased $0.7 million, or 15.2%, to $5.3 million from $4.6 million for the same period in 2002. This was attributable to higher custom publishing shipments by Weekly Reader's subsidiary Lifetime Learning Systems and greater licensing revenue. Lifetime Learning revenue was $0.5 million, or approximately 104.0% greater than the second quarter of 2002 and licensing revenue was up $0.3 million or 28.0% for the three months ending June 30, 2003 driven by higher sales through it's QVC channel.

AGS revenue, net decreased $0.7 million, or 4.9%, to $13.5 million from $14.2 million for the same period in 2002, primarily due a $0.9 million decrease in backlisted curriculum products, partially offset by growth in core curriculum and assessment products of $0.2 million.

World Almanac revenue, net decreased by $1.3 million, or 11.0%, to $10.5 million from $11.8 million for the same period in 2002. This decrease was primarily due to lower net revenue at WAE Library Services due to the continuing weak environmental for school library funding partially offset by higher revenue at Gareth Stevens.

Gross profit. For the three months ended June 30, 2003, gross profit decreased $0.6 million, or 2.7% to $21.5 million from $22.1 million for the same period in 2002. Gross profit as a percentage of revenue, net increased to 73.4% for the three months ended June 30, 2003 from 72.2% for the same period in 2002.

Costs and expenses. For the three months ended June 30, 2003, costs and expenses increased $0.4 million, or 2.2% to $18.3 million from $17.9 million for the same period in 2002, and costs and expenses as a percentage of revenue, net increased to 62.5% for the three months ended June 30, 2003 from 58.6% for the same period in 2002. Editorial costs increased $0.5 million, general and administrative cost increased $0.3 million, restructuring costs increased $0.1 million, partially offset by a decrease of $0.6 million in sales and marketing expenses. The restructuring cost adjustment of $0.1 million recorded in the six months ended June 30, 2003 related to the Company's update of its assumptions used in determining the fair value of the remaining lease obligations associated with the facilities vacated during 2002 in accordance with SFAS 146, "Accounting for costs associated with exit or disposal activities". This adjustment relates to the reserve established in 2002.

Income from operations. For the three months ended June 30, 2003, income from operations decreased by $1.0 million, or 23.8%, to $3.2 million from $4.2 million for the same period in 2002 and income from operations as a percentage of revenue, net decreased to 10.9% from 13.6% for the same period in 2002. This decrease was primarily due to the factors described above.

Interest expense. For the three months ended June 30, 2003, interest expense decreased by $0.3 million, or 4.2%, to $6.9 million from $7.2 million for the same period in 2002 and interest expense as a percentage of revenue, net was flat at 23.5% compared to the same period in 2002.

Income tax provision. For the three months ended June 30, 2003, the provision for income taxes decreased by $0.2 million, or 100.0%, to $0.0 from $0.2 million for the same period in 2002. Weekly Reader also recorded non-cash deferred income tax expense of approximately $0.2 million for the three months ended June 30, 2003 and 2002 related to the continued effect of SFAS 142. Historically, Weekly Reader did not need a valuation allowance for the portion of their net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by Weekly Reader's net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, Weekly Reader will continue to amortize these assets for tax purposes. As a result, Weekly Reader will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of Weekly Reader's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, Weekly Reader recorded non-cash deferred income tax expense of $0.2 million for the three months ended June 30, 2002 and 2003. A tax refund offset the non-cash deferred income tax expense in the three months ended June 30, 2003.

Net loss. For the three months ended June 30, 2003, net loss increased by $0.9 million, or 30.0%, to $3.9 million from $3.0 million for the same period in 2002 for the reasons discussed above. Net loss as a percentage of net revenues increased to 13.3% for the three months ended June 30, 2003 from 9.9% for the same period in 2002.

Adjusted EBITDA. For the three months ended June 30, 2003, Adjusted EBITDA decreased by $1.0 million, or 14.5%, to $5.9 million from $6.9 million for the same period in 2002. This decrease is primarily attributable to the factors described above. Adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation, amortization, other (income) charges excluding unrealized hedge gain of ($207) for three months ended June 30, 2002 and restructuring costs of $126 for the three months ended June 30, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business' performance based on their Adjusted EBITDA results. Adjusted EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments. See Adjusted EBITDA reconciliation to our net loss below ($ in 000's):

                                             For the three months ended June 30,
Adjusted EBITDA reconciliation to Net Loss          2002            2003
                                                 ------------     ----------
   Net Loss                                      $   (2,969)      $  (3,931)
   Depreciation and amortization of intangibles       2,666           2,740
   Income taxes                                         183              49
   Interest expense                                   7,230           6,911
   Unrealized hedge gain                               (207)              -
   Restructuring costs                                    -             126
                                                 ----------       ---------
Adjusted EBITDA                                  $    6,903       $   5,895
                                                 ==========       =========

Results of Operations for the Six Months Ended June 30, 2003-- WRC Media Inc. and Subsidiaries

The results of operations of WRC Media and its subsidiaries encompass the operations of Weekly Reader and its subsidiaries, including AGS and World Almanac, CompassLearning, and ChildU, Inc. ("ChildU"). The results of operations of WRC Media and its subsidiaries should be read together with the separate discussion of the results of operations of Weekly Reader.

In analyzing WRC Media's results for the six months ended June 30, 2002 and 2003, respectively, the seasonal nature of WRC Media's business should be considered. As a result of seasonality, approximately 20% of WRC Media's publication and related service revenues usually occur in its first quarter, 20% in its second quarter, and 60% in the third and fourth quarters combined. However, unlike this revenue stream, many of WRC Media's expenses are incurred evenly throughout the year.

WRC Media analyzes its revenues, expenses and operating results on a percentage of revenue, net basis. The following table sets forth, for the periods indicated, consolidated statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net revenue.

                                                                      Six Months Ended June 30,
                                                            2002                               2003
                                                -----------------------------     --------------------------
                                                  Amount    % of Net Revenue       Amount   % of Net Revenue
                                                ---------    ----------------     --------- ----------------
                                                                      (Dollars in millions)

Revenue, net                                    $   90.6         100.0%            $   90.5        100.0%
Cost of goods sold                                  26.0          28.7%                25.3         28.0%
                                                --------       -------             --------      -------
Gross profit                                        64.6          71.3%                65.2         72.0%
Costs and expenses:
     Sales and marketing                            24.9          27.5%                21.5         23.8%
     Research and development                        1.0           1.1%                 0.9          1.0%
     Distribution, circulation and fulfillment       6.0           6.6%                 6.4          7.1%
     Editorial                                       4.9           5.4%                 5.2          5.7%
     General and administrative                     10.5          11.6%                12.4         13.7%
     Restructuring costs and other                     -           0.0%                 1.5          1.7%
     non-recurring expenses
     Depreciation                                    1.6           1.8%                 1.2          1.3%
     Amortization of intangible assets               9.7          10.7%                 9.3         10.3%
                                                --------       -------             --------      -------
                                                    58.6          64.7%                58.4         64.6%
                                                --------       -------             --------      -------

Income from operations                               6.0           6.6%                 6.8          7.4%
                                                --------       -------             --------      -------
Interest expense, including amortization
  of deferred financing costs                      (14.8)        (16.3%)              (14.3)       (15.8%)
Loss on investments                                 (1.1)         (1.2%)                  -          0.0%
Other expense, net                                  (0.3)         (0.3%)               (0.6)        (0.7%)
                                                --------       -------             --------      -------
Loss before income tax provision                   (10.2)        (11.2%)               (8.1)        (9.1%)
Income tax provision                                 9.9          10.9%                 1.0          1.1%
                                                --------       -------             --------      -------
Loss before cumulative effect of change
  in accounting principle                          (20.1)        (22.1%)               (9.1)       (10.2%)
Cumulative effect of change in accounting
  principle                                        (72.0)        (79.5%)                  -          0.0%
                                                --------       -------             --------      -------
Net loss                                        $  (92.1)       (101.6%)           $   (9.1)       (10.2%)
                                                ========       =======             ========       =======

     Adjusted EBITDA (a)                        $   15.7          17.3%             $  18.8         20.8%
                                                ========       =======             ========       =======

     Restricted EBITDA(b)                       $   18.2          20.1%             $  17.7         19.6%
                                                ========       =======             ========       =======

(a) Adjusted EBITDA is defined as income (loss) before interest expense, taxes, depreciation, amortization and other (income) charges excluding an unrealized hedge gain of ($207) for the six months ended June 30, 2003, restructuring costs of $1,289 for the six months ended June 30, 2003 and other non-recurring expenses of $192 for the six months ended June 30, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business performance based on their Adjusted EBITDA results. Adjusted EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments.

(b) Restricted EBITDA is defined as Adjusted EBITDA excluding WRC Media's unrestricted subsidiaries. Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and ThinkBox as "Unrestricted Subsidiaries" under its Credit Agreement so as to: (i) exclude them from all the negative covenants in the Credit Agreement including the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and (ii) permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox financial performance will not be included in any covenant calculations and any measures of Adjusted EBITDA. Accordingly, Restricted EBITDA is defined as WRC Media consolidated Adjusted EBITDA excluding the $1.1 million EBITDA income in the six months ended June 30, 2003 and the $2.5 million EBITDA loss in the six months ended June 30, 2002 contributed by its unrestricted subsidiaries - ChildU and ThinkBox. As of June 30, 2003, there were $122.7 million senior secured term loans under the senior credit facilities, of which Adjusted EBITDA as defined in the credit agreement is utilized in both financial covenants. If the covenant were to be violated, the debt would become callable which could adversely affect the Company's financial condition and liquidity. The current minimum ratio for the leverage ratio is no greater than 5.75 to 1 and for the fixed charge ratio is no less than 1.05 to 1.

Six months Ended June 30, 2003 Compared to Six months Ended June 30, 2002

Revenue, net. For the six months ended June 30, 2003, revenue, net decreased $0.1 million, or 0.1%, to $90.5 million from $90.6 million for the same period in 2002. This decrease was primarily due to a decrease in revenue, net at Weekly Reader Corporation of $0.5 million, or 0.8%, to $64.1 million from $64.6 million for the same period in 2002 combined with a decrease at CompassLearning of $1.8 million, or 7.1%, to $23.5 million from $25.3 million partially offset by an increase in revenue, net at ChildU, Inc. of $2.2 million, or 314.3%, to $2.9 million from $0.7 million for the same period in 2002.

At Weekly Reader, not including AGS and World Almanac, revenue, net increased $2.0 million, or 14.5%, to $15.8 million from $13.8 million for the same period in 2002. This was primarily attributable to higher custom publishing shipments by Weekly Reader's subsidiary Lifetime Learning Systems.

AGS revenue, net decreased $1.1 million, or 4.2%, to $25.2 from $26.3 million for the same period in 2002, primarily due to a $1.5 million decrease in backlisted curriculum products sold partially offset by the growth in assessment products of $0.4 million.

World Almanac revenue, net decreased $1.4 million, or 5.7%, to $23.1 million from $24.5 million for the same period in 2002. This decrease was primarily due to lower shipments at WAE Library Services and lower revenue, net at Facts On File News Services driven by the continuing weak library market conditions.

CompassLearning revenue, net decreased $1.8 million, or 7.1%, to $23.5 million from $25.3 million for the same period in 2002. This decrease was primarily due to (1) a decrease in software revenue of $0.4 million, or 3.2%, to $12.2 million from $12.6 million for the same period in 2002 primarily as a result of delayed Title 1 funding and state budget deficits, which contributed to additional spending delays, (2) a decrease in service revenue from technical support of $0.5 million, or 7.4%, to $6.3 million from $6.8 million in for the same period in 2002, and (3) a decrease in professional development revenue of $0.8 million, or 14.8%, to $4.6 million from $5.4 million for the same period in 2002.

At ChildU, WRC's unrestricted subsidiary, revenue, net increased $2.2 million or 314.3% to $2.9 million from $0.7 million for the same period in 2002 driven by sales of its web-enabled curriculum products. ChildU achieved an important milestone in the period ended June 30, 2003, by becoming EBITDA positive ($0.8 million) on a trailing twelve month basis.

The K-12 funding environment continues to be impacted by growing state budget deficits, which have been causing reductions in state and local educational spending, including spending on supplemental educational materials. While we believe WRC will benefit from numerous provisions in the Federal No Child Left Behind Act (the "NCLB Act"), most of this Federal educational funding will not be available until later in 2003. Although we expect that Federal educational funding will increase in the second half of 2003 as a result of the NCLB Act, we do not believe this funding improvement will be sufficient to offset cuts in state and local education funding. We expect these cuts and delayed purchases will negatively affect our top-line revenue, net in the third quarter and may continue to affect our top-line performance beyond the third quarter. The uncertainty in the current operating environment makes it difficult to forecast future results.

Gross profit. For the six months ended June 30, 2003, gross profit increased by $0.6 million, or 0.9%, to $65.2 million from $64.6 million for the same period in 2002. This increase was primarily attributable to $2.0 million of higher gross profit at ChildU driven by its revenue growth discussed above, combined with higher gross profit at Weekly Reader of $0.2 million driven by its increase in revenues discussed above, partially offset by a lower gross profit at CompassLearning of $1.5 million caused by its revenue decline. WRC Media's gross profit as a percentage of revenue, net increased to 72.0% for the six months ended June 30, 2003 from 71.3% for the same period in 2002.

Costs and expenses. For the six months ended June 30, 2003, costs and expenses decreased by $0.2 million, or 0.3%, to $58.4 million from $58.6 million for the same period in 2002. This was primarily attributable to $3.4 million or 13.7% decrease in sales and marketing expenses, offset by an increase of $1.9 million in general and administrative expenses and an increase of $1.5 million in restructuring costs and non-recurring expenses incurred by the Company. During the six months ended June 30, 2003 CompassLearning recorded an additional bad debt reserve of $0.9 million in order to increase its allowance for doubtful accounts. This reserve was recorded due to the uncertainty of collection of the receivable which resulted from a change in financial condition of the purchaser. The restructuring cost adjustment of $1.3 million was recorded in the six months ended June 30, 2003 related to the Company's update of its assumptions used in determining the fair value of the remaining lease obligations associated with the facilities vacated during 2002 in accordance with SFAS 146. This adjustment relates to the reserve established in 2002. The non-recurring charges of $0.2 million relates to failed acquisition due diligence costs.

Income from operations. For the six months ended June 30, 2003, income from operations increased $0.8 million or 13.3%, to $6.8 million from $6.0 million for the same period in 2002, due to the factors described above.

Interest expense, including amortization of deferred financing costs. For the six months ended June 30, 2003, interest expense decreased by $0.5 million, or 3.4%, to $14.3 million from $14.8 million for the same period in 2002 and interest expense as a percentage of revenue, net decreased to 15.8% from 16.3% for the same period in 2002.

Loss on investments. For the six months ended June 30, 2003, loss on investments decreased $1.1 million, or 100.0%, to $0.0 from $1.1 million for the same period in 2002. The loss in the prior period related to a write down of WRC Media's minority investment in ThinkBox, Inc.

Income tax provision. For the six months ended June 30, 2003, the provision for income taxes decreased $8.9 million or 89.9% to an income tax provision of $1.0 million from $9.9 million for the same period in 2002. The Company recorded non-cash deferred income tax expense of $8.7 million on January 1, 2002 and $1.0 million during the six months ended June 30, 2002 and 2003, which would not have been required prior to the adoption of SFAS 142. The non-cash charge of $8.7 million on January 1, 2002 was recorded to increase the valuation allowance related to the Company's net operating losses. As a result of the adoption of SFAS 142, book amortization will not occur during the carry-forward period of the operating losses. In addition, since book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each year because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded.

Net loss. For the six months ended June 30, 2003, net loss decreased by $83.0 million, or 90.1%, to $9.1 million from $92.1 million for the same period in 2002 primarily due to the non-cash charges recorded in the prior period resulting in the Company's adoption of SFAS 142 as described above.

ADJUSTED EBITDA / RESTRICTED EBITDA. For the six months ended June 30, 2003, Adjusted EBITDA increased $3.1 million or 19.7% to $18.8 million from $15.7 million for the same period in 2002. The increase was primarily attributable to the higher gross profit combined with the reduced operating expenses excluding restructuring costs and other non-recurring expense discussed above. Adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation, amortization, other (income) charges excluding unrealized hedge gain of ($207) for the six months ended June 30, 2002, restructuring costs of $1,289 for the six months ended June 30, 2003 and non-recurring expenses of $192 for the six months ended June 30, 2003. Restricted EBITDA is defined as Adjusted EBITDA excluding WRC Media's unrestricted subsidiaries. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business' performance based on their Adjusted EBITDA results. Adjusted EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments. Given the projected near-term financial performance of ChildU and ThinkBox, WRC Media designated ChildU and ThinkBox as "Unrestricted Subsidiaries" under its Credit Agreement so as to: (i) exclude them from all the negative covenants in the Credit Agreement including the financial covenants, and from agreed upon affirmative covenants, representations and warranties and events of default; and
(ii) permit additional investments in ChildU and ThinkBox by WRC Media and its subsidiaries in excess of the acquisition funding requirements to fund operations, if necessary. As a result of the above-mentioned designation, ChildU and ThinkBox performance will not be included in any covenant calculations and in any measures of Adjusted EBITDA. Accordingly, Restricted EBITDA is defined as WRC Media consolidated Adjusted EBITDA excluding the $1.1 million EBITDA income in 2003 and the $2.5 EBITDA loss in 2002 contributed by its unrestricted subsidiaries - ChildU and ThinkBox. As of June 30, 2003, there were $122.7 million senior secured term loans under the senior credit facilities, of which Adjusted EBITDA as defined in the credit agreement is utilized in both financial covenants. If the covenant were to be violated, the debt would become callable which could adversely affect the Company's financial condition and liquidity. The current minimum ratio for the leverage ratio is no greater than 5.75 to 1 and for the fixed charge ratio is no less than 1.05 to 1. See Adjusted EBITDA / Restricted EBITDA reconciliation to net loss below ($ in 000's):


                                                                         For the six months ended June 30,
Adjusted EBITDA / Restricted EBITDA reconciliation to Net Loss                2002             2003
                                                                           ----------       ----------

     Net Loss                                                              $  (92,061)       $ (9,098)
     Depreciation and amortization of
       intangibles**                                                           11,245          11,123
     Income taxes                                                               9,883           1,042
     Interest expense                                                          14,804          14,270
     Cumulative effect of change in accounting
       principle                                                               72,022               -
     Unrealized hedge gain                                                       (207)              -
     Restructuring costs                                                            -           1,289
     Non-recurring expenses                                                         -             192
                                                                           ----------       ---------
Adjusted EBITDA                                                                15,686          18,818
     Add: ChildU EBITDA (income) loss                                           1,347          (1,142)
     Add: Thinkbox EBITDA loss                                                  1,137               -
                                                                           ----------       ---------
Restricted EBITDA                                                          $   18,170       $  17,676
                                                                           ==========       =========

** 2003 Amount includes amortization of capitalized software costs of $592 which are included in operating costs and expenses above.

Results of Operations for the Six Months Ended June 30, 2003 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net revenue.

                                                                      Six Ended June 30,
                                                          2002                               2003
                                                -----------------------------     --------------------------
                                                  Amount    % of Net Revenue       Amount   % of Net Revenue
                                                ---------    ----------------     --------- ----------------
                                                                      (Dollars in millions)

Revenue, net                                        $  64.6        100.0%           $  64.1          100.0%
Cost of goods sold                                     16.9         26.2%              16.2           25.3%
                                                    -------      -------            -------         -------
Gross profit                                           47.7         73.8%              47.9           74.7%
Costs and expenses:
     Sales and marketing                               13.5         20.9%              12.0           18.7%
     Distribution, circulation and
       fulfillment                                      6.0          9.3%               6.4           10.0%
     Editorial                                          4.9          7.6%               5.1            8.0%
     General and administrative                         7.9         12.2%               8.9           13.9%
     Restructuring costs                                  -          0.0%               0.1            0.2%
     Depreciation                                       0.9          1.4%               0.9            1.4%
     Amortization of intangible assets                  4.4          6.7%               4.6            7.2%
                                                    -------      -------            -------         -------
                                                       37.6         58.1%              38.0           59.4%
                                                    -------      -------            -------         -------

Income from operations                                 10.1         15.7%               9.9           15.3%

Interest expense                                      (14.3)       (22.1%)            (13.7)         (21.5%)
Other income (expense), net                             0.2          0.3%              (0.2)          (0.3%)
                                                    -------      -------            -------         -------
Loss before income tax provision                       (4.0)        (6.1%)             (4.0)          (6.5%)
Income tax provision                                    1.8          2.8%               0.2            0.3%
                                                    -------      -------            -------         -------
Loss before cumulative effect of change
   in accounting principle                             (5.8)        (8.9%)             (4.2)          (6.8%)
Cumulative effect of change in
   accounting principle                               (72.0)      (111.5%)                -            0.0%
                                                    -------      -------            -------         -------

Net loss                                            $ (77.8)      (120.4%)          $  (4.2)          (6.8%)
                                                    =======      =======            =======         ======

     Adjusted EBITDA(a)                             $  15.5         24.0%           $  15.3           23.9%
                                                    =======      =======            =======         ======

(a) Adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation, amortization, other (income) charges excluding unrealized hedge gain of ($207) for six months ended June 30, 2002 and restructuring costs of $126 for the six months ended June 30, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business' performance based on their Adjusted EBITDA results. Adjusted EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments.

Six months Ended June 30, 2003 Compared to Six months Ended June 30, 2002

Revenue, net. For the six months ended June 30, 2003, revenue, net decreased $0.5 million or 0.8% to $64.1 million from $64.6 million for the same period in 2002.

At Weekly Reader, not including AGS and World Almanac, revenue, net increased $2.0 million, or 14.5%, to $15.8 million from $13.8 million for the same period in 2002. This was primarily attributable to higher custom publishing shipments by Weekly Reader's subsidiary Lifetime Learning Systems.

AGS revenue, net decreased $1.1 million, or 4.2%, to $25.2 from $26.3 million for the same period in 2002, primarily due to a $1.5 million decrease in backlisted curriculum products sold partially offset by the growth in assessment products of $0.3 million.

World Almanac revenue, net decreased $1.4 million, or 5.7%, to $23.1 million from $24.5 million for the same period in 2002. This decrease was primarily due to lower shipments at WAE Library Services and lower revenue, net at Facts On File News Services driven by continuing weak library funding market conditions.

Gross profit. For the six months ended June 30, 2003, gross profit increased $0.2 million, or 0.4% to $47.9 million from $47.7 million for the same period in 2002. Gross profit as a percentage of revenue, net increased to 74.7% for the six months ended June 30, 2003 from 73.8% for the same period in 2002.

Costs and expenses. For the six months ended June 30, 2003, costs and expenses increased $0.4 million, or 1.1% to $38.0 million from $37.6 million for the same period in 2002. The costs and expenses as a percentage of revenue, net increased to 59.4% for the six months ended June 30, 2003 from 58.1% for the same period in 2002. General and administrative expenses increased $1.0 million, distribution, circulation and fulfillment increased $0.4 million, editorial costs increased $0.2 million, amortization of intangible assets increased $0.2 million, and restructuring costs increased $0.1 million. These expense increases were partially offset by a decrease in sales and marketing expenses of $1.5 million. The restructuring cost adjustment of $0.1 million was recorded in the six months ended June 30, 2003 related to the Company's update of its assumptions used in determining the fair value of the remaining lease obligations associated with facilities vacated during 2002 in accordance with SFAS 146, "Accounting for costs associated with exit or disposal activities". This adjustment relates to the reserve established in 2002.

Income from operations. For the six months ended June 30, 2003, income from operations decreased by $0.2 million, or 2.0%, to $9.9 million from $10.1 million for the same period in 2002 for the reasons discussed above. Income from operations as a percentage of revenue, net decreased to 15.3% from 15.7% for the same period in 2002. This decrease was primarily due to the factors described above.

Interest expense. For the six months ended June 30, 2003, interest expense decreased by $0.6 million, or 4.2%, to $13.7 million from $14.3 million for the same period in 2002. Interest expense as a percentage of revenue, net decreased to 21.5% from 22.1% for the same period in 2002.

Income tax provision. For the six months ended June 30, 2003, provision for income taxes decreased by $1.6 million, or 88.9%, to $0.2 million from $1.8 million for the same period in 2002. Weekly Reader recorded non-cash deferred income tax expense of approximately $1.4 million on January 1, 2002 related to the adoption of SFAS 142. The non-cash charge of $1.4 million on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with Weekly Reader's net operating losses. Historically, Weekly Reader did not need a valuation allowance for the portion of their net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by Weekly Reader's net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, Weekly Reader will continue to amortize these assets for tax purposes. As a result, Weekly Reader will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of Weekly Reader's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, Weekly Reader recorded non-cash deferred income tax expense of $0.3 million for the six months ended June 30, 2002 and 2003.

Net loss. For the six months ended June 30, 2003, net loss decreased by $73.6 million, or 94.6%, to $4.2 million from $77.8 million for the same period in 2002 primarily due to the non-cash charges recorded in the prior period resulting in the Company's adoption of SFAS 142 as described above. Net loss as a percentage of net revenue, net improved to negative 6.8% for the six months ended June 30, 2003 from negative 120.4% for the same period in 2002.

ADJUSTED EBITDA. For the six months ended June 30, 2003, Adjusted EBITDA decreased $0.2 million, or 1.3%, to $15.3 million from $15.5 million for the same period in 2002. This decrease is primarily attributable to the factors described above. Adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation, amortization, other (income) charges including unrealized hedge gain of ($207) for six months ended June 30, 2002 and restructuring costs of $126 for the six months ended June 30, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business' performance based on their Adjusted EBITDA results. Adjusted EBITDA may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments. See Adjusted EBITDA reconciliation to our net loss below ($ in 000's):


                                                          For the six months ended June 30,
Adjusted EBITDA reconciliation to Net Loss                    2002                2003
                                                           -----------       -----------

   Net Loss                                                $   (77,765)       $  (4,235)
   Depreciation and amortization of intangibles                  5,334            5,433
   Income taxes                                                  1,797              224
   Interest expense                                             14,321           13,733
   Unrealized hedge gain                                          (207)               -
   Cumulative effect of change in accounting principle          72,022                -
   Restructuring costs                                              -               126
                                                           ----------        ----------
Adjusted EBITDA                                            $   15,502        $   15,281
                                                           ==========        ==========

Liquidity, Working Capital and Capital Resources

WRC Media's sources of cash are its (i) operating subsidiaries, Weekly Reader Corporation and CompassLearning, Inc. and (ii) a $30.0 million revolving credit facility. As of June 30, 2003, $24.0 million of the revolving credit facility has been drawn down which bears interest which approximated 4.7%. Additionally, a stand-by letter of credit in the amount of $2.0 million is outstanding in connection with a real estate lease. While this letter of credit is in effect, it reduces available borrowing under the revolving credit facility by $2.0 million. We expect these sources of cash to be adequate for the Company's needs for the foreseeable future.

As of June 30, 2003, WRC Media and its subsidiaries had negative working capital of $20.3 million. For the January through June time period, WRC Media and its subsidiaries usually experience negative cash flow due to the seasonality of its business. As a result of this business cycle, borrowings usually increase during the period January through June, and borrowings generally will be at its lowest point in fourth quarter. WRC Media's cash and cash equivalents were approximately $12.5 million at June 30, 2003. Included in cash is approximately $0.4 million of restricted monies, which represent the remaining proceeds from the issuance of $13.75 million of 18% Junior Cumulative Convertible Preferred Stock on May 9, 2001 used to purchase and fund ChildU and its minority investment in ThinkBox. The $0.2 million in funds cannot be commingled with WRC Media's cash from operations or borrowings under its revolving credit facility. Similarly, the Company cannot use cash from operations or borrowings under its revolving credit facility to fund ChildU's operation or WRC Media's investment in ThinkBox.

WRC Media and its subsidiaries' operations used approximately $13.8 million in cash for the six months ended June 30, 2003. WRC Media and its subsidiaries principal uses of cash are for debt service, working capital and potential acquisitions.

WRC Media and its subsidiaries investing activities for the six months ended June 30, 2003 included investments in software development of approximately $2.1 million and capital expenditures of approximately $0.6 million.

WRC Media and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the six months ended June 30, 2003, financing activities provided cash of $19.9 million, which primarily resulted from net borrowings of $24.0 million under the revolving credit facility partially offset by a $3.9 million repayment of the senior secured term loans. We believe that our current cash position, cash from operations and the availability under our revolving credit facility is sufficient to finance the Company's operations through December 31, 2003.

The terms of our senior secured credit agreement require us on an ongoing basis to meet certain financial covenants, including a maximum leverage ratio covenant and a minimum fixed charge coverage ratio covenant. Compliance with these covenants is measured as of the last day of each fiscal quarter. Each ratio becomes more stringent periodically through March 31, 2004. With respect to the first two fiscal quarters of 2003, we are required to have a leverage ratio no greater than 5.75:1.0 and a fixed charge coverage ratio no less than 1.05:1.0. For the fiscal quarter ended June 30, 2003, our leverage ratio was 5.75:1.0 and our fixed charge coverage ratio was 1.13:1.0.

As of June 30, 2003, we were in compliance with our financial covenants. Our compliance with the financial covenants in our credit agreement in future quarters is primarily dependant on our ability to increase net revenue and control costs. We are pursuing a variety of net revenue and cost control initiatives. If these initiatives are not successful or the educational funding environment of our customers does not improve later this year, we may not be able to comply with our quarterly financial covenants at some point in fiscal year 2003. Accordingly, we are currently exploring various potential alternatives that may be available to us in the event we do not comply with such quarterly financial covenants. No assurances can be given that the Company will be successful in achieving any of these alternatives or that they will be achieved on a timely basis with reasonable terms or at all.

If we are unable to continue to comply with the financial covenants as in effect at the end of any fiscal quarter, we may be in default under our credit agreement. Upon the occurrence of an event of default under our credit agreement, our lenders have no obligation to grant us a waiver or extend additional loans under the revolving facility and have the right to accelerate in full the repayment of all amounts outstanding under our credit agreement, including all amounts outstanding under the term loan facilities and revolving credit facility. As of June 30, 2003, $122.7 million was outstanding under our term loan facilities and there was $24.0 million of outstanding borrowings under our revolving credit facility. If any such event of default occurs under our credit agreement and the lenders take steps to accelerate the amounts due, we can make no assurance that we would be able to repay such amounts. Our credit agreement is secured by liens on substantially all of our assets. In the event that the lenders were to accelerate our prepayment obligations under the term loan facilities and the revolving facility, such action would constitute an event of default under our Notes.

Accounting Policies and Estimates

There have been no changes in accounting policies or estimates that would have a material effect on the financial statements. See Note 2 to the consolidated financial statements filed in WRC Media's annual report Form 10-K for the year ended December 31, 2002.

Seasonality

Operating results have varied and are expected to continue to vary from quarter to quarter as a result of seasonal patterns. Weekly Reader and CompassLearning's net revenue are significantly affected by the school year. Weekly Reader's net revenue in the third, and to a lesser extent the fourth, quarters are generally the strongest as products are shipped for delivery during the school year. CompassLearning's revenues are generally strongest in the second quarter, and to a lesser extent the fourth quarter. CompassLearning's revenues are strong in the second quarter generally because schools frequently combine funds from two budget years, which typically end on June 30 of each year, to make significant purchases, such as purchases of CompassLearning's electronic courseware, and because by purchasing in the second quarter, schools are able to have the software products purchased and installed over the summer and ready to train teachers when they return from summer vacation. CompassLearning's fourth quarter revenue are strong as a result of sales patterns driven in part by its commissioned sales force seeking to meet year-end sales goals as well as by schools purchasing software to be installed in time for teachers to be trained prior to the end of the school year in June.

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

The general risks inherent in the market and the impact of rising interest rates with regard to its variable debt facilities; and

The terms of our senior secured credit agreement require us on an ongoing basis to meet certain financial covenants, including a maximum leverage ratio covenant and a minimum fixed charge coverage ratio covenant. Each ratio becomes more stringent periodically through March 31, 2004. A default under the credit agreement could result in acceleration of payment obligations which would impact our ability to continue to finance our business through other debt agreements, or otherwise.

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

WRC Media is subject to market risk exposure related to changes in interest rates on the $122.7 million (as of June 30, 2003) senior secured term loans under the senior credit facilities. Interest on borrowings under the senior credit facilities will bear interest at a rate per annum equal to:

(1) For the revolving credit facility maturing in two years and the $17.0 million senior secured term loan A facility maturing in three years, the LIBO rate as defined in the credit agreement plus 3.50% or the alternate base rate as defined in the credit agreement plus 2.50% subject to performance-based step downs; and
(2) For the $96.0 million senior secured term loan B facility maturing in three years, the LIBO rate plus 4.25% or the alternate base rate plus 3.25%.
(3) For the $9.7 million senior secured new term A loan facility maturing in three years, the LIBO rate plus 4.25% or the alternate base rate plus 3.25%

The senior credit facilities require WRC Media to obtain interest rate protection for at least 50% of the senior secured term loans for the duration of the senior credit facilities. On November 15, 2002, we entered into an arrangement with a notional value of $64.8 million, which terminates on November 15, 2003 and requires us to pay a floating rate of interest based on the three month LIBO rate as defined in that arrangement with a cap rate of 2.5%. The fair value of the interest rate cap as of June 30, 2003 was de-minimus.


ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. WRC Media Inc.'s management, with the participation of Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Companuy's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in WRC Media Inc.'s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


1. Form 8-K, filed March 24, 2003, reporting operating results for the quarter ended December 31, 2002.

2. Form 8-K, filed March 27, 2003, reporting the transcript of an investor conference call held March 26, 2003.

3. Form 8-K filed May 15, 2003, reporting operating results for the quarter ended March 31, 2003.

4. Form 8-K filed May 20, 2003, reporting the transcript of an investor conference call held on May 20, 2003.

5. Form 8-K, filed August 12, 2003, reporting operating results for the quarter ended June 30, 2003.

6. Form 8-K, filed August 13, 2003, reporting the transcript of an investor conference call held August 13, 2003.





Exhibit      Description
-------      -----------
31.1 Certification of Martin E. Kenney, Jr., Chief Executive Officer of WRC Media Inc. and CompassLearning, Inc., pursuant to
              Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange
              Act of 1934, as amended, dated August 14, 2003.

31.2 Certification of Robert S. Lynch, Chief Operating Officer and Financial Accounting Officer of WRC Media Inc., Weekly Reader Corporation and CompassLearning, Inc., pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated August 14, 2003.

31.3 Certification of Richard Nota, Vice President of Finance and Principal Accounting Officer of WRC Media Inc., dated August 14, 2003.

31.4 Certification of Robert Jackson, President of Weekly Reader Corporation, dated August 14, 2003.

32.1          Certification pursuant to 18 U.S.C ss. 1350, dated August 14,
              2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 /s/ Martin E. Kenney, Jr.                                               Date:  August 14, 2003
--------------------------------------------                             -------------------------------
Martin E. Kenney, Jr.
Director: WRC Media Inc., Weekly Reader Corporation
and CompassLearning, Inc.;
Chief Executive Officer: WRC Media Inc. and CompassLearning, Inc.;
President: CompassLearning, Inc.; and Executive Vice President,
Weekly Reader Corporation




 /s/ Robert S. Lynch                                                    Date:  August 14, 2003
--------------------------------------------                            -------------------------------
Robert S. Lynch
Director: WRC Media Inc., Weekly Reader Corporation
and CompassLearning, Inc.;
Executive Vice President, COO: WRC Media Inc. and
CompassLearning, Inc.; and Treasurer: WRC Media Inc.,
Weekly Reader Corporation and CompassLearning, Inc.


/s/ Richard Nota                                                        Date:  August 14, 2003
--------------------------------------------                            -------------------------------
Richard Nota
Vice President, Finance: WRC Media Inc.


 /s/ Robert Jackson                                                     Date:  August 14, 2003
--------------------------------------------                            -------------------------------
Robert Jackson
President, Weekly Reader Corporation