Form 10-Q
period 2003-09-30
WRC MEDIA INC
filed 2003-11-14
CIK 1102329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003               Commission File No. 333-96119

     WRC MEDIA INC.                                             WEEKLY READER CORPORATION
     (Exact name of Registrant as specified in its charter)     (Exact name of Registrant as specified in its charter)

     DELAWARE                                                   DELAWARE
     (State or other jurisdiction of incorporation              (State or other jurisdiction of
      or organization)                                          incorporation or organization)

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
512 7th AVENUE, 22nd FLOOR            512 7th AVENUE, 22nd FLOOR                 512 7th AVENUE, 22nd FLOOR
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

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act.

         / /    Yes                /X/     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

--------------------------------------------------------------------------------
TITLE OF CLASS                    |  NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
12 3/4% Senior Subordinated
Notes due 2009                    |  OVER-THE-COUNTER MARKET
--------------------------------------------------------------------------------

PART 1.
ITEM 1.  FINANCIAL STATEMENTS

                         WRC MEDIA INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in thousands, except share and per share data)

                                                               December 31,    September 30,
                                                                   2002            2003
                                                               ------------    -------------
                                                                               (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                    $   9,095       $   4,763
   Accounts receivable (net of allowance for
   doubtful accounts of $1,717 and $1,956)                         38,373          49,377
   Inventories, net                                                15,287          16,745
   Prepaid expenses                                                 3,200           3,179
   Other current assets                                             1,797           1,678
                                                                ---------       ---------
     Total current assets                                          67,752          75,742

Property and equipment, net                                         6,299           5,500
Purchased software, net                                             4,970           6,061
Goodwill                                                          163,349         163,271
Deferred financing costs, net                                       6,165           5,389
Other intangible assets, net                                      100,499          91,370
Other assets and investments                                       25,218          31,883
                                                                ---------       ---------
     Total assets                                               $ 374,252       $ 379,216
                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                             $  20,869       $  17,900
   Accrued payroll, commissions and benefits                        8,693           8,594
   Deferred revenue                                                39,840          50,445
   Other accrued liabilities                                       23,285          24,660
   Current portion of long-term debt                                7,721           8,863
                                                                ---------       ---------
     Total current liabilities                                    100,408         110,462

Deferred revenue, net of current portion                            1,167             704
Deferred tax liabilities                                           10,700          12,200
Due to related party                                                2,160           2,160
Long-term debt                                                    266,219         265,636
                                                                ---------       ---------
     Total liabilities                                            380,654         391,162
                                                                ---------       ---------
Commitments and contingencies
15% Series B redeemable preferred stock,
including accrued dividends and accretion of
warrant value (3,000,000 shares outstanding)
(Liquidation preference of $132,486)                              109,966         124,551
                                                                ---------       ---------
Warrants on preferred stock                                        11,751          11,751
                                                                ---------       ---------
Common stock subject to redemption                                    965             940
                                                                ---------       ---------
Stockholders' deficit:
   Common stock, ($.01 par value,
   20,000,000 shares authorized
   and 7,009,750 shares outstanding)                                   70              70
   18% convertible preferred stock, ($.01 par
   value, 750,000 shares authorized
   524,375 outstanding)                                            18,381          20,975
   Additional paid-in capital                                     132,464         132,464
   Accumulated comprehensive loss                                  (3,357)         (3,357)
   Accumulated deficit                                           (276,642)       (299,340)
                                                                ---------       ---------
     Total stockholders' deficit                                 (129,084)       (149,188)
                                                                ---------       ---------
     Total liabilities and stockholders' deficit                $ 374,252       $ 379,216
                                                                =========       =========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)
                             (Amounts in thousands)


                                                          2002           2003
                                                        --------        -------
Revenue, net                                            $ 56,242        $ 55,322
Cost of goods sold                                        15,161          14,714
                                                        --------        --------
Gross profit                                              41,081          40,608
                                                        --------        --------
Costs and expenses:
   Sales and marketing                                    11,135          11,749
   Research and development                                  280             634
   Distribution, circulation and fulfillment               3,497           3,697
   Editorial                                               2,606           2,266
   General and administrative                              5,945           6,113
   Restructuring costs                                         -            (576)
   Depreciation                                              693             543
   Amortization of intangible assets                       4,495           4,401
                                                        --------        --------
   Total operating costs and expenses                     28,651          28,827
                                                        --------        --------
Income from operations                                    12,430          11,781
Interest expense, including amortization
of deferred financing costs                               (7,576)         (7,413)
Loss on investment                                          (963)              -
Other income/(expense), net                                1,171            (250)
                                                        --------        --------
Income before income tax provision                         5,062           4,118
Income tax provision                                         501             539
                                                        --------        --------
Net income                                              $  4,561        $  3,579
                                                        ========        ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)
                             (Amounts in thousands)


                                                               2002         2003
                                                            ---------    ---------
Revenue, net                                                $ 146,839    $ 145,792
Cost of goods sold                                             41,187       39,990
                                                            ---------    ---------
Gross profit                                                  105,652      105,802
                                                            ---------    ---------
Costs and expenses:
     Sales and marketing                                       36,077       33,281
     Research and development                                   1,236        1,558
     Distribution, circulation and fulfillment                  9,494       10,112
     Editorial                                                  7,476        7,410
     General and administrative                                16,439       18,447
     Restructuring costs and other non-recurring expenses           -          905
     Depreciation                                               2,284        1,750
     Amortization of intangible assets                         14,149       13,725
                                                            ---------    ---------
     Total operating costs and expenses                        87,155       87,188
                                                            ---------    ---------
Income from operations                                         18,497       18,614
Interest expense, including amortization
of deferred financing costs                                   (22,380)     (21,683)
Loss on investment                                             (2,100)           -
Other income/(expense), net                                       889         (869)
                                                            ---------    ---------
Loss before income tax provision                               (5,094)      (3,938)
Income tax provision                                           10,384        1,581
                                                            ---------    ---------
Loss before cumulative effect of change
   in accounting principle                                    (15,478)      (5,519)
Cumulative effect of change in accounting principle           (72,022)           -
                                                            ---------    ---------
Net loss                                                    $ (87,500)   $  (5,519)
                                                            =========    =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)
                             (Amounts in thousands)

                                                             2002        2003
                                                           --------    --------
Cash flows from operating activities:
Net loss                                                   $(87,500)   $ (5,519)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Cumulative effect of change in accounting principle       72,022           -
   Deferred income tax provision                             10,200       1,500
   Depreciation and amortization                             16,537      16,478
   Loss on investments                                        2,100           -
   Gain from hedging transactions                            (1,619)          -
   Gain (loss) on disposition of property and equipment          43          (1)
   Interest expense-accretion of debt discount                  291         333
   Amortization of deferred financing costs                     859         936
Changes in operating assets and liabilities:
   Increase in accounts receivable                           (9,411)    (11,004)
   Increase in inventories                                   (1,309)     (1,458)
   Decrease in prepaid expenses and other current assets      4,512         140
   Increase in other noncurrent assets                      (10,333)    (10,503)
   Increase (decrease) in accounts payable                      632      (2,969)
   Increase in deferred revenue                              11,936      10,377
   Increase (decrease) in accrued liabilities                (9,475)      1,353
                                                           --------    --------
Net cash used in operating activities                          (515)       (337)
                                                           --------    --------
Cash flows from investing activities:
   Purchase of property and equipment                          (976)       (954)
   Capitalized software development costs                    (3,554)     (3,087)
   Proceeds from disposition of property & equipment            578           4
                                                           --------    --------
Net cash used in investing activities                        (3,952)     (4,037)
                                                           --------    --------
Cash flows from financing activities:
   Proceeds from revolving line of credit                    29,000      27,000
   Repayments of revolving line of credit                   (19,000)    (21,000)
   Retirement of senior bank debt                            (4,337)     (5,773)
   Deferred financing fees                                     (685)       (160)
   Proceeds from issuance of common stock                       150           -
   Purchase of common stock subject to redemption              (463)        (25)
                                                           --------    --------
Net cash provided by financing activities                     4,665          42
                                                           --------    --------
Increase (decrease) in cash and cash equivalents                198      (4,332)
Cash and cash equivalents, beginning of period                8,919       9,095
                                                           --------    --------
Cash and cash equivalents, end of period                   $  9,117    $  4,763
                                                           ========    ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                $ 16,128    $ 16,222
                                                           ========    ========
   Cash paid during the period for income taxes            $    229    $    208
                                                           ========    ========
Non-cash financing activities:
   Preferred stock dividends accrued                       $ 14,153    $ 16,471
                                                           ========    ========
   Accretion of preferred stock                            $    698    $    708
                                                           ========    ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The Company is in the business of developing, publishing and marketing print and electronic supplemental education materials. Certain of the Company's products have been sold in the education marketplace for as long as 100 years. The Company's customers are primarily within the United States.

On July 14, 1999, WRC Media acquired CompassLearning in a business combination accounted for as a purchase.

On November 17, 1999, WRC Media completed the recapitalization and purchase of Weekly Reader and its subsidiaries. As a result of these transactions, WRC Media owns 94.9% and PRIMEDIA Inc. owns 5.1% of the common stock of Weekly Reader.

On May 9, 2001, WRC Media entered into an Agreement and Plan of Merger with ChildU. Contemporaneously, the Company issued $13.75 million of 18% Junior Participating Cumulative Convertible Preferred Stock. The proceeds funded the operating losses of ChildU and WRC Media's investment in ThinkBox, Inc., described below.

Concurrent with the ChildU acquisition, on May 9, 2001, a subsidiary of the Company acquired the assets of Lindy Enterprises, Inc. ("Lindy").

On May 18, 2001, WRC Media made a strategic investment in ThinkBox Inc., a creator of Internet-delivered education programs for the school and home markets. This investment is accounted for under the equity method of accounting. The Company recorded equity losses equal to the carrying value of its investment of ThinkBox during the year ended December 31, 2002.

The accompanying condensed consolidated financial statements of the Company as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

These condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K. The operating results for the three-month and nine-month periods ended September 30, 2002 and 2003 are not necessarily indicative of the results that may be expected for a full year. Certain reclassifications have been made in the prior year's consolidated financial statements to conform with current year presentation.

Based on the Company's current forecast, it expects that as of December 31, 2003, it will not be in compliance with certain of the financial covenants in its credit agreement. Because these financial covenants become more stringent as of March 31, 2004, the Company also does not currently expect to be in compliance after December 31, 2003. If the Company is unable to comply with one or more of its financial covenants, it will be in default under the credit agreement. Among other consequences, the Company will be unable to borrow additional amounts under its revolving credit facility unless it is able to obtain a waiver from the lenders. For the January through June time period, the Company usually experiences negative cash flow due to the seasonality of its business. As a result of this business cycle, borrowings usually increase during the period January through June. Accordingly, if the Company is unable to borrow additional amounts under its revolving credit facility, based on its current forecast and cash position, the Company believes it will have sufficient cash to pay its current obligations during the first fiscal quarter of 2004. The Company expects it will have shortfalls in liquidity starting at some point in the second fiscal quarter of 2004.

The Company's potential alternatives for resolving the liquidity issues described above include (1) amending certain financial covenants the credit agreement, (2) refinancing certain components of its capital structure and (3) raising additional debt or equity capital. The Company is evaluating these alternatives, and no assurances can be given that it will be successful in achieving any of these alternatives, on reasonable terms or at all. The Company can also give no assurances as to when in 2003 or 2004 any such alternatives, if successful, would be completed, or what their impact on the Company's costs of financing would be.

As of September 30, 2003, $120,900 was outstanding under the Company's term loan facilities and there was $6,000 of outstanding borrowings under its revolving credit facility. Upon the occurrence of an event of default under the Company's credit agreement, our lenders have no obligation to grant the Company a waiver or extend additional loans under the revolving facility and have the right to accelerate in full the repayment of all amounts outstanding under the credit agreement, including all amounts outstanding under the term loan facilities and revolving credit facility. If any such event of default occurs under our credit agreement and the lenders take steps to accelerate the amounts due, the Company would not be able to repay such amounts. The credit agreement is secured by liens on substantially all of the Company's assets.

In the event that the lenders were to accelerate the Company's prepayment obligations under the term loan facilities and the revolving facility, such action would constitute an event of default under the Company's Notes. If such an event of default occurs under the Notes, the holders of the Notes would have the right to accelerate in full the repayment of all amounts outstanding thereunder, and the Company would be unable to repay such amounts. As of September 30, 2003, $152,000 in aggregate principal amount of the Notes was outstanding.


2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 were effective for financial statements of periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002. The recognition provisions of FIN 45 regarding a guarantor's obligation must be applied to guarantees issued after December 31, 2002. The adoption of the recognition provisions of FIN 45, effective January 1, 2003, did not have a significant effect on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 apply to all variable interest entities created after January 31, 2003. FIN 46 is effective for variable interest entities created before February 1, 2003 in the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 is not expected to have any significant impact on the Company's consolidated financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards("SFAS") No. 143 "Accounting for Asset Retirement Obligations"("SFAS 143") which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard was effective for the Company beginning January 1, 2003. The adoption of SFAS 143 did not have any impact on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a significant impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the Company at the beginning of the first interim period beginning after December 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The Company is evaluating the impact that the adoption of this statement will have on the Company's consolidated financial position or results of operations.

3. RESTRUCTURING COSTS AND OTHER NON-RECURRING EXPENSES

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

During the nine-months ended September 30, 2003, the Company reviewed its restructuring reserve established in 2002 and increased the reserve for severance in the amount of $308 related to an executive severed in 2002 and $405 for lease terminations resulting from the updating of the assumptions used in determining the fair value of the remaining lease obligations associated with facilities vacated during 2002. The $405 restructuring costs increase related to the vacated facilities includes $476 of interest accretion expense.

Of the restructuring reserve totaling approximately $6,252 at December 31, 2002, approximately $3,145 was paid in the first nine months of 2003. The remaining $3,820 is expected to be paid as follows: remaining three months of 2003 - $800, 2004 and beyond - $3,020. These charges are included in other accrued liabilities on the condensed consolidated balance sheet.

Components of the company's restructuring plan initiated in the fourth quarter of 2002 are shown in the following table.


                                           Balance at            Additional                             Balance at
                                       December  31, 2002         Charges          Amounts Paid      September 30, 2003
                                       ------------------         -------          ------------      ------------------
Severance and other benefits              $   1,337             $     308          $   (1,391)          $      254
Lease terminations                            4,915                   405              (1,754)               3,566
                                          ---------             ---------          ----------           ----------
Total                                     $   6,252             $     713          $   (3,145)          $    3,820
                                          =========             =========          ==========           ==========

During the nine months ended September 30, 2003 the Company incurred $192 of due diligence and other costs related to an acquisition that was not completed and is not expected to be completed in the foreseeable future. These non-recurring costs have been included in the statement of operations in Restructuring costs and other non-recurring expenses.

4.  STOCK-BASED COMPENSATION

Stock based compensation arrangements with employees are accounted for using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company applies Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation and Related Interpretations" ("SFAS 123") for stock-based compensation arrangements with non-employees. The Company applies the additional disclosure requirements of SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," for employee stock arrangements.

At September 30, 2002 and 2003, the Company had one stock-based employee compensation plan. No stock-based employee compensation costs is reflected in net loss, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following tables detail the effect on net income (loss) had compensation expense for the Stock Option Plan been recorded based on the fair value method under SFAS 123, as amended for the three-month and nine-month ended September 30, 2002 and 2003, respectively.

                                                               Three-months ended September 30,
                                                                 2002                2003
                                                                 ----                ----

Net income, as reported                                       $      4,561       $       3,579
Deduct:  Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                                (143)               (118)
                                                              ------------       -------------
Pro forma net income                                          $      4,418       $       3,461
                                                              ============       =============


                                                               Nine-months ended September 30,
                                                                 2002                2003
                                                                 ----                ----

Net loss, as reported                                         $    (87,500)      $      (5,519)
Deduct:  Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                                (407)               (411)
                                                              ------------       -------------
Pro forma net loss                                            $    (87,907)      $      (5,930)
                                                              ============       =============

Options vest over several years and additional option grants are expected to be made in future years, therefore, the pro forma impact on the results of operations for the three-month and nine-months ended September 30, 2002 and 2003, respectively, is not necessarily representative of the pro forma effects on the results of operations expected for future periods.

5. DEBT

At September 30, 2003, there were $6,000 in outstanding advances under the Company's $30,000 revolving credit facility, which bears interest at approximately 4.6% for eurodollar rate advances and 6.4% for base rate advances as of September 30, 2003. The Company has a stand-by letter of credit, renewable annually, in the amount of $2,000 which serves as security for a real estate lease entered into by the Company. While this letter of credit is in effect, the Company's available borrowing under the revolving credit facility is reduced by $2,000.

6. FINANCIAL INSTRUMENTS

Pursuant to the terms of the Amended and Restated Credit Agreement, the Company is required to enter into and maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount equal to at least 50% of the aggregate principal amount of the senior secured term loans. On November 15, 2002, the Company entered into a one year interest rate cap agreement with a notional principle of $64,800, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. The fair value of the interest rate cap at September 30, 2003 is de-minimus.

7. INVENTORIES

Inventories are comprised of the following:

                                                                  December 31,     September 30,
                                                                      2002             2003
                                                                      ----             ----
     Finished goods                                              $    18,178      $    19,419
     Raw materials                                                       181              614
     Less - impaired excess and obsolete inventory                    (3,072)          (3,288)
                                                                 -----------      -----------
     Carrying value, net                                         $    15,287      $    16,745
                                                                 ===========      ===========

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically evaluates the realizability of inventories and adjusts the carrying value as necessary.

8.  GOODWILL AND INTANGIBLES

The Company completed the transitional impairment tests on its goodwill and indefinite lived intangibles during the second quarter ended June 30, 2002. The Company has five reporting units with goodwill. Goodwill was tested for impairment at the reporting unit level. The Company's measurement of fair value was based on an evaluation of future discounted cash flows. As a result, the Company recorded a transitional goodwill and indefinite lived intangible asset impairment charge of $72,022 at American Guidance Service, Inc., a subsidiary of Weekly Reader Corporation. This charge is reported as a cumulative effect of accounting change, as of January 1, 2002, in the Condensed Consolidated Statements of Operations for the nine-months ended September 30, 2002. The Company is required to perform impairment tests on an annual basis, or between yearly tests under certain circumstances for goodwill and indefinite lived intangibles. The Company performed its annual impairment tests during the fourth quarter of 2002. No further impairment of goodwill and indefinite lived intangibles was required. There can be no assurance that future impairment tests will not result in a charge to earnings.

The Company also recorded non-cash deferred income tax expense of $8,700 on January 1, 2002, related to the adoption of SFAS 142. The non-cash charge of $8,700 on January 1, 2002 was recorded as an increase in the valuation allowance related to the deferred tax asset associated with the Company's net operating losses. Historically, the Company did not need a valuation allowance for the portion of its net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by the Company's net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company continues to amortize these assets for tax purposes. As a result, the Company will have deferred tax liabilities that will arise each quarter as the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, the Company has recorded non-cash deferred income tax expense of $1,500 for each of the nine-months ended September 30, 2002 and 2003. The Company expects that it will record an additional $500 of deferred tax expense during the remaining three-months of 2003.

Changes in Goodwill during the nine-months ended September 30, 2003, are as follows:

                                                      December 31,             Other                September 30,
                                                         2002                Adjustment                 2003
                                                         ----                ----------                 ----
Goodwill                                            $      163,349            $      (78)           $   163,271
                                                    ==============            ===========           ===========

In the above table, other adjustment represents $78 of acquisition reserves that were reversed against goodwill. These were related to differences in actual costs incurred from initial estimates in implementing staffing integrations that arose as a result of WRC Media's ChildU acquisition. As a result of this adjustment, reserves related to the acquisition were reversed and recorded as a reduction in goodwill.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill and indefinite lived intangible assets are as follows:

                                               December 31, 2002                   September 30, 2003
                                      --------------------------------      ------------------------------
                                                 Accumulated                         Accumulated
                       Useful Lives      Gross   Amortization      Net      Gross    Amortization      Net
                       ------------      -----   ------------      ---      -----    ------------      ---

Customer Lists       7-9 yrs          $    62,911  $ (21,456)   $  41,455   $ 62,911   $(26,249)     $ 36,662
Copyrights           8 yrs                 21,053     (8,139)      12,914     21,053    (10,841)       10,212
Product Titles       7 yrs                 13,475    (10,256)       3,219     13,475    (11,422)        2,053
Trade name           5 yrs                  3,520     (3,049)         471      3,520     (3,276)          244
Databases            4-10 yrs                 560       (551)           9        560       (560)            -
Other                1-5 yrs                  628       (396)         232        394       (394)            -
                                      -----------  ---------    ---------   --------  ----------     ---------
    Total:                            $   102,147  $ (43,847)   $  58,300   $101,913  $  (52,742)    $  49,171
                                      ===========  =========    =========   ========  ==========     =========

For trademarks not subject to amortization, which are included in other intangible assets, the total carrying amount was $42,199 as of December 31, 2002 and September 30, 2003, respectively. The intangible amortization was $3,152 and $2,785 for the three-months ended September 30, 2002 and 2003, respectively. The intangible amortization expense recorded was $10,289 and $8,895 for the nine-months ended September 30, 2002 and 2003, respectively.

The estimated amortization expense for intangible assets still subject to amortization for the following periods is as follows:

Three months ended 2003             .............................    $   2,753
Year ended 2004                     .............................    $   9,296
Year ended 2005                     .............................    $   7,786
Year ended 2006                     .............................    $   5,969
Year ended 2007 and thereafter      .............................    $  23,367

9. COMMITMENTS AND CONTINGENCIES

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

10. NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

In connection with the recapitalization and purchase of Weekly Reader during November 1999, the Company, Weekly Reader and Compass as co-issuers, completed an offering of $152.0 million 12 3/4% Senior Subordinated Notes due 2009 (the "Old Notes"). In June 2000, the Old Notes were exchanged in full for $152.0 million of new 12 3/4% Senior Subordinated Notes due 2009 (the "Notes"), which have terms that are substantially the same as Old Notes except that the Notes were registered with the Securities and Exchange Commission. Interest on the Notes is payable semi-annually, on May 15 and November 15 of each year. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of the Company, including CompassLearning, a 100% wholly owned subsidiary and Weekly Reader, a non-wholly owned subsidiary of the Company (collectively, the "Subsidiary Guarantors").

The following tables present condensed consolidating financial information as of and for the three-month and nine-month periods ended September 30, 2002 and 2003 for: (1) the Company on a standalone basis, (2) Weekly Reader Corporation, a non-wholly owned guarantor subsidiary, (3) CompassLearning, Inc., a wholly owned guarantor subsidiary on a standalone basis, (4) the non-guarantor subsidiary of the Company (ChildU, Inc.), and (5) the Company on a consolidated basis.

CompassLearning is not filing a separate report under the Securities Exchange Act of 1934 as it is a wholly-owned subsidiary of the WRC Media Inc.


                                                                        Subsidiary Guarantors
                                                                 -----------------------------------
                                                                                Compass
                                                      WRC Media  Weekly Reader  Learning                            WRC Media Inc.
                                                        Inc.      Corporation      Inc.      ChildU    Elimination   Consolidated
                                                      ---------  -------------  ----------  ---------  -----------  --------------
                                                                                         (In thousands)
Balance Sheet as of September 30, 2003
Assets:
Current assets                                        $   9,503      142,491    $  17,141   $   5,032   $ (98,425)   $  75,742
Property and equipment, net                                   -        4,518          798         184           -        5,500
Goodwill and other intangible assets, net               166,002       50,510       24,794      13,335           -      254,641
Other assets                                            104,757       48,431        6,560       2,304    (118,719)      43,333
                                                      ---------    ---------    ---------   ---------   ---------    ---------
Total assets                                          $ 280,262      245,950    $  49,293   $  20,855   $(217,144)   $ 379,216
                                                      =========    =========    =========   =========   =========    =========
Liabilities and stockholders deficit:
Current liabilities                                   $ 101,632       66,953    $  27,066   $  13,227   $ (98,416)   $ 110,462
Long-term debt, less current portion                    147,606      102,565       15,465           -           -      265,636
Other liabilities                                        21,471        2,480        2,864           -           -       26,815
Common stock subject to redemption                          940            -            -           -           -          940
Redeemable preferred stock, plus accrued
dividends                                               124,551       75,000            -           -     (75,000)     124,551
Stockholders equity (deficit):                         (115,938)    (129,587)       1,280       7,628      87,429     (149,188)
Interdivisional equity                                        -      128,539        2,618                (131,157)          -
                                                      ---------    ---------    ---------   ---------   ---------    ---------
Total liabilities and stockholders equity (deficit)   $ 280,262      245,950    $  49,293   $  20,855   $(217,144)   $ 379,216
                                                      =========    =========    =========   =========   =========    =========


                                                                        Subsidiary Guarantors
                                                                 -----------------------------------
                                                                                Compass
                                                      WRC Media  Weekly Reader  Learning                            WRC Media Inc.
                                                         Inc.     Corporation      Inc.      ChildU    Elimination   Consolidated
                                                      ---------  -------------  ----------  ---------  -----------  --------------
                                                                                         (In thousands)
Statements of operations for three months
ended September 30, 2003

Revenue, net                                         $        -    $  44,205    $   9,682   $   1,435   $       -    $  55,322
Operating costs and expenses                              1,044       30,872       10,745         880           -       43,541
Interest expense, net                                     5,224        7,148            -           -      (4,959)       7,413
Other (income) expense                                      256           (6)           -           -           -          250
Provision for income taxes                                  370          168            1           -           -          539
                                                      ---------    ---------    ---------   ---------   ---------    ---------
Net income (loss)                                     $  (6,894)   $   6,023       (1,064)        555       4,959    $   3,579
                                                      =========    =========    =========   =========   =========    =========
Statements of operations for the nine months
ended September 30, 2003

Revenue, net                                          $       -    $ 108,259    $  33,192   $   4,341   $       -    $ 145,792
Operating costs and expenses                              3,613       84,996       35,681       2,888           -      127,178
Interest expense, net                                    15,669       20,881            1           -     (14,868)      21,683
Other (income) expense                                      667          202            -           -           -          869
Provision for income taxes                                1,150          392           39           -           -        1,581
                                                      ---------    ---------    ---------   ---------   ---------    ---------
Net income (loss)                                     $ (21,099)   $   1,788    $  (2,529)  $   1,453   $  14,868    $  (5,519)
                                                      =========    =========    =========   =========   =========    =========
Cash flow for the nine months
ended September 30, 2003

Cash flow provided by (used in) operations            $ (11,504)   $ (10,782)   $   5,143   $   2,272   $  14,534    $    (337)
Cash flow used in investing activities                        -         (395)      (2,299)     (1,343)          -       (4,037)
Cash flow provided by (used in) financing                10,492        7,910       (2,844)       (982)    (14,534)          42
activities
Cash at beginning of period                               1,154        7,819            4         118           -        9,095
                                                      ---------    ---------    ---------   ---------   ---------    ---------
Cash at end of period                                 $     142    $   4,552    $       4   $      65   $       -    $   4,763
                                                      =========    =========    =========   =========   =========    =========






                                                                   Subsidiary Guarantors
                                                                 -------------------------
                                                                                Compass       Non-
                                                      WRC Media  Weekly Reader  Learning    Guarantor               WRC Media Inc.
                                                         Inc.     Corporation      Inc.     Subsidiary Elimination   Consolidated
                                                      ---------  -------------  ----------  ---------- -----------  --------------
                                                                                         (In thousands)
Statements of operations for three months
ended September 30, 2002

Revenue, net                                          $       -    $  44,458    $  10,502   $   1,282   $       -    $  56,242
Operating costs and expenses                              1,045       30,084       11,277       1,406           -       43,812
Interest expense, net                                     5,196        7,325            1          (1)     (4,945)       7,576
Other (income) expense                                    1,219       (1,423)          (4)          -           -         (208)
Provision for income taxes                                  340          161            -           -           -          501
                                                      ---------    ---------    ---------   ---------   ---------    ---------
Net income (loss)                                     $  (7,800)   $   8,311    $    (772)  $    (123)  $   4,945    $   4,561
                                                      =========    =========    =========   =========   =========    =========
Statements of operations for the nine months
ended September 30, 2002

Revenue, net                                          $       -    $ 109,061    $  35,767   $   2,011   $       -    $ 146,839
Operating costs and expenses                              3,133       84,540       37,166       3,503           -      128,342
Interest expense, net                                    15,550       21,646           10           -     (14,826)      22,380
Other (income) expense                                    2,860       (1,651)           2           -           -        1,211
Provision for income taxes                                8,390        1,958           36           -           -       10,384
Cumulative effect of change in accounting principle           -       72,022            -           -           -       72,022
                                                      ---------    ---------    ---------   ---------   ---------    ---------
Net income (loss)                                     $ (29,933)   $ (69,454)   $  (1,447)  $  (1,492)  $  14,826    $ (87,500)
                                                      =========    =========    =========   =========   =========    =========
Cash flow for the nine months
ended September 30, 2002

Cash flow provided by (used in) operations            $ (14,402)   $  (3,979)   $   5,014   $  (1,685)  $  14,537    $    (515)
Cash flow used in investing activities                        -         (121)      (2,502)     (1,329)          -       (3,952)
Cash flow provided by (used in) financing
activities                                               13,557        5,632       (2,901)      2,914     (14,537)       4,665
Cash at beginning of period                               2,643        5,691          394         191           -        8,919
                                                      ---------    ---------    ---------   ---------   ---------    ---------
Cash at end of period                                 $   1,798    $   7,223    $       5   $      91   $       -    $   9,117
                                                      =========    =========    =========   =========   =========    =========



11. RELATED PARTY TRANSACTIONS

In connection with the acquisition of Weekly Reader and Compass, the Company entered into management agreements with a significant shareholder. The significant provisions of these management agreements are as follows-

Prior to 2000, Compass and the shareholder amended the terms of Compass management agreement with the shareholder, which relieved Compass of its obligation to pay management fees to the shareholder. In accordance with Weekly Reader's management agreement, the shareholder provides to Weekly Reader management consulting and financial advisory services. As a result of Weekly Reader's management agreement and the amendment of Compass' management agreement, Compass and Weekly Reader will reimburse the shareholder for reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services and, beginning in the first quarter of 2001, must pay to the shareholder annual aggregate management fees for services to both Compass and Weekly Reader. During the nine month periods ended September 30, 2002 and 2003, the Company incurred management fees of $714 and $414, respectively.

12. SUBSEQUENT EVENTS

We announced on October 15, 2003, that Mr. Robert Lynch, Executive Vice President, Chief Operating Officer, and Director, resigned. WRC Media and Mr. Lynch, however, have not yet been able to reach a definitive agreement regarding the terms relating to his departure from the Company. Among other unresolved matters, Mr. Lynch takes the position that he has not yet resigned. Whether or not we reach an agreement with Mr. Lynch, certain payments and benefits will be due to him upon his departure. We do not expect that the payments and benefits made to him will be material to WRC Media. Mr. Lynch is no longer performing his former duties for WRC Media.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in thousands, except share and per share data)

                                                          December 31,       September 30,
                                                             2002                2003
                                                          ------------       -------------
                                                                              (unaudited)
ASSETS
Current Assets:
   Cash                                                    $   7,819          $   4,552
   Accounts receivable (net of allowance for doubtful
   accounts of $1,389 and $1,795)                             22,881             39,786
   Inventories, net                                           14,210             15,631
   Due from related party                                      9,438              9,238
   Prepaid expenses                                            2,957              2,764
   Other current assets                                        1,797              1,678
                                                           ---------          ---------
     Total current assets                                     59,102             73,649

Property and equipment, net                                    5,409              4,518
Goodwill                                                      35,018             35,018
Deferred financing costs, net                                    692                557
Other intangible assets, net                                  18,833             15,492
Other assets and investments                                  25,033             31,698
                                                           ---------          ---------
     Total assets                                          $ 144,087          $ 160,932
                                                           =========          =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                        $  18,883          $  16,465
   Deferred revenue                                           20,369             31,415
   Accrued expenses and other current liabilities             18,706             16,613
   Current portion of long-term debt                           7,721              8,863
                                                           ---------          ---------
     Total current liabilities                                65,679             73,356

Deferred tax liabilities                                       2,000              2,480
Long-term debt                                               266,219            265,636
                                                           ---------          ---------
     Total liabilities                                       333,898            341,472
                                                           ---------          ---------
Commitments and contingencies
15% Series B redeemable preferred stock,
including accrued dividends and accretion of warrant
value (3,000,000 shares outstanding)
(Liquidation preference of $132,486)                         118,846            132,723
                                                           ---------          ---------
Stockholders' deficit:
   Common stock, ($.01 par value, 20,000,000
   shares authorized; 2,830,000 shares
   issued & outstanding)                                         28                 28
   Additional paid-in capital                                  9,133              9,133
   Due from parent                                           (63,464)           (55,981)
   Accumulated comprehensive loss                             (3,357)            (3,357)
   Accumulated deficit                                      (250,997)          (263,086)
                                                           ---------          ---------
     Total stockholders' deficit                            (308,657)          (313,263)
                                                           ---------          ---------
     Total liabilities and stockholders' deficit           $ 144,087          $ 160,932
                                                           =========          =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)
                             (Amounts in thousands)

                                                          2002          2003
                                                        --------       --------
Revenue, net                                            $ 44,458       $ 44,205
Cost of goods sold                                        10,247         10,328
                                                        --------       --------
Gross profit                                              34,211         33,877
                                                        --------       --------
Costs and expenses:
   Sales and marketing                                     6,853          7,199
   Distribution, circulation and fulfillment               3,497          3,697
   Editorial                                               2,606          2,266
   General and administrative                              4,339          4,997
   Restructuring costs                                         -           (647)
   Depreciation                                              462            420
   Amortization of intangible assets                       2,080          2,612
                                                        --------       --------
   Total operating costs and expenses                     19,837         20,544
                                                        --------       --------
Income from operations                                    14,374         13,333
Other income (expense):
Interest expense, including amortization
of deferred financing costs                               (7,325)        (7,148)
Other income, net                                          1,423              6
                                                        --------       --------
Income before income tax provision                         8,472          6,191
Income tax provision                                         161            168
                                                        --------       --------
Net income                                              $  8,311       $  6,023
                                                        ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)
                             (Amounts in thousands)

                                                                2002             2003
                                                              --------         --------
Revenue, net                                                  $109,061         $108,259
Cost of goods sold                                              27,149           26,521
                                                              --------         --------
Gross profit                                                    81,912           81,738
                                                              --------         --------
Costs and expenses:
     Sales and marketing                                        20,364           19,131
     Distribution, circulation and fulfillment                   9,494           10,112
     Editorial                                                   7,476            7,410
     General and administrative                                 12,181           13,878
     Restructuring costs                                             -             (521)
     Depreciation                                                1,396            1,287
     Amortization of intangible assets                           6,480            7,178
                                                              --------         --------
     Total operating costs and expenses                         57,391           58,475
                                                              --------         --------
Income from operations                                          24,521           23,263
Other income (expense):
Interest expense, including amortization
of deferred financing costs                                    (21,646)         (20,881)
Other income (expense), net                                      1,651             (202)
                                                              --------         --------
Loss before income tax provision                                 4,526            2,180
Income tax provision                                             1,958              392
                                                              --------         --------
Net loss before cumulative effect of change
   in accounting principle                                       2,568            1,788
Cumulative effect of change in accounting principle            (72,022)               -
                                                              --------         --------
Net (loss) income                                             $(69,454)        $  1,788
                                                              ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)
                             (Amounts in thousands)

                                                                        2002           2003
                                                                      ---------       --------
Cash flows from operating activities:
Net (loss) income                                                     $ (69,454)      $  1,788
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
   Cumulative effect of change in accounting principle                   72,022              -
   Deferred income tax provision                                          1,840            480
   Depreciation and amortization                                          7,876          8,465
   Unrealized gain from hedging transactions                             (1,619)             -
   Amortization of deferred financing costs                                 135            135
   Gain (loss) on disposition of property and equipment                      43             (1)
   Interest expense, accretion of debt discount                             291            333
Changes in operating assets and liabilities:
   Increase in accounts receivable                                      (17,082)       (16,905)
   Increase in inventories                                               (1,157)        (1,421)
   Increase in prepaid expenses and other assets                         (5,604)       (10,191)
   Increase (decrease) in accounts payable                                1,365         (2,418)
   Increase in deferred revenue                                          14,483         11,046
   Decrease in accrued expenses and other liabilities                    (7,118)        (2,093)
                                                                      ---------       --------
Net cash used in operating activities                                    (3,979)       (10,782)
                                                                      ---------       --------
Cash flows from investing activities:
   Purchase of property and equipment                                      (699)          (399)
   Proceeds from disposition of property and equipment                      578              4
                                                                      ---------       --------
Net cash used in investing activities                                      (121)          (395)
                                                                      ---------       --------
Cash flows from financing activities:
   Proceeds from revolving line of credit                                29,000         27,000
   Repayments of revolving line of credit                               (19,000)       (21,000)
   Retirement of senior bank debt                                        (4,337)        (5,773)
   Decrease in due from parent, net                                       5,045          7,483
   (Increase) decrease in due from related party                         (5,076)           200
                                                                      ---------       --------
Net cash provided by financing activities                                 5,632          7,910
                                                                      ---------       --------
Increase (decrease) in cash and cash equivalents                          1,532         (3,267)
Cash, beginning of period                                                 5,691          7,819
                                                                      ---------       --------
Cash, end of period                                                   $   7,223       $  4,552
                                                                      =========       ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                           $  16,128       $ 16,222
                                                                      =========       ========
   Cash paid during the period for income taxes                       $     163       $     39
                                                                      =========       ========
Non-cash financing activities:
   Preferred stock dividends accrued                                  $  11,977       $ 13,877
                                                                      =========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Weekly Reader Corporation ("WRC"), PRIMEDIA Reference, Inc. ("PRI") and American Guidance Services, Inc. ("American Guidance") were wholly owned subsidiaries of PRIMEDIA Inc. ("PRIMEDIA"). On August 13, 1999, PRIMEDIA entered into a Redemption, Stock Purchase and Recapitalization Agreement (as amended as of October 6, 1999, the "Recapitalization Agreement") with WRC Media Inc. ("WRC Media"). The consolidated financial statements include the accounts of WRC and its subsidiary, Lifetime Learning System, Inc. ("Lifetime Learning"), PRI and its subsidiaries, Funk & Wagnalls Yearbook Corporation and Gareth Stevens, Inc. ("Gareth Stevens"), and American Guidance and its subsidiary, AGS International Sales, Inc. (all are collectively referred to as "Weekly Reader"). As a result of the recapitalization, WRC Media owns 94.9% and PRIMEDIA 5.1% of the common stock of Weekly Reader. On November 17, 1999 PRI legally changed its name to World Almanac Education Group ("WAE"). On May 9, 2001 American Guidance acquired through a subsidiary all of the operating assets of Lindy Enterprises, Inc. ("Lindy") for approximately $7,500. The transaction was accounted for as an asset purchase. Lindy develops curriculum-based skills assessment and test preparation products that correlate to national and state curriculum.

The accompanying condensed consolidated financial statements of the Company as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

These condensed consolidated financial statements should be read in conjunction with Weekly Reader Corporation and Subsidiaries annual financial statements and related notes for the year ended December 31, 2002 included in WRC's Annual Report on Form 10-K. The operating results for the three-month and nine-month periods ended September 30, 2002 and 2003 are not necessarily indicative of the results that may be expected for a full year. Certain reclassifications have been made in the prior year's consolidated financial statements to conform them with current year presentation.

Based on the Company's current forecast, it expects that as of December 31, 2003, it will not be in compliance with certain of the financial covenants in its credit agreement. Because these financial covenants become more stringent as of March 31, 2004, the Company also does not currently expect to be in compliance after December 31, 2003. If the Company is unable to comply with one or more of its financial covenants, it will be in default under the credit agreement. Among other consequences, the Company will be unable to borrow additional amounts under its revolving credit facility unless it is able to obtain a waiver from the lenders. For the January through June time period, the Company usually experiences negative cash flow due to the seasonality of its business. As a result of this business cycle, borrowings usually increase during the period January through June. Accordingly, if the Company is unable to borrow additional amounts under its revolving credit facility, based on its current forecast and cash position, the Company believes it will have sufficient cash to pay its current obligations during the first fiscal quarter of 2004. The Company expects it will have shortfalls in liquidity starting at some point in the second fiscal quarter of 2004.

The Company's potential alternatives for resolving the liquidity issues described above include (1) amending certain financial covenants the credit agreement, (2) refinancing certain components of its capital structure and (3) raising additional debt or equity capital. The Company is evaluating these alternatives, and no assurances can be given that it will be successful in achieving any of these alternatives, on reasonable terms or at all. The Company can also give no assurances as to when in 2003 or 2004 any such alternatives, if successful, would be completed, or what their impact on the Company's costs of financing would be.

As of September 30, 2003, $120,900 was outstanding under the Company's term loan facilities and there was $6,000 of outstanding borrowings under its revolving credit facility. Upon the occurrence of an event of default under the Company's credit agreement, our lenders have no obligation to grant the Company a waiver or extend additional loans under the revolving facility and have the right to accelerate in full the repayment of all amounts outstanding under the credit agreement, including all amounts outstanding under the term loan facilities and revolving credit facility. If any such event of default occurs under our credit agreement and the lenders take steps to accelerate the amounts due, the Company would not be able to repay such amounts. The credit agreement is secured by liens on substantially all of the Company's assets.

In the event that the lenders were to accelerate the Company's prepayment obligations under the term loan facilities and the revolving facility, such action would constitute an event of default under the Company's Notes. If such an event of default occurs under the Notes, the holders of the Notes would have the right to accelerate in full the repayment of all amounts outstanding thereunder, and the Company would be unable to repay such amounts. As of September 30, 2003, $152,000 in aggregate principal amount of the Notes was outstanding.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 were effective for financial statements of periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002. The recognition provisions of FIN 45 regarding a guarantor's obligation must be applied to guarantees issued after December 31, 2002. The adoption of the recognition provisions of FIN 45, effective January 1, 2003, did not have a significant effect on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 apply to all variable interest entities created after January 31, 2003. FIN 46 is effective for variable interest entities created before February 1, 2003 in the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 is not expected to have any significant impact on the Company's consolidated financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards("SFAS") No. 143 "Accounting for Asset Retirement Obligations"("SFAS 143") which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard was effective for the Company beginning January 1, 2003. The adoption of SFAS 143 did not have any impact on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a significant impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the Company at the beginning of the first interim period beginning after December 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The Company is evaluating the impact the adoption of this statement will have on the Company's consolidated financial position or results of operations.

3. RESTRUCTURING AND OTHER NON-RECURRING EXPENSES

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

During the nine-months ended September 30, 2003, the Company reviewed its restructuring reserve established in 2002 and adjusted the reserve by $521. The adjustment resulted from a $785 reduction of liability due to updating the assumptions used in determining the fair value of the remaining lease obligations associated with facilities vacated during 2002 combined with $225 of interest accretion expense related to the vacated facilities and a $39 charge related to an employee severed in 2002.

The restructuring reserve totaling approximately $1,195 at September 30, 2003 is expected to be paid as follows: remaining three months of 2003 $120 and 2004 and beyond - $1,075 and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

Components of the company's restructuring plan initiated in the fourth quarter of 2002 are shown in the following table:

                                         Balance at                                       Balance at
                                        December 31,     Additional                      September 30,
                                            2002         Adjustments     Amounts Paid         2003
                                            ----         -----------     ------------         ----
Severance and other benefits             $         649    $       39      $     (560)     $         128
Lease terminations                               2,121          (560)           (494)             1,067
                                         -------------    ----------      ----------      -------------
Total                                    $       2,770    $     (521)     $   (1,054)     $       1,195
                                         =============    ==========      ==========      =============

4.  DEBT

At September 30, 2003, there was $6,000 in outstanding advances under WRC's $30,000 revolving credit facility, which bears interest at approximately 4.6% for Eurodollar rate advances and 6.4% base rate advances as of September 30, 2003. The Company has a stand-by letter of credit, renewable annually, in the amount of $2,000 which serves as security for a real estate lease entered into by the Company. While this letter of credit is in effect, WRC's available borrowing under the revolving credit facility is reduced by $2,000.

5. FINANCIAL INSTRUMENTS

Pursuant to the terms of the Amended and Restated Credit Agreement, the Company is required to enter into and maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount equal to at least 50% of the aggregate principal amount of the senior secured term loans. On November 15, 2002, the Company entered into a one year interest rate cap agreement with a notional principal of $64,800, which caps the LIBOR based rate, as defined, on those loans at 2.5% The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. The fair value of the interest rate cap at September 30, 2003 is de-minimus.

6. INVENTORIES

Inventories are comprised of the following:

                                                                December 31,      September 30,
                                                                    2002              2003
                                                                    ----              ----
     Finished goods                                            $      17,186       $   18,384
     Raw materials                                                        96              535
     Less - impaired excess and obsolete inventory                    (3,072)          (3,288)
                                                               -------------       ----------
     Carrying value, net                                       $      14,210       $   15,631
                                                               =============       ==========

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically evaluates the realizability of inventories and adjusts the carrying value as necessary.

7. GOODWILL AND INTANGIBLES

WRC completed the transitional impairment tests on its goodwill and indefinite-lived intangibles during the second quarter ended June 30, 2002. WRC has three reporting units with goodwill. Goodwill was tested for impairment at the reporting unit level. As a result, WRC recorded a transitional goodwill and indefinite lived intangible asset impairment charge of $72,022 at its subsidiary, American Guidance Service, Inc. This charge is reported as cumulative effect of accounting change, as of January 1, 2002, in the Condensed Consolidated Statement of Operations for the nine-months ended September 30, 2002. WRC is required to perform impairment tests on an annual basis, or between yearly tests under certain circumstances for goodwill and indefinite lived intangibles. WRC performed its annual impairment tests during the fourth quarter of 2002. No further impairment of goodwill and indefinite lived intangibles was required. There can be no assurance that future impairment tests will not result in a charge to earnings.

WRC also recorded non-cash deferred income tax expense of approximately $1,360 on January 1, 2002 related to the adoption of SFAS 142. The non-cash charge of $1,360 on January 1, 2002 was recorded as an increase in the valuation allowance related to the deferred tax asset associated with WRC's net operating losses. Historically, WRC did not need a valuation allowance for the portion of its net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by WRC's net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, WRC will continue to amortize these assets for tax purposes. As a result, WRC will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of WRC's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, WRC has recorded non-cash deferred income tax expense of $480 for each of the nine-months ended September 30, 2002 and 2003, respectively. WRC expects that it will record an additional $160 of deferred tax expense during the remaining three months of 2003.

The gross carrying amount and accumulated amortization of the WRC's intangible assets other than goodwill and indefinite-lived intangible assets are as follows:

                                     December 31, 2002                        September 30, 2003
                              ---------------------------------      --------------------------------
                                           Accumulated                         Accumulated
                                 Gross     Amortization     Net      Gross     Amortization     Net
                                 -----     ------------     ---      -----     ------------  --------
Customer Lists    7-9 yrs      $ 36,748    $(34,002)    $  2,746    $ 36,748    $ (34,562)   $  2,186
Copyrights        8 yrs          17,520     (14,666)       2,854      17,520     (16,271)       1,249
Product Titles    7 yrs          22,400     (19,181)       3,219      22,400     (20,347)       2,053
Databases         4-10 yrs        5,812      (5,803)           9       5,812      (5,812)           -
Other             2-5 yrs           215        (215)           -         215        (215)           -
                               --------    ---------    --------    --------     --------    --------
    Total:                     $ 82,695    $ (73,867)    $ 8,828    $ 82,695    $(77,207)    $  5,488
                               --------    ---------    --------    --------     --------    --------

For trademarks not subject to amortization, which is included in other intangible assets, the total carrying amount is $10,004 as of December 31, 2002 and September 30, 2003. The intangible amortization expense recorded was $1,201 and $1,060 for the three-months ended September 30, 2002 and 2003, respectively. The intangible amortization expense recorded was $4,014 and $3,340 for the nine-months ended September 30, 2002 and 2003, respectively.

The estimated amortization expense for intangible assets still subject to amortization for the following periods is as follows:

Three months ended 2003             .............................    $ 1,061
Year ended 2004                     .............................    $ 2,518
Year ended 2005                     .............................    $ 1,008
Year ended 2006                     .............................    $   398
Year ended 2007 and thereafter      .............................    $   503

8.  COMMITMENTS AND CONTINGENCIES

The Company is a party to litigation arising in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on its results of operations and financial position, if any, for the disposition of these matters, will not be material.

9. RELATED PARTY TRANSACTIONS

In connection with the acquisition of Weekly Reader and Compass, the Company entered into management agreements with a significant shareholder. The significant provisions of these management agreements are as follows-

Prior to 2000, Compass and the shareholder amended the terms of Compass management agreement with the shareholder, which relieved Compass of its obligation to pay management fees to the shareholder. In accordance with Weekly Reader's management agreement, the shareholder provides to Weekly Reader management consulting and financial advisory services. As a result of Weekly Reader's management agreement and the amendment of Compass' management agreement, Compass and Weekly Reader will reimburse the shareholder for reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services and, beginning in the first quarter of 2001, must pay to the shareholder annual aggregate management fees for services to both Compass and Weekly Reader. During the nine month periods ended September 30, 2002 and 2003, the Company incurred management fees of $714 and $414, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion is intended to assist in understanding the financial condition as of September 30, 2003 of WRC Media Inc. ("WRC Media") and its subsidiaries and their results of operations for the three-months and nine-months ended September 30, 2002 and 2003. You should read the following discussion in conjunction with the financial statements of WRC Media and Weekly Reader Corporation ("Weekly Reader") attached to this discussion and analysis. Unless the context otherwise requires, references to "Weekly Reader" herein are to Weekly Reader and its subsidiaries, including American Guidance Service, Inc. ("AGS" or "American Guidance") and World Almanac Education Group, Inc. ("World Almanac"). Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries, CompassLearning, Inc. ("CompassLearning"), Weekly Reader Corporation and its subsidiaries and ChildU, Inc. This discussion and analysis contains forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

Results of Operations for the three-months ended September 30, 2003-- WRC Media Inc. and Subsidiaries

The results of operations of WRC Media and its subsidiaries encompass the operations of Weekly Reader and its subsidiaries, including AGS and World Almanac, CompassLearning, and ChildU, Inc. ("ChildU"). The results of operations of WRC Media and its subsidiaries should be read together with the separate discussion of the results of operations of Weekly Reader.

In analyzing WRC Media's results for the three-months ended September 30, 2002 and 2003, the seasonal nature of WRC Media's business should be considered. As a result of seasonality, approximately 20% of WRC Media's publication and related service revenues usually occur in its first quarter, 20% in its second quarter, and 60% in the third and fourth quarters combined. However, unlike this revenue stream, many of WRC Media's expenses are incurred evenly throughout the year.

WRC Media analyzes its revenues, expenses and operating results on a percentage of net revenue basis. The following table sets forth, for the periods indicated, consolidated statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net revenue.

                                                       Three-Months Ended September 30,
                                                         2002                        2003
                                               ------------------------     -------------------------
                                               Amount  % of Net Revenue     Amount   % of Net Revenue
                                               ------  ----------------     ------   ----------------
                                                             (Dollars in millions)
Revenue, net                                      $  56.2        100.0%     $  55.3        100.0%
Cost of goods sold                                   15.1         26.9%        14.7         26.6%
                                                  -------        -----      -------        -----
Gross profit                                         41.1         73.1%        40.6         73.4%
Costs and expenses:
   Sales and marketing                               11.1         19.8%        11.8         21.3%
   Research and development                           0.3          0.5%         0.6          1.1%
   Distribution, circulation and fulfillment          3.5          6.2%         3.7          6.7%
   Editorial                                          2.6          4.6%         2.3          4.2%
   General and administrative                         5.9         10.5%         6.1         11.0%
   Restructuring costs                               --            0.0%        (0.6)        (1.1%)
   Depreciation                                       0.7          1.2%         0.5          0.9%
   Amortization of intangible assets                  4.5          8.0%         4.4          8.0%
                                                  -------        -----      -------        -----
                                                     28.6         50.8%        28.8         52.1%
                                                  -------        -----      -------        -----
Income from operations                                12.5         22.3%        11.8         21.3%
                                                  -------        -----      -------        -----
Interest expense, including amortization
of deferred financing costs                          (7.6)       (13.5%)       (7.4)       (13.4%)
Loss on investments                                  (1.0)        (1.8%)       --            0.0%
Other income (expense), net                           1.2          2.1%        (0.3)        (0.5%)
                                                  -------        -----      -------        -----
Income before income tax provision                    5.1          9.1%         4.1          7.4%
Income tax provision                                  0.5          0.9%         0.5          0.9%
                                                  -------        -----      -------        -----
Net Income                                        $   4.6          8.2%     $   3.6          6.5%
                                                  =======        =====      =======        =====
   Adjusted EBITDA (a)                            $  16.5         29.4%     $  16.3         29.5%
                                                  =======        =====      =======        =====

(a) Adjusted EBITDA is defined as income or (loss) before interest expense, taxes, depreciation, amortization and other income (expense) charges excluding an unrealized hedge gain of $1.4 million for the three-months ended September 30, 2002 and restructuring costs adjustment of ($0.6) million for the three-months ended September 30, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business' performance based on their Adjusted EBITDA results.

Three-months ended September 30, 2003 Compared to Three-months ended September 30, 2002

Net revenue. For the three-months ended September 30, 2003, net revenue decreased $0.9 million, or 1.6%, to $55.3 million from $56.2 million for the same period in 2002. This decrease was primarily due to a decrease in net revenue at World Almanac of $1.6 million, or 12.4%, to $11.3 million from $12.9 million for the same period in 2002 combined with a decrease in net revenue at CompassLearning of $0.8 million, or 7.6%, to $9.7 million from $10.5 million for the same period in 2002 partially offset by an increase in net revenue at AGS of $0.8 million, or 4.0%, to $20.6 million from $19.8 million for the same period in 2002 combined with an increase at Weekly Reader of $0.5 million, or 4.3%, to $12.2 million from $11.7 million for the same period in 2002.

Weekly Reader, excluding AGS and World Almanac, net revenue increased $0.5 million, or 4.3%, to $12.2 million from $11.7 million for the same period in 2002. This was attributable to higher custom publishing shipments by Weekly Reader's subsidiary Lifetime Learning Systems ("LLS") and greater licensing revenue. LLS revenue increased $0.2 million, or approximately 8.7% for the three months ended September 30, 2003 compared to the same period in 2002 and licensing revenue was up $0.2 million or 40.0% for the three-months ended September 30, 2003 compared to the same period in 2002 driven by higher sales through its relationship with the telemarketer QVC.

AGS net revenue increased by $0.8 million, or 4.0%, to $20.6 million for the three months ended September 30, 2003 from $19.8 million for the same period in 2002, primarily due to a $0.8 million increase in core curriculum and assessment products.

World Almanac net revenue decreased by $1.6 million, or 12.4%, to $11.3 million from $12.9 million for the same period in 2002. This decrease was primarily due to lower net revenue due to the continuing weak environment for school library funding.

CompassLearning net revenue decreased $0.8 million, or 7.6%, to $9.7 million from $10.5 million for the same period in 2002. This decrease was primarily due to (1) a decrease in service revenue from technical support of $0.4 million, or 11.4%, to $3.1 million from $3.5 million for the same period in 2002, and (2) a decrease in hardware revenue of $0.4 million, or 80.0%, to $0.1 million from $0.5 million for the same period in 2002.

At ChildU, a subsidiary of WRC, net revenue increased $0.1 million or 7.7% to $1.4 million from $1.3 million for the same period in 2002 driven by slightly higher sales of its web-enabled curriculum products.

The K-12 funding environment continues to be impacted by growing state budget deficits, which have been causing reductions in state and local educational spending, including spending on supplemental educational materials. While it is believed that WRC Media will benefit from numerous provisions in the Federal No Child Left Behind Act (the "NCLB Act"), most of this Federal educational funding will not be available until late in 2003 and possibly 2004. Although we expect that Federal educational funding will improve as a result of the NCLB Act, we do not believe this funding improvement will be sufficient to offset cuts in state and local education funding. We expect these cuts and delayed purchases will negatively affect our top-line net revenue in the fourth quarter and may continue to affect our top-line revenue in the future.

Gross profit. For the three-months ended September 30, 2003, gross profit decreased by $0.5 million, or 1.2%, to $40.6 million from $41.1 million for the same period in 2002. This decrease was primarily attributable to $1.3 million lower gross profit at World Almanac resulting from its revenue decline and $0.2 million lower gross profit at CompassLearning resulting from its revenue decline, partially offset by $0.5 million of higher gross profit at Weekly Reader and $0.4 million of higher gross profit at AGS driven by their higher revenue. WRC Media's gross profit as a percentage of net revenue increased slightly to 73.4% in 2003 from 73.1% for the same period in 2002.

Costs and expenses. For the three-months ended September 30, 2003, costs and expenses increased by $0.2 million, or 0.7%, to $28.8 million from $28.6 million for the same period in 2002. This increase was primarily due to increased sales and marketing expenses and higher research and development expense. The Company recorded $0.6 million of restructuring costs in the three-month period ended September 30, 2003. The restructuring cost adjustment represents $0.2 million of interest accretion expense recorded for the three months ended September 30, 2003, net of a $0.8 million reduction of the restructuring reserve attributable to updating the assumptions used in determining the fair value of the remaining lease obligations associated with facilities vacated in 2002.

Income from operations. For the three-months ended September 30, 2003, income from operations decreased $0.7 million or 5.6%, to $11.8 million from $12.5 million for the same period in 2002. This decrease was primarily due to the factors described above.

Interest expense, including amortization of deferred financing costs. For the three-months ended September 30, 2003, interest expense decreased by $0.2 million, or 2.6%, to $7.4 million from $7.6 million for the same period in 2002 and interest expense as a percentage of net revenue decreased to 13.4% from 13.5% for the same period in 2002.

Loss on investments. During the three-months ended September 30, 2002, the Company recorded a loss on investments of $1.0 million. The loss in the 2002 period related to a write-down of WRC Media's minority investment in ThinkBox, Inc. There were no losses on investments during the 2003 period.

Income tax provision. For the three-months ended September 30, 2003, the provision for income taxes remained constant at $0.5 million. The Company recorded non-cash deferred income tax expense of $0.5 million during each of the three-months ended September 30, 2002 and 2003, which is required as a result of the Company's adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142") effective January 1, 2002. As a result of the adoption of SFAS 142, book amortization will no longer occur during the carry-forward period of the Company's operating losses. As a result of book amortization of tax-deductible goodwill and trademarks ceasing on January 1, 2002, the Company will have deferred tax liabilities that will arise each year because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded.

Net income. For the three-months ended September 30, 2003, net income decreased by $1.0 million, or 21.7%, to $3.6 million from $4.6 million for the same period in 2002 primarily due to the factors described above.

Adjusted EBITDA. For the three-months ended September 30, 2003, Adjusted EBITDA decreased $0.2 million or 1.2% to $16.3 million from $16.5 million for the same period in 2002. The decrease was primarily attributable to the lower revenue contribution discussed above. Adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation, amortization, and other (income) charges excluding unrealized hedge gain of $1.4 million for the three-months ended September 30, 2002 and restructuring costs adjustment of ($0.6) million for the three-months ended September 30, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business' performance based on their Adjusted EBITDA results. As of September 30, 2003, there were $120.9 million senior secured term loans under the senior credit facilities, of which Adjusted EBITDA as defined in the credit agreement is utilized for assessing compliance with the financial covenants of the agreement. If either of the covenants was violated, the debt would become callable which could adversely affect the Company's financial condition and liquidity. The current minimum ratio for the leverage ratio is no greater than 5.50 to 1 and for the fixed charge ratio is no less than 1.05 to 1. The reconciliation of Adjusted EBITDA to net income is as follows (also see Liquidity, Working Capital and Capital Resources):


                                                                         For the three-months ended September 30,
Adjusted EBITDA reconciliation to Net Income ($in 000's)                      2002                     2003
                                                                     ------------------------ ------------------------

     Net income                                                           $      4,561              $       3,579
     Depreciation and amortization of intangibles**                              5,292                      5,354
     Income taxes                                                                  501                        539
     Interest expense                                                            7,576                      7,413
     Un-realized hedge gain                                                     (1,412)                         -
     Restructuring costs                                                             -                       (576)
                                                                          ------------              -------------
Adjusted EBITDA                                                           $     16,518              $      16,309
                                                                          ============              =============

** Amount includes amortization of capitalized software costs of $104 and $410 for 2002 and 2003, respectively which are included in operating costs and expenses.

Results of Operations for the three-months ended September 30, 2003 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net revenue.

                                                             Three-Months Ended September 30,
                                                             2002                        2003
                                                   ------------------------   ------------------------
                                                   Amount  % of Net Revenue   Amount   % of Net Revenue
                                                   ------  ----------------   ------   ----------------
                                                                (Dollars in millions)
Revenue, net                                      $  44.4       100.0%     $  44.2        100.0%
Cost of goods sold                                   10.2        23.0%        10.3         23.3%
                                                  -------       -----      -------        -----
Gross profit                                         34.2        77.0%        33.9         76.7%
Costs and expenses:
   Sales and marketing                                6.8        15.3%         7.2         16.3%
   Distribution, circulation and fulfillment          3.5         7.9%         3.7          8.4%
   Editorial                                          2.6         5.9%         2.3          5.2%
   General and administrative                         4.3         9.7%         5.0         11.3%
   Restructuring costs                               --           0.0%        (0.7)        (1.6%)
   Depreciation                                       0.5         1.1%         0.4          0.9%
   Amortization of intangible assets                  2.1         4.7%         2.6          5.9%
                                                  -------       -----      -------        -----
                                                     19.8        44.6%        20.5         46.4%
                                                  -------       -----      -------        -----
Income from operations                               14.4        32.4%        13.4         30.3%
Interest expense                                     (7.3)      (16.4%)       (7.2)        (16.3%)
Other income (expense), net                           1.4         3.2%        --            0.0%
                                                  -------       -----      -------        -----
Income before income tax provision                    8.5        19.2%         6.2         14.0%
Income tax provision                                  0.2         0.5%         0.2          0.5%
                                                  -------       -----      -------        -----
Net Income                                        $   8.3        18.7%     $   6.0         13.5%
                                                  =======       =====      =======        =====
   Adjusted EBITDA(a)                             $  16.9        38.1%     $  15.7         35.5%
                                                  =======       =====      =======        =====

(a) Adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation, amortization, other income (expense) charges excluding an unrealized hedge gain of $1.4 million for three-months ended September 30, 2002 and restructuring costs adjustment of ($0.7) million for the three-months ended September 30, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business' performance based on their Adjusted EBITDA results.

Three-months ended September 30, 2003 compared to three-months ended September 30, 2002

Net Revenue. For the three-months ended September 30, 2003, net revenue decreased $0.2 million or 0.5% to $44.2 million from $44.4 million for the same period in 2002. This decrease was primarily due to a decrease in net revenue at World Almanac of $1.6 million, or 12.4%, to $11.3 million from $12.9 million for the same period in 2002, partially offset by an increase in net revenue at AGS of $0.8 million, or 4.0%, to $20.6 million for the three months ended September 30, 2003 from $19.8 million for the same period in 2002 combined with an increase at Weekly Reader of $0.5 million, or 4.3%, to $12.2 million for the three months ended September 30, 2003 from $11.7 million for the same period in 2002.

Weekly Reader, not including AGS and World Almanac, net revenue increased $0.5 million, or 4.3%, to $12.2 million from $11.7 million for the same period in 2002. This was primarily attributable to higher custom publishing shipments by Weekly Reader's subsidiary Lifetime Learning Systems ("LLS") and greater licensing revenue. LLS revenue increased $0.2 million, or approximately 8.7% for the three months ended September 30, 2003 compared to the same period in 2002 and licensing revenue increased by $0.2 million or 40.0% for the three-months ended September 30, 2003 compared to the same period in 2002 driven by higher sales through its relationship with the telemarketer QVC.

AGS net revenue increased by $0.8 million, or 4.0%, to $20.6 million from $19.8 million for the same period in 2002, primarily due a $0.8 million increase in core curriculum and assessment products.

World Almanac net revenue decreased by $1.6 million, or 12.4%, to $11.3 million from $12.9 million for the same period in 2002. This decrease was primarily due to the continuing weak environment for school library funding.

Gross profit. For the three-months ended September 30, 2003, gross profit decreased $0.3 million, or 0.9% to $33.9 million from $34.2 million for the same period in 2002. Gross profit as a percentage of net revenue decreased slightly to 76.7% for the three-months ended September 30, 2003 from 77.0% for the same period in 2002.

Costs and expenses. For the three-months ended September 30, 2003, costs and expenses increased $0.7 million, or 3.5% to $20.5 million from $19.8 million for the same period in 2002, and costs and expenses as a percentage of net revenue increased to 46.4% for the three-months ended September 30, 2003 from 44.6% for the same period in 2002. This increase was primarily driven by an increase in general and administrative costs of $0.7 million, or 16.3% and an increase in sales and marketing expenses of $0.4 million, or 5.9%. The restructuring cost adjustment of ($0.7) million recorded in the three-months ended September 30, 2003 includes a ($0.8) million reduction of the reserve due to sublease income exceeding original assumptions net of $0.1 million of interest accretion expense related to the vacated space. This adjustment relates to the reserve established in 2002.

Income from operations. For the three-months ended September 30, 2003, income from operations decreased by $1.0 million, or 6.9%, to $13.4 million from $14.4 million for the same period in 2002 and income from operations as a percentage of net revenue decreased to 30.3% from 32.4% for the same period in 2002. This decrease was primarily due to the factors described above.

Interest expense. For the three-months ended September 30, 2003, interest expense decreased by $0.1 million, or 1.4%, to $7.2 million from $7.3 million for the same period in 2002 and interest expense as a percentage of revenue decreased to 16.3% from 16.4% for the same period in 2002.

Income tax provision. For the three-months ended September 30, 2003 and 2002, the provision for income taxes was constant at $0.2 million. Historically, Weekly Reader did not need a valuation allowance for the portion of its net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by Weekly Reader's net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, Weekly Reader will continue to amortize these assets for tax purposes. As a result, Weekly Reader will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of Weekly Reader's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, Weekly Reader recorded non-cash deferred income tax expense of $0.2 million for each of the three-months ended September 30, 2002 and 2003.

Net income. For the three-months ended September 30, 2003, net income decreased by $2.3 million, or 27.7%, to $6.0 million from $8.3 million for the same period in 2002 for the reasons discussed above. Net income as a percentage of net revenue decreased to 13.6% for the three-months ended September 30, 2003 from 18.7% for the same period in 2002.

Adjusted EBITDA. For the three-months ended September 30, 2003, Adjusted EBITDA decreased by $1.2 million, or 7.1%, to $15.7 million from $16.9 million for the same period in 2002. This decrease is primarily attributable to the factors described above. Adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation, amortization, other (income) charges excluding unrealized hedge gain of $1.4 million for three-months ended September 30, 2002 and restructuring costs adjustment of ($0.7) million for the three-months ended September 30, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business' performance based on their Adjusted EBITDA results. The reconciliation of Adjusted EBITDA to our net loss below is as follows:

                                                                         For the three-months ended September 30,
Adjusted EBITDA reconciliation to Net Income ($in 000's)                      2002                     2003
                                                                     ------------------------ ------------------------

     Net income                                                           $      8,311              $       6,023
     Depreciation and amortization of intangibles                                2,542                      3,032
     Income taxes                                                                  161                        168
     Interest expense                                                            7,325                      7,148
     Un-realized hedge gain                                                     (1,412)                         -
     Restructuring costs                                                             -                       (647)
                                                                          ------------              -------------
Adjusted EBITDA                                                           $     16,927              $      15,724
                                                                          ============              =============

Results of Operations for the nine-months ended September 30, 2003-- WRC Media Inc. and Subsidiaries

The results of operations of WRC Media and its subsidiaries encompass the operations of Weekly Reader and its subsidiaries, including AGS and World Almanac, CompassLearning, and ChildU, Inc. ("ChildU"). The results of operations of WRC Media and its subsidiaries should be read together with the separate discussion of the results of operations of Weekly Reader.

In analyzing WRC Media's results for the nine-months ended September 30, 2002 and 2003, the seasonal nature of WRC Media's business should be considered. As a result of seasonality, approximately 20% of WRC Media's publication and related service revenues usually occur in its first quarter, 20% in its second quarter, and 60% in the third and fourth quarters combined. However, unlike this revenue stream, many of WRC Media's expenses are incurred evenly throughout the year.

WRC Media analyzes its revenues, expenses and operating results on a percentage of net revenue basis. The following table sets forth, for the periods indicated, consolidated statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net revenue.


                                                                    Nine-Months Ended September 30,
                                                                    2002                       2003
                                                         --------------------------   ------------------------
                                                          Amount   % of Net Revenue   Amount  % of Net Revenue
                                                         -------   ----------------   ------  ----------------
                                                                          (Dollars in millions)
Revenue, net                                             $  146.8        100.0%       $  145.8      100.0%
Cost of goods sold                                           41.2         28.1%           40.0       27.4%
                                                         --------       ------        --------      -----
Gross profit                                                105.6         71.9%          105.8       72.6%
Costs and expenses:
     Sales and marketing                                     36.1         24.6%           33.3       22.8%
     Research and development                                 1.2          0.8%            1.6        1.1%
     Distribution, circulation and fulfillment                9.5          6.5%           10.1        6.9%
     Editorial                                                7.5          5.1%            7.4        5.1%
     General and administrative                              16.4         11.2%           18.4       12.6%
     Restructuring costs and other non-recurring                -          0.0%            0.9        0.6%
     expenses
     Depreciation                                             2.3          1.6%            1.8        1.2%
     Amortization of intangible assets                       14.1          9.6%           13.7        9.4%
                                                         --------       ------        --------      -----
                                                             87.1         59.4%           87.2       59.7%
                                                         --------       ------        --------      -----
Income from operations                                       18.5         12.5%           18.6       12.9%
                                                         --------       ------        --------      -----
Interest expense, including amortization
of deferred financing costs                                 (22.4)       (15.3%)         (21.7)     (14.9%)
Loss on investments                                          (2.1)        (1.4%)             -        0.0%
Other income (expense), net                                   0.9          0.6%           (0.8)      (0.5%)
                                                         --------       ------        --------      -----
Loss before income tax provision                             (5.1)        (3.6%)          (3.9)      (2.6%)
Income tax provision                                         10.4          7.1%            1.6        1.1%
                                                         --------       ------        --------      -----
Loss before cumulative effect of change
   in accounting principle                                  (15.5)       (10.7%)          (5.5)      (3.7%)
Cumulative effect of change in accounting principle         (72.0)       (49.0%)             -        0.0%
                                                         --------       ------        --------      -----
Net loss                                                 $  (87.5)       (59.7%)      $   (5.5)      (3.7%)
                                                         ========       ======        ========      =====
     Adjusted EBITDA (a)                                 $   32.2         21.9%       $   35.1       24.1%
                                                         ========       ======        ========      =====


(a) Adjusted EBITDA is defined as income or (loss) before interest expense, taxes, depreciation, amortization and other (income) expense charges excluding an unrealized hedge gain of $1.6 million for the nine-months ended September 30, 2003, restructuring costs of $0.7 million for the nine-months ended September 30, 2003 and other non-recurring expenses of $0.2 million for the nine-months ended September 30, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business' performance based on their Adjusted EBITDA results.

Nine-months ended September 30, 2003 compared to nine-months ended September 30, 2002

Net revenue. For the nine-months ended September 30, 2003, net revenue decreased $1.0 million, or 0.7%, to $145.8 million from $146.8 million for the same period in 2002. The revenue decline was primarily driven by a decrease in net revenue at World Almanac of $3.0 million, caused by the continuing weak environment for school library funding; partially offset by an increase in revenue at Weekly Reader of $2.5 million.

At Weekly Reader, excluding AGS and World Almanac, net revenue increased $2.5 million, or 9.8%, to $28.0 million from $25.5 million for the same period in 2002. This revenue increase was primarily attributable to higher custom publishing shipments by Weekly Reader's subsidiary Lifetime Learning Systems and increased sales through its relationship with the telemarketer QVC.

AGS net revenue decreased $0.3 million, or 0.7%, to $45.8 million for the nine-months ended September 30, 2003 from $46.2 million for the same period in 2002, primarily due to a $1.4 million decrease in backlist curriculum products sold, partially offset by growth in assessment products of $1.1 million.

World Almanac net revenue decreased $3.0 million, or 8.0%, to $34.4 million from $37.4 million for the same period in 2002. This decrease was primarily due to lower shipments at WAE Library Services and Gareth Stevens resulting from the continuing weak environment for school library funding.

CompassLearning net revenue decreased $2.6 million, or 7.3%, to $33.2 million for the nine months ended September 30, 2003 from $35.8 million for the same period in 2002. This decrease was primarily due to a decrease in service revenue from technical support of $0.9 million, or 8.7%, to $9.4 million from $10.3 million in for the same period in 2002, a decrease in professional development revenue of $0.8 million, or 10.5%, to $6.8 million from $7.6 million for the same period in 2002 combined with a decrease in hardware revenue of $0.5 million, or 50.0%, to $0.5 million from $1.0 million for the same period in 2002. At ChildU, net revenue increased $2.3 million or 115.0% to $4.3 million for the nine months ended September 30, 2003 from $2.0 million for the same period in 2002 driven by significantly higher sales of its web-enabled curriculum products.

The K-12 funding environment continues to be impacted by growing state budget deficits, which have been causing reductions in state and local educational spending, including spending on supplemental educational materials. While we believe WRC will benefit from numerous provisions in the Federal No Child Left Behind Act (the "NCLB Act"), most of this Federal educational funding will not be available until later in 2003 and early 2004. Although we expect that Federal educational funding will increase in late 2003 as a result of the NCLB Act, we do not believe this funding improvement will be sufficient to offset cuts in state and local education funding. We expect these cuts and delayed purchases will negatively affect our top-line net revenue in the fourth quarter and may continue to affect our top-line performance into fiscal year 2004. The uncertainty in the current operating environment makes it difficult to forecast future results.

Gross profit. For the nine-months ended September 30, 2003, gross profit increased by $0.2 million, or 0.2%, to $105.8 million from $105.6 million for the same period in 2002. This increase was primarily attributable to $2.0 million of higher gross profit at ChildU combined with higher gross profit at Weekly Reader of $2.0 million resulting from the increase in revenues discussed above, partially offset by a lower gross profit at CompassLearning of $1.7 million and lower gross profit at World Almanac of $2.2 million. WRC Media's gross profit as a percentage of net revenue increased to 72.6% for the nine-months ended September 30, 2003 from 71.9% for the same period in 2002.

Costs and expenses. For the nine-months ended September 30, 2003, costs and expenses increased by $0.1 million, or 0.1%, to $87.2 million from $87.1 million for the same period in 2002. This was primarily attributable to an increase of $2.0 million in general and administrative expenses and $0.9 million in restructuring costs and non-recurring expenses partially offset by $2.8 million or 7.8% decrease in sales and marketing expenses. The higher general and administrative expenses were primarily due to bad debt expense of $0.9 million at CompassLearning. The higher bad debt expense was recorded due to the uncertainty of collection of a receivable which resulted from a change in financial condition of a customer. The restructuring cost adjustment of $0.9 million recorded in the nine-months ended September 30, 2003 is attributable primarily to the Company's update of its assumptions used in determining the fair value of the remaining lease obligations associated with the facilities vacated during 2002.

Income from operations. For the nine-months ended September 30, 2003, income from operations increased $0.1 million or 0.5%, to $18.6 million from $18.5 million for the same period in 2002, due to the factors described above.

Interest expense, including amortization of deferred financing costs. For the nine-months ended September 30, 2003, interest expense decreased by $0.7 million, or 3.1%, to $21.7 million from $22.4 million for the same period in 2002 and interest expense as a percentage of net revenue decreased to 14.9% from 15.3% for the same period in 2002.

Loss on investment. During the nine-months ended September 30, 2003, the Company recorded a loss on investment of $2.1 million. The loss in the prior period related to equity losses attributable to WRC Media's minority investment in ThinkBox, Inc. There were no losses on investments during the 2003 period.

Income tax provision. For the nine-months ended September 30, 2003, the provision for income taxes decreased $8.8 million or 84.6% to an income tax provision of $1.6 million from $10.4 million for the same period in 2002. The Company recorded non-cash deferred income tax expense of $8.7 million on January 1, 2002 and $1.5 million during the nine-months ended September 30, 2002 and 2003, which would not have been required prior to the adoption of SFAS 142. The non-cash charge of $8.7 million on January 1, 2002 was recorded to increase the valuation allowance related to the Company's net operating losses. As a result of the adoption of SFAS 142, book amortization will not occur during the carry-forward period of the operating losses. In addition, since book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each year because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded.

Net loss. For the nine-months ended September 30, 2003, net loss decreased by $82.0 million, or 93.7%, to $5.5 million from $87.5 million for the same period in 2002 primarily due to the non-cash charges recorded in the prior period resulting in the Company's adoption of SFAS 142 as described above.

Adjusted EBITDA. Adjusted EBITDA is defined as income or (loss) before interest expense, income taxes, depreciation, amortization, other (income) charges excluding unrealized hedge gain of $1.6 million for the nine-months ended September 30, 2002, restructuring costs of $0.7 million for the nine-months ended September 30, 2003 and non-recurring expenses of $0.2 million for the nine-months ended September 30, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business' performance based on their Adjusted EBITDA results. As of September 30, 2003, there were $120.9 million senior secured term loans under the senior credit facilities, of which Adjusted EBITDA as defined in the credit agreement is utilized in for assessing compliance with the financial covenants of the agreement. If either of the covenants was to be violated, the debt would become callable which could adversely affect the Company's financial condition and liquidity. The current minimum ratio for the leverage ratio is no greater than 5.50 to 1 and for the fixed charge ratio is no less than 1.05 to 1. The reconciliation of Adjusted EBITDA to net loss is as follows:

                                                                         For the three-months ended September 30,
Adjusted EBITDA reconciliation to Net Income ($in 000's)                      2002                     2003
                                                                     ------------------------ ------------------------

     Net income                                                           $    (87,500)             $      (5,519)
     Depreciation and amortization of intangibles**                             16,537                     16,477
     Income taxes                                                               10,384                      1,581
     Interest expense                                                           22,380                     21,683
     Cumulative effect of change in accounting principle                        72,022                          -
     Un-realized hedge gain                                                     (1,619)                         -
     Restructuring costs                                                             -                        713
     Non-recurring expenses                                                          -                        192
                                                                          ------------              -------------
Adjusted EBITDA                                                           $     32,204              $      35,127
                                                                          ============              =============

** Amount includes amortization of capitalized software costs of $104 and $1,002 for 2002 and 2003, respectively, which are included in operating costs and expenses.

Results of Operations for the nine-months ended September 30, 2003 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net revenue.


                                                                     Nine-Months Ended September 30,
                                                                    2002                       2003
                                                         --------------------------   ------------------------
                                                          Amount   % of Net Revenue   Amount  % of Net Revenue
                                                         -------   ----------------   ------  ----------------
                                                                          (Dollars in millions)
Revenue, net                                             $  109.0        100.0%       $  108.3      100.0%
Cost of goods sold                                           27.1         24.9%           26.5       24.5%
                                                         --------      -------        --------    -------
Gross profit                                                 81.9         75.1%           81.8       75.5%
Costs and expenses:
     Sales and marketing                                     20.3         18.6%           19.1       17.6%
     Distribution, circulation and fulfillment                9.5          8.7%           10.1        9.3%
     Editorial                                                7.5          6.9%            7.4        6.8%
     General and administrative                              12.2         11.2%           13.9       12.8%
     Restructuring costs                                      -            0.0%           (0.5)      (0.5%)
     Depreciation                                             1.4          1.3%            1.3        1.2%
     Amortization of intangible assets                        6.5          6.0%            7.2        6.6%
                                                         --------      -------        --------    -------
                                                             57.4         52.7%           58.5       53.8%
                                                         --------      -------        --------    -------
Income from operations                                       24.5         22.4%           23.3       21.6%
Interest expense                                            (21.7)       (19.9%)         (20.9)     (19.3%)
Other income (expense), net                                   1.7          1.6%           (0.2)      (0.2%)
                                                         --------      -------        --------    -------
Loss before income tax provision                              4.5          4.1%            2.2        2.2%
Income tax provision                                          2.0          1.8%            0.4        0.4%
                                                         --------      -------        --------    -------
Loss before cumulative effect of change
   in accounting principle                                    2.5          2.3%            1.7        1.8%
Cumulative effect of change in accounting principle         (72.0)       (66.1%)           -          0.0%
                                                         --------      -------        --------    -------
Net (loss) income                                        $  (69.5)       (63.8%)      $    1.7        1.8%
                                                         ========      =======        ========    =======
     Adjusted EBITDA(a)                                  $   32.4         29.7%       $   31.0       28.6%
                                                         ========      =======        ========    =======


(a) Adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation, amortization, other income (expense) charges excluding an unrealized hedge gain of $1.6 million in 2002 and restructuring cost of ($0.5) million for the nine-months ended September 30, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business' performance based on their Adjusted EBITDA results.

Nine-months ended September 30, 2003 compared to nine-months ended September 30, 2002

Net revenue. For the nine-months ended September 30, 2003, net revenue decreased $0.7 million or 0.6% to $108.3 million from $109.0 million for the same period in 2002.

At Weekly Reader, excluding AGS and World Almanac, net revenue increased $2.5 million, or 9.8%, to $28.0 million from $25.5 million for the same period in 2002. This was primarily attributable to higher custom publishing shipments by Weekly Reader's subsidiary Lifetime Learning Systems and increased sales through its relationship with the telemarketer QVC.

AGS net revenue decreased $0.3 million, or 0.7%, to $45.8 from $46.1 million for the same period in 2002, primarily due to a $1.4 million decrease in backlist curriculum products sold, partially offset by the growth in assessment products of $1.1 million.

World Almanac net revenue decreased $3.0 million, or 8.0%, to $34.4 million from $37.4 million for the same period in 2002. This decrease was primarily due to lower shipments at WAE Library Services and Gareth Stevens resulting from the continued weak environment for school library funding.

Gross profit. For the nine-months ended September 30, 2003, gross profit decreased $0.1 million, or 0.1% to $81.8 million from $81.9 million for the same period in 2002. Gross profit as a percentage of net revenue slightly increased to 75.5% for the nine-months ended September 30, 2003 from 75.1% for the same period in 2002.

Costs and expenses. For the nine-months ended September 30, 2003, costs and expenses increased $1.1 million, or 1.9% to $58.5 million from $57.4 million for the same period in 2002. Costs and expenses as a percentage of net revenue increased to 53.8% for the nine-months ended September 30, 2003 from 52.7% for the same period in 2002. The increase in costs and expenses was primarily driven by an increase in general and administrative expenses of $1.7 million, or 13.9%. A restructuring cost adjustment of $0.8 million was recorded to reduce the restructuring reserve established in 2002 due to higher than anticipated future sublease income, partially offset by $0.3 million in interest accretion expense in the nine-months ended September 30, 2003.

Income from operations. For the nine-months ended September 30, 2003, income from operations decreased by $1.2 million, or 4.9%, to $23.3 million from $24.5 million for the same period in 2002 for the reasons discussed above. Income from operations as a percentage of net revenue decreased to 21.6% from 22.4% for the same period in 2002. This decrease was primarily due to the factors described above.

Interest expense. For the nine-months ended September 30, 2003, interest expense decreased by $0.8 million, or 3.7%, to $20.9 million from $21.7 million for the same period in 2002. Interest expense as a percentage of net revenue decreased to 19.3% from 19.9% for the same period in 2002.

Income tax provision. For the nine-months ended September 30, 2003, the provision for income taxes decreased by $1.6 million, or 80.0%, to $0.4 million from $2.0 million for the same period in 2002. Weekly Reader recorded non-cash deferred income tax expense of approximately $1.4 million on January 1, 2002 related to the adoption of SFAS 142. The non-cash charge of $1.4 million on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with Weekly Reader's net operating losses. Historically, Weekly Reader did not need a valuation allowance for the portion of its net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by Weekly Reader's net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, Weekly Reader will continue to amortize these assets for tax purposes. As a result, Weekly Reader will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of Weekly Reader's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, Weekly Reader recorded non-cash deferred income tax expense of $0.5 million for each of the nine-months ended September 30, 2002 and 2003.

Net income(loss). For the nine-months ended September 30, 2003, net income increased by $71.3 million to net income of $1.8 million from a net loss of $69.5 million for the same period in 2002 primarily due to the non-cash charges recorded in the prior period resulting in the Company's adoption of SFAS No. 142 as described above. Net income (loss) as a percentage of net revenue improved to 1.8% for the nine-months ended September 30, 2003 from negative 63.8% for the same period in 2002.

ADJUSTED EBITDA. For the nine-months ended September 30, 2003, adjusted EBITDA decreased $1.4 million, or 4.3%, to $31.0 million from $32.4 million for the same period in 2002. This decrease is primarily attributable to the factors described above. Adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation, amortization, other (income) charges including an unrealized hedge gain of $1.6 million for nine-months ended September 30, 2002 and ($0.5) restructuring costs adjustment for the nine-months ended September 30, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. It is presented herein as the Company evaluates and measures each business' performance based on their Adjusted EBITDA results. The reconciliation of Adjusted EBITDA our net loss is as follows:

                                                                         For the three-months ended September 30,
Adjusted EBITDA reconciliation to Net (loss) Income                           2002                     2003
($in 000's)                                                          ------------------------ ------------------------
     Net (loss) income                                                    $    (69,454)             $       1,788
     Depreciation and amortization of intangibles                                7,876                      8,465
     Income taxes                                                                1,958                        392
     Interest expense                                                           21,646                     20,881
     Un-realized hedge gain                                                     (1,619)                         -
     Cumulative effect of change in accounting principle                        72,022                          -
     Restructuring costs                                                             -                       (521)
                                                                          ------------              -------------
Adjusted EBITDA                                                           $     32,429              $      31,005
                                                                          ============              =============


Liquidity, Working Capital and Capital Resources

General

WRC Media's sources of cash are its (1) operating subsidiaries, Weekly Reader Corporation and CompassLearning, Inc., and (2) a $30.0 million revolving credit facility. As of September 30, 2003, $6.0 million of the revolving credit facility has been drawn down which bears interest that approximated 4.6%. Additionally, the Company has a stand-by letter of credit, renewable annually, in the amount of $2.0 million, which serves as security for a real estate lease entered into by the Company. While this letter of credit is in effect, it reduces available borrowing under the revolving credit facility by $2.0 million.

Based on our current forecast, we expect that as of December 31, 2003, we will not be in compliance with certain of the financial covenants in our credit agreement. Because these financial covenants become more stringent as of March 31, 2004, we also currently do not expect we will be in compliance after December 31, 2003. If we are unable to comply with one or more of our financial covenants, we will be in default under our credit agreement. Among other consequences, we will be unable to borrow additional amounts under our revolving credit facility unless we are able to obtain a waiver from our lenders. For the January through June time period, WRC Media and its subsidiaries usually experience negative cash flow due to the seasonality of its business. As a result of this business cycle, borrowings usually increase during the period January through June. Accordingly, if we are unable to borrow additional amounts under our revolving credit facility, based on our current forecast and cash position, we believe we will have sufficient cash to pay our current obligations during the first fiscal quarter of 2004, but that we will have shortfalls in liquidity starting at some point in the second fiscal quarter of 2004.

Our potential alternatives for resolving the liquidity issues described above include (1) amending certain financial covenants in our credit agreement, (2) refinancing certain components of our capital structure and (3) raising additional debt or equity capital. We are evaluating these alternatives, and no assurances can be given that we will be successful in achieving any of these alternatives, on reasonable terms or at all. We also can give no assurances as to when in 2003 or 2004 any such alternatives, if successful, would be completed, or what their impact on our costs of financing would be.

As of September 30, 2003, $120.9 million was outstanding under our term loan facilities and there was $6.0 million of outstanding borrowings under our revolving credit facility. Upon the occurrence of an event of default under our credit agreement, our lenders have no obligation to grant us a waiver or extend additional loans under the revolving facility and have the right to accelerate in full the repayment of all amounts outstanding under our credit agreement, including all amounts outstanding under the term loan facilities and revolving credit facility. If any such event of default occurs under our credit agreement and the lenders take steps to accelerate the amounts due, we would not be able to repay such amounts. Our credit agreement is secured by liens on substantially all of our assets.

In the event that the lenders were to accelerate our prepayment obligations under the term loan facilities and the revolving facility, such action would constitute an event of default under our Notes. If such an event of default occurs under our Notes, the holders of the Notes would have the right to accelerate in full the repayment of all amounts outstanding thereunder, and we would be unable to repay such amounts. As of September 30, 2003, $152,000,000 in aggregate principal amount of the Notes was outstanding.

Credit Agreement Financial Covenants

The terms of our senior secured credit agreement require us on an ongoing basis to meet certain financial covenants, including a maximum leverage ratio covenant and a minimum fixed charge coverage ratio covenant. Compliance with these covenants is measured as of the last day of each fiscal quarter. Each ratio becomes more stringent periodically through March 31, 2004. With respect to the first two fiscal quarters of 2003, we were required to have a leverage ratio no greater than 5.75:1.0 and a fixed charge coverage ratio no less than 1.05:1.0. With respect to the third quarter ended September 30, 2003, we were required to have a leverage ratio no greater than 5.50:1.0 and a fixed charge coverage ratio no less than 1.05:1.0. For the fiscal quarter ended September 30, 2003, our leverage ratio was 5.41:1.0 and our fixed charge coverage ratio was 1.12:1.0.

With respect to the fourth quarter ending December 31, 2003, we are required to have a leverage ratio no greater than 5.00:1.0 and a fixed charge coverage ratio no less than 1.10:1.0 and thereafter beginning with the quarter ending March 31, 2004, we are required to have a leverage ratio no greater than 4.00:1.0 and a fixed charge ratio no less than 1.50:1.0. Based on our current forecast, we expect we will not be in compliance with these covenants as of December 31, 2003 and thereafter.

Third Quarter Liquidity, Working Capital and Capital Resources

As of September 30, 2003, WRC Media and its subsidiaries had negative working capital of $35.2 million. WRC Media's cash and cash equivalents were approximately $4.8 million at September 30, 2003. WRC Media and its subsidiaries' operations used approximately $0.3 million in cash for the nine-months ended September 30, 2003. WRC Media and its subsidiaries' principal uses of cash are for debt service, working capital and potential acquisitions.

WRC Media and its subsidiaries' investing activities for the nine-months ended September 30, 2003, included investments in software development of approximately $3.1 million and capital expenditures of approximately $1.0 million.

WRC Media and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the nine-months ended September 30, 2003, financing activities provided net cash of $0.0 million, which primarily resulted from net borrowings of $6.0 million under the revolving credit facility which were offset by a $5.8 million repayment of the senior secured term loans and $0.2 million of financing costs.

Recent Events

We announced on October 15, 2003, that Mr. Robert Lynch, Executive Vice President, Chief Operating Officer, and Director, resigned. WRC Media and Mr. Lynch, however, have not yet been able to reach a definitive agreement regarding the terms relating to his departure from the Company. Among other unresolved matters, Mr. Lynch takes the position that he has not yet resigned. Whether or not we reach an agreement with Mr. Lynch, certain payments and benefits will be due to him upon his departure. We do not expect that the payments and benefits made to him will be material to WRC Media. Mr. Lynch is no longer performing his former duties for WRC Media.

Accounting Policies and Estimates

There have been no changes in accounting policies or estimates that would have a material effect on the financial statements. See Note 2 to the consolidated financial statements filed in WRC Media's annual report on Form 10-K for the year ended December 31, 2002.

Seasonality

Operating results have varied and are expected to continue to vary from quarter to quarter as a result of seasonal patterns. Weekly Reader and CompassLearning's net revenue are significantly affected by the school year. Weekly Reader's net revenue in the third, and to a lesser extent the fourth, quarters are generally the strongest as products are shipped for delivery during the school year. CompassLearning's revenues were historically strongest in the second quarter, and to a lesser extent the fourth quarter. However, due to tight funding environment in the last couple of year, the trend is shifting towards the fourth quarter being the strongest, followed by the second quarter. The strength in the second quarter is generally attributed to the end of the school fiscal year (June 30th) and the need for the schools to spend the money prior to year end. In addition, by purchasing in the second quarter, schools are able to have the software products purchased and installed over the summer and ready to train teachers when they return from summer vacation. However, due to budget cuts, schools do not have excess money by the end of their fiscal year resulting in lower sales for CompassLearning in our second fiscal quarter. CompassLearning's fourth quarter revenue is strong as a result of sales patterns driven by new school year money being appropriated and funded, CompassLearning's commissioned sales force seeking to meet year-end sales goals as well as schools purchasing software to be installed in time to take advantage of it during the second half of the school year.

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

The Company's ability (1) to cure its expected default under its credit facility through one of the alternatives described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity, Working Capital and Capital Resources," (2) to avoid the acceleration of all amounts due under the credit facility and its Notes if such a default does occur and (3) to find alternatives to fund its operations if such a default occurs, as is expected.

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

WRC Media is subject to market risk exposure related to changes in interest rates on the $126.9 million (as of September 30, 2003) senior secured term loans and the revolving credit facility under the senior credit facilities. Interest on borrowings under the senior credit facilities will bear interest at a rate per annum equal to:

         (1) For the revolving credit facility maturing in two years and the $15.5 million senior secured term loan A facility maturing in three years, the LIBO rate as defined in the credit agreement plus 3.50% or the alternate base rate as defined in the credit agreement plus 2.50% subject to performance-based step downs; and
         (2) For the $95.8 million senior secured term loan B facility maturing in three years, the LIBO rate plus 4.25% or the alternate base rate plus 3.25%.
         (3) For the $9.6 million senior secured new term A loan facility maturing in three years, the LIBO rate plus 4.25% or the alternate base rate plus 3.25%

The senior credit facilities require WRC Media to obtain interest rate protection for at least 50% of the senior secured term loans for the duration of the senior credit facilities. On November 15, 2002, we entered into an arrangement with a notional value of $64.8 million, which terminates on November 15, 2003 and requires us to pay a floating rate of interest based on the three month LIBO rate as defined in that arrangement with a cap rate of 2.5%. The fair value of the interest rate cap as of September 30, 2003 was de-minimus.

ITEM 4. CONTROLS AND PROCEDURES


(a) Disclosure Controls and Procedures. WRC Media Inc.'s management, with the participation of Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report. Based on such evaluation, the Company's Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

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

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

31.1 Certification of Martin E. Kenney, Jr., Chief Executive Officer of WRC Media Inc., CompassLearning, Inc. and Weekly Reader Corporation, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated November 14, 2003.

31.2 Certification of Richard Nota, Senior Vice President of Finance and Principal Financial Officer of WRC Media Inc., CompassLearning, Inc. and Weekly Reader Corporation dated November 14, 2003.

32 Certification of Chief Executive Officer and Principal Financial Officer of WRC Media Inc. and Subsidiaries and Weekly Reader Corporation pursuant to 18 U.S.C. ss. 1350, dated November 14, 2003

(b)  Reports on Form 8-K

1. Form 8-K, filed August 12, 2003, reporting operating results for the quarter ended June 30, 2003.

2. Form 8-K, filed August 13, 2003, reporting the transcript of an investor conference call held August 13, 2003.

3. Form 8-K, filed October 15, 2003, reporting on certain executive changes and creation of a new operating unit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






/s/ Martin E. Kenney, Jr.
                                                                                Date:   November 14, 2003
-----------------------------------------------------                                ---------------------
Martin E. Kenney, Jr.
Director: WRC Media Inc., Weekly Reader Corporation
and CompassLearning, Inc.; Chief Executive Officer:
WRC Media Inc. and CompassLearning, Inc.;
Principal Executive Officer and
Executive Vice President: Weekly Reader Corporation



/s/ Richard Nota
                                                                                Date:   November 14, 2003
-----------------------------------------------------                                ---------------------
Richard Nota
Senior Vice President-Finance: WRC Media Inc.;
Principal Financial Officer WRC Media Inc.,
CompassLearning, Inc., Weekly Reader Corporation
