Form 10-Q
period 2004-03-31
WRC MEDIA INC
filed 2004-05-14
CIK 1102329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2004                   Commission File No. 333-96119

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12-months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    |_|  Yes      |X|  No

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

-------------------------------------------------------------------------------
TITLE OF CLASS                |       NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------------------------------------------------
12 3/4% Senior Subordinated Notes due 2009  |        OVER-THE-COUNTER MARKET
-------------------------------------------------------------------------------

PART 1.
ITEM 1.  FINANCIAL STATEMENTS

                         WRC MEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                                               December 31,       March 31,
                                                                                   2003*            2004**
                                                                               -----------        ---------
ASSETS
Current Assets:
     Cash and cash equivalents                                                  $   1,432         $   6,372
     Accounts receivable (net of allowance for doubtful accounts
     and sales returns of $2,519 and $2,391, respectively)                         30,027            25,758
     Inventories, net                                                              16,652            15,213
     Prepaid expenses                                                               3,367             3,165
     Other current assets                                                           1,889             1,564
                                                                                ---------         ---------

       Total current assets                                                        53,367            52,072

Property and equipment, net                                                         5,526             4,824
Capitalized software, net                                                           7,293             7,414
Goodwill                                                                          143,149           143,149
Deferred financing costs, net                                                       4,939             8,856
Other intangible assets, net                                                       92,610            89,479
Other assets                                                                       30,448            32,649
                                                                                ---------         ---------

       Total assets                                                             $ 337,332         $ 338,443
                                                                                =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                           $  16,963         $  13,960
     Accrued payroll, commissions and benefits                                      9,356             7,773
     Current portion of deferred revenue                                           35,900            27,559
     Other accrued liabilities                                                     17,166            20,345
     Current portion of long-term debt                                              8,477                 -
                                                                                ---------         ---------

       Total current liabilities                                                   87,862            69,637

Deferred revenue, net of current portion                                              959               990
Deferred tax liability                                                             12,700            13,200
15% Series B mandatorily redeemable preferred stock,
including accrued dividends and accretion of warrant value
(5,701,360 shares outstanding)
(Liquidation preference of $142,866)                                                    -           135,169
Long-term debt                                                                    262,925           292,844
                                                                                ---------         ---------

       Total liabilities                                                          364,446           511,840
                                                                                ---------         ---------

Commitments and contingencies

15% Series B mandatorily redeemable preferred stock,
including accrued dividends and accretion of warrant value
(5,508,000 shares outstanding)                                                    129,767                 -

Warrants on common stock of subsidiaries                                           11,751            11,751
                                                                                ---------         ---------

Common stock subject to redemption                                                    940               940
                                                                                ---------         ---------

Stockholders' deficit:
     Common stock, ($.01 par value, 20,000,000 shares authorized;
     7,008,406 shares outstanding in 2003 and 2004)                                    70                70
     18% convertible preferred stock, ($.01 par value, 750,000 shares
     authorized, 547,980 and 572,639 outstanding, respectively)                    21,919            22,905
     Additional paid-in capital                                                   131,753           131,753
     Accumulated other comprehensive loss                                          (1,899)           (1,899)
     Accumulated deficit                                                         (321,415)         (338,917)
                                                                                ---------         ---------

       Total stockholders' deficit                                               (169,572)         (186,088)
                                                                                ---------         ---------

       Total liabilities and stockholders' deficit                              $ 337,332         $ 338,443
                                                                                =========         =========

*  Condensed from audited financial statements.
** Unaudited.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)
                             (Amounts in thousands)


                                                              2003        2004
                                                          ------------  --------
                                                          (As Restated
                                                           See Note 16)
Revenue, net                                                $ 47,220    $ 42,760

Cost of goods sold                                            13,273      12,920
                                                            --------    --------

Gross profit                                                  33,947      29,840
                                                            --------    --------

Costs and expenses:
     Sales and marketing                                      11,481      11,555
     Research and development                                    711         747
     Distribution, circulation and fulfillment                 3,510       3,552
     Editorial                                                 2,579       2,873
     General and administrative                                5,642       7,121
     Restructuring costs and other non-recurring expenses        480          65
     Depreciation                                                616         425
     Amortization of intangible assets                         4,691       4,530
                                                            --------    --------

     Total operating costs and expenses                       29,710      30,868
                                                            --------    --------

Income (loss) from operations                                  4,237      (1,028)

Interest expense, including amortization
of deferred financing costs                                   (7,082)    (14,423)
Other income (expense), net                                     (231)       (250)
                                                            --------    --------

Loss before income tax provision                              (3,076)    (15,701)

Income tax provision                                             588         577
                                                            --------    --------

Net loss                                                    $ (3,664)   $(16,278)
                                                            ========    ========


            The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                   2003        2004
                                                                              -------------  ----------
                                                                              (As Restated
                                                                              See Note 16)
Cash flows from operating activities:

Net loss                                                                      $  (3,664)     $ (16,278)

Adjustments to reconcile net loss to net cash used in operating activities:
     Deferred income tax provision                                                  500            500
     Depreciation and amortization                                                6,030          5,468
     Accretion of manditorily redeemable preferred stock dividends                    -          5,164
     Accretion of debt discount                                                     107            120
     Amortization of deferred financing costs                                       305          2,222
Changes in operating assets and liabilities:
     Accounts receivable                                                          5,371          4,269
     Inventories                                                                    945          1,439
     Prepaid expenses and other current assets                                   (1,177)           527
     Other non-current assets                                                    (4,638)        (3,601)
     Accounts payable                                                            (5,481)        (3,002)
     Deferred revenue                                                            (8,491)        (8,310)
     Accrued liabilities                                                          2,492          1,595
                                                                              ---------      ---------

Net cash used in operating activities                                            (7,701)        (9,887)
                                                                              ---------      ---------

Cash flows from investing activities:
     Purchases of property and equipment                                           (112)          (144)
     Capitalized software                                                          (898)          (634)
     Landlord reimbursement for leasehold improvements                                -            421
     Proceeds from the disposition of property and equipment                          4              -
                                                                              ---------      ---------

Net cash used in investing activities                                            (1,006)          (357)
                                                                              ---------      ---------

Cash flows from financing activities:
     Proceeds from revolving line of credit                                       7,000         18,000
     Repayments of borrowings under revolving line of credit                     (2,000)       (23,000)
     Repayment of senior bank debt                                               (1,834)      (118,678)
     Deferred financing fees                                                          -         (6,138)
     Proceeds from issuance of long-term debt                                         -        145,000
     Purchase of common stock subject to redemption                                 (25)             -
                                                                              ---------      ---------

Net cash provided by financing activities                                         3,141         15,184
                                                                              ---------      ---------

(Decrease) increase in cash and cash equivalents                                 (5,566)         4,940

Cash and cash equivalents, beginning of period                                    9,095          1,432
                                                                              ---------      ---------

Cash and cash equivalents, end of period                                      $   3,529      $   6,372
                                                                              =========      =========


         The accompanying notes are anp integral part of these condensed consolidated financial statements.

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

2.  BASIS OF PRESENTATION

Under the terms of the indenture relating to the Company's 12 3/4% Senior Subordinated Notes due 2009 (the "Notes"), the Company is required to furnish "all quarterly and annual financial information that would be required to be contained in a filing with the Securities and Exchange Commission (the `SEC') on Forms 10-Q and 10-K if the Company were required to file such forms, including a `Management's Discussion and Analysis of Financial Condition and Results of Operations' and, with respect to the annual information only, a report thereon by the Company's certified independent accountants. . ." in each case within the time periods specified in the SEC's rules and regulations.

The Company has restated its previously issued financial statements as of and for the year ended December 31, 2001. Because the originally issued 2001 financial statements were audited by Arthur Andersen LLP, an audit firm that has ceased operations, the restated financial statements for 2001 are unaudited at this time pending a reaudit which is not yet complete. The Company believes that upon furnishing its audited 2003 financial statements to the noteholders and filing such statements with the SEC on its Form 8-K dated March 31, 2004, it was in compliance with the indenture's information requirements. There is no assurance, however, that the trustee or noteholders will not claim that the Company is in breach of the indenture's information requirements, or that after any such claim is made and the applicable cure period has expired, the trustee or the noteholders will not send a notice to accelerate repayment of the Notes.

If the reaudit of the Company's 2001 financial statements is completed and a report thereon issued by its independent auditors as required by the indenture prior to any claim of breach being made, the potential for such a claim would be eliminated. If a breach of the information requirements of the indenture were to be claimed and the trustee or holders of at least 25% of the aggregate principal amount of the Notes were to provide written notice of such breach, the Company would vigorously defend against any such claim. Even if the claim of breach were to prevail, the Company would have 60 days from the date of written notice of such claim of breach to cure the breach and avoid an event of default under the indenture. If the reaudit of the Company's 2001 financial statements is completed and a report thereon issued by its independent auditors as required by the indenture prior to the end of the 60 day cure period, the right to accelerate the Notes or indebtedness under the credit facility as a result of the alleged breach of the indenture's information requirements would be eliminated. The Company has engaged its independent auditors to perform a reaudit of the 2001 financial statements and expects to be able to provide its auditors with the information necessary for them to complete their audit prior to the end of the cure period, if any claim of breach of the indenture's information requirements is made.

While the Company is diligently working to provide such information, there is no assurance that the Company will be able to provide the information necessary to complete the reaudit or that the reaudit of the 2001 financial statements will be completed and a report thereon issued by the Company's certified independent accountants as required by the indenture. If the trustee or holders representing at least 25% of the aggregate principal amount of the Notes claim that the Company will be in breach of the indenture, the Company is not successful in defending against such claim of breach and such breach is not cured within the cure period, there would be an event of default under the indenture, and the trustee or holders of at least 25% of the aggregate principal amount of the Notes would have the right to accelerate payment of the Notes, and the holders of indebtedness under the Company's credit facility also would have the right to accelerate payment thereunder. If any such acceleration occurred, the Company would not be able to repay the amounts due and such acceleration would have a material adverse effect on the Company's consolidated financial condition and liquidity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying condensed consolidated financial statements of the Company as of March 31, 2004 and for the three-month periods ended March 31, 2003 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

These condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto as reported in the Company's Form 8-K dated March 31, 2004. The operating results for the three-month periods ended March 31, 2003 and 2004 are not necessarily indicative of the results that may be expected for a full year.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that is the primary beneficiary of the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The adoption of FIN 46R effective March 31, 2004, did not have any effect on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and its adoption did not have any effect on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company beginning January 1, 2004. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of this statement required the Company to reclassify its 15% Series B Redeemable Preferred Stock from the mezzanine section of the balance sheet to long-term liabilities at March 31, 2004. Effective January 1, 2004 dividend payments for the 15% Series B Redeemable Preferred Stock ("Series B Preferred") are recorded as interest expense in the consolidated statement of operations. The adoption of this statement did not result in any adjustment to the book value of its Series B Preferred as of January 1, 2004 as book value approximated fair value at January 1, 2004. For the three-months ended March 31, 2004 the Company recognized $5,164 of accrued dividends on Series B Preferred as interest expense. Interest expense for the three-months ended March 31, 2004 also includes amortization of deferred financing costs related to the Series B Preferred in the amount of $30.

4.  RESTRUCTURING COSTS AND OTHER NON-RECURRING EXPENSES

During the three-months ended March 31, 2004, the Company reviewed its restructuring reserve established in 2002 and increased the reserve $65 for lease terminations resulting from the updating of the assumptions used in determining the fair value of the remaining lease obligations associated with facilities vacated during 2002.

The restructuring reserve totaling approximately $2,893 at March 31, 2004, is expected to be paid as follows: remaining nine months of 2004 - $727, 2005 and beyond - $2,166. These charges are included in other accrued liabilities on the condensed consolidated balance sheets.

Components of the Company's restructuring plan initiated in the fourth quarter of 2002 are shown in the following table.


                                Balance at         Additional                        Balance at
                             December 31, 2003      Charges         Amounts Paid   March 31, 2004
                             -----------------     -----------      -----------    --------------
Severance and other benefits     $   32                $  -          $  (32)            $  -
Lease terminations                3,243                  65            (415)           2,893
                                 ------              ------          ------           ------
Total                            $3,275              $   65          $ (447)          $2,893
                                 ======              ======          ======           ======


5.  STOCK-BASED COMPENSATION

Stock based compensation arrangements with employees are accounted for using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation and Related Interpretations" ("SFAS 123") for stock-based compensation arrangements with non-employees. The Company applies the additional disclosure requirements of SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," for employee stock arrangements.

The following table details the effect on net loss had compensation expense for stock-based compensation arrangements with employees been recorded based on the fair value method under SFAS 123, as amended for the three-month periods ended March 31, 2003 and 2004.


                                                            Three-Months Ended March 31,
                                                                 2003           2004
                                                              --------       ---------
Net loss, as reported                                         $ (3,664)      $ (16,278)
Deduct:  Total stock-based employee compensation
expense determined under the fair value based method
for all awards, net of related tax effects                         (46)             (4)
                                                              --------       ---------
Pro forma net loss                                            $ (3,710)      $ (16,282)
                                                              ========       =========


The Company has outstanding stock options issued to certain of its executives that are required to be accounted for as variable options. During the three-month periods ended March 31, 2003 and 2004 no compensation expense was recognized for these options as the fair market value of the Company's common stock, as estimated by the Company's Board of Directors, was less than the exercise price of these options.

6.  DEBT

On March 29, 2004, the Company refinanced all of its term loans under its Senior Bank Credit Facilities (the "First-Lien Facility") with a $145,000 senior, second-priority lien secured financing that was provided to the Company pursuant to a term loan facility (the "Second-Lien Facility"). The proceeds of the Second-Lien Facility were used (i) to refinance in full all term loans outstanding under the First-Lien Facility, (ii) to pay fees and expenses related to the Second-Lien Facility and all transactions contemplated in connection therewith and (iii) for general corporate purposes of the Company.

All payment obligations under the Second-Lien Facility are secured by a second-priority lien on the collateral securing the First-Lien Facility; provided that all obligations under the Second-Lien Facility will rank equally in right of payment with all payment obligations under the First-Lien Facility and will not otherwise be subordinated in any respect to the First-Lien Facility. The final maturity of the Second-Lien Facility is March 29, 2009. At the Company's option, the loans will bear interest at either the Administrative Agent's (i) alternate base rate ("base rate loans") or (ii) reserve-adjusted LIBO rate ("LIBO rate loans") plus, in each case, the "Applicable Margin" (as defined). "Applicable Margin" means, with respect to (i) Base Rate Loans, a rate of 4.00% per annum and (ii) LIBO Rate Loans, a rate of 5.00% per annum.

The Second-Lien Facility is subject to mandatory prepayment with:

     o    the proceeds of the incurrence of certain indebtedness

     o    the proceeds of certain asset sales or other dispositions

     o    a change in control

     o annually, 50% of the Company's excess cash flow (as defined) from the prior year.

The Second-Lien Facility provide for certain restrictions, including restrictions on asset sales, dividend payments, additional indebtedness payments for restricted investments. In addition, the Second-Lien Facility provides for the maintenance of a financial covenant, a maximum ratio (the "Senior Leverage Ratio") of Senior Secured Debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.25:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio shall not exceed 4.50:1.00, in each case to be tested on the last day of each fiscal quarter and computed for WRC Media (as defined within the agreement) and its consolidated subsidiaries. In connection with entering into the Second-Lien Facility, the Company entered into an amendment and restatement of its First-Lien Facility, which now consists solely of a $30,000 revolving credit facility.

The First-Lien Facility, as amended and restated, has a maturity of December 29, 2008, and has one financial covenant, a Senior Leverage Ratio of senior secured debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.00:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio may not exceed 4.25:1.00, in each case to be tested on the last day of the fiscal quarter and computed for the Company and its consolidated subsidiaries. Interest on revolving loan borrowings under the First-Lien Facility bear interest at a rate per annum equal to the LIBO rate as defined in the First-Lien Facility plus 3.5% or the alternate base rate as defined in the First-Lien Facility plus 2.5%.

As a result of the refinancing of the Company wrote-off the remaining balances of deferred financing costs associated with the First Lien Facility of approximately $1,914. These costs are included in interest expense, including amortization of deferred financing costs, on the condensed consolidated statement of operations for the three-months ended March 31, 2004.

In connection with the refinancing the Company incurred costs and expenses, primarily investment banking and legal fees, of approximately $6,138. These amounts have been recorded as deferred financing fees at March 31, 2004 and will be amortized over the term of the Second Lien Facility using the effective interest method.

At March 31, 2004, there were no outstanding advances under the Company's $30,000 revolving credit facility, which bears interest at approximately 4.6% for Eurodollar rate advances and 6.4% for base rate advances as of March 31, 2004. The Company has stand-by letters of credit, renewable annually, in the amount of $2,050 of which $2,000 serves as security for a real estate lease entered into by the Company and $50 serves as security for certain surety bonds issued on behalf of the Company. While these letters of credit are in effect, the Company's available borrowing under the revolving credit facility is reduced by $2,050.

7.  FINANCIAL INSTRUMENTS

Pursuant to the terms of the First and Second-Lien Credit Agreements, the Company is required to enter into or maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount that, when taken together with the aggregate principal amount of Total Debt, as defined subject to a fixed interest rate, is at least equal to at least 50% of the aggregate principal amount of all Total Debt. On November 15, 2003, the Company entered into a one year interest rate cap agreement with a notional principal of $61,000, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. The fair value of the interest rate cap at March 31, 2004 is de-minimus.

8.  INVENTORIES

Inventories as of December 31, 2003 and March 31, 2004 are as follows:


                                                                 December 31,      March 31,
                                                                      2003           2004
                                                                 -----------      -----------
     Finished goods                                              $    19,932      $    18,739
     Raw materials                                                       119              101
     Less - impaired, excess and obsolete inventory                   (3,399)          (3,627)
                                                                 -----------      -----------
     Inventory, net                                              $    16,652      $    15,213
                                                                 ===========      ===========

9.  GOODWILL AND TRADEMARKS

At December 31, 2003 and March 31, 2004, goodwill and indefinite lived intangibles are as follows:


                                           December 31,         March 31,
                                              2003                2004
                                           -----------         ----------
Goodwill                                   $   143,149         $  143,149
Long Lived Assets - Trademarks                  42,150             42,150
                                           -----------         ----------
                                           $   185,299         $  185,299
                                           ===========         ==========



There were no changes in goodwill during the three-months ended March 31, 2004.

The Company recorded non-cash deferred income tax expense of $500 during the three-months ended March 31, 2003 and 2004, for taxable temporary differences that will not reverse prior to expiration of the Company's net operating loss carryforward periods. Book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002 upon the Company's adoption of SFAS
No. 142, however the Company continues to amortize these assets for tax purposes. As a result, the Company will have deferred tax liabilities that will arise each quarter as the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record an additional $1,500 to increase the valuation allowance during the remaining nine months of 2004.

10.  OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill and indefinite lived intangible are as follows:

                                            December 31, 2003                    March 31,  2004
                                      --------------------------------   -------------------------------
                                                 Accumulated                          Accumulated
                       Useful Lives      Gross   Amortization      Net       Gross    Amortization    Net
                       ------------    ----------  ---------    --------   ---------  ------------  ---------
Customer Lists          7-9 yrs       $    62,911  $ (27,770)   $ 35,141   $  62,911  $  (29,535)   $ 33,376
Copyrights              8 yrs              21,053    (11,742)      9,311      21,053     (12,107)      8,946
Product Titles          7 yrs              13,475    (11,760)      1,715      13,475     (12,099)      1,376
Software                5 yrs               8,369     (4,320)      4,049       8,369      (4,738)      3,631
Trade name              5 yrs               3,520     (3,276)        244       3,520      (3,520)          -
                                       ----------  ---------    --------   ---------   ----------   --------
    Total:                             $  109,328  $ (58,868)   $ 50,460   $ 109,328   $ (61,999)   $ 47,329
                                       ----------  ---------    --------   ---------   ----------   ---------

Included in other intangible assets, are trademarks not subject to amortization, for which the total carrying amount was $42,150 at December 31, 2003 and March 31, 2004.

Amortization of intangibles for the three-months ended March 31, 2003 and 2004 was $3,488 and $3,131, respectively and is included in amortization of intangibles assets on the condensed consolidated statement of operations. The estimated amortization expense for intangible assets subject to amortization for the next five years is as follows:

Remaining nine months of 2004    .........................    $   7,830
Year ended 2005                  .........................    $   9,459
Year ended 2006                  .........................    $   6,671
Year ended 2007                  .........................    $   4,439
Year ended 2008                  .........................    $   4,420
Year ended 2009                  .........................    $   4,178
Thereafter                       .........................    $  10,332

11.  COMMITMENTS AND CONTINGENCIES

The Company is a party to litigation arising in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on its results of operations and financial position, if any, for the disposition of these matters, will not be material.

The SEC is conducting a preliminary inquiry concerning the Company. The SEC has requested that the Company voluntarily provide the SEC with various documents and information, and that certain officers of the Company voluntarily give testimony. The Company is cooperating fully with the SEC inquiry, and has provided all documents, information and testimony requested by the SEC. The Company cannot predict the final outcome of this inquiry at this time.

12. NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

In connection with the recapitalization and purchase of Weekly Reader during November 1999, the Company, Weekly Reader and CompassLearning as co-issuers, completed an offering of $152.0 million 12 3/4% Senior Subordinated Notes due 2009 (the "Old Notes"). In June 2000, the Old Notes were exchanged in full for $152.0 million of new 12 3/4% Senior Subordinated Notes due 2009 (the "Notes"), which have terms that are substantially the same as Old Notes except that the Notes were registered with the Securities and Exchange Commission. Interest on the Notes is payable semi-annually, on May 15 and November 15 of each year. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of the Company, including CompassLearning, a wholly-owned subsidiary and Weekly Reader, a majority (94.9%) owned subsidiary of the Company (collectively, the "Subsidiary Guarantors").

The following tables present condensed consolidating financial information for WRC Media and the subsidiary guarantors as of and for the three-month periods ended March 31, 2003 and 2004 for: (1) WRC Media, (2) Weekly Reader, a non-wholly-owned guarantor subsidiary, (3) CompassLearning, Inc., a wholly-owned guarantor subsidiary, (4) ChildU, Inc. a wholly-owned subsidiary, guarantor subsidiary and (5) the Company on a consolidated basis.


                                                                            Subsidiary Guarantors
                                                                  ----------------------------------------
                                                                      Weekly    Compass-
                                                                      Reader    Learning                              WRC Media Inc.
                                                   WRC Media Inc.  Corporation     Inc.         ChildU   Eliminations Consolidated
                                                   --------------  -----------  ---------     ---------  ------------ --------------
                                                                              (In thousands)
Balance Sheet as of  March 31, 2004
Assets:
Current assets                                       $   1,761      $  73,782    $  14,533   $   9,196    $ (47,200)  $  52,072
Property and equipment, net                                  -          4,131          555         138            -       4,824
Goodwill and other intangible assets, net              157,127         48,376       23,494       3,631            -     232,628
Other assets                                           108,781         32,464        5,136       2,463      (99,925)     48,919
                                                     ---------      ---------    ---------   ---------    ---------   ---------
Total assets                                         $ 267,669      $ 158,753    $  43,718   $  15,428    $(147,125)  $ 338,443
                                                     =========      =========    =========   =========    =========   =========

Liabilities and stockholders' deficit:
Current liabilities                                  $ 109,838      $  37,195    $  44,369   $  16,226    $(137,991)  $  69,637
Redeemable preferred stock, plus accrued
  dividends                                            135,169        142,866            -           -     (142,866)    135,169
Long-term debt, less current portion                   147,844        292,844            -           -     (147,844)    292,844
Other liabilities                                       10,400          2,800          990           -            -      14,190
Warrants on common stock of subsidiaries                11,751              -            -           -            -      11,751
Common stock subject to redemption                         940              -            -           -            -         940
Stockholders' deficit:                                (148,273)      (316,952)      (1,641)       (798)     281,576    (186,088)
                                                     ---------      ---------    ---------   ---------    ---------   ---------
Total liabilities and stockholders' deficit          $ 267,669      $ 158,753    $  43,718   $  15,428    $(147,125)  $ 338,443
                                                     =========      =========    =========   =========    =========   =========



                                                                            Subsidiary Guarantors
                                                                  ----------------------------------------
                                                                      Weekly    Compass-
                                                                      Reader    Learning                              WRC Media Inc.
                                                   WRC Media Inc.  Corporation     Inc.         ChildU   Eliminations Consolidated
                                                   --------------  -----------  ---------     ---------  ------------ --------------
                                                                              (In thousands)
Statements of operations for the three months
ended March 31, 2004

Revenue, net                                                 $ -      $ 34,428    $  6,669      $  1,663          $ -      $ 42,760
Operating costs and expenses                               1,044        29,822      10,202         2,720            -        43,788
Interest expense, net                                     11,839        12,713           -             -      (10,129)       14,423
Other (income) expense                                       253            (3)          -             -            -           250
Provision for income taxes                                   399           143          35             -            -           577
                                                        --------      --------    --------      --------     --------      --------
Net loss                                                $(13,535)     $ (8,247)   $ (3,568)     $ (1,057)    $ 10,129      $(16,278)
                                                        ========      ========    ========      ========     ========      ========

Cash flow for the three months
ended March 31, 2004

Cash flow provided by (used in) operations              $     22      $(10,400)   $ (3,926)     $   (428)    $  4,845      $ (9,887)
Cash flow used in investing activities                         -          (119)       (120)         (118)           -          (357)
Cash flow provided by (used in) financing activities         (37)       15,468       4,046           552       (4,845)       15,184
Cash and cash equivalents at beginning of period             100         1,267           4            61            -         1,432
                                                        --------      --------    --------      --------     --------      --------
Cash and cash equivalents at end of period              $     85      $  6,216    $      4      $     67          $ -      $  6,372
                                                        ========      ========    ========      ========     ========      ========



                                                                            Subsidiary Guarantors
                                                                  ----------------------------------------
                                                                      Weekly    Compass-
                                                                      Reader    Learning    Non-guarantor             WRC Media Inc.
                                                   WRC Media Inc.  Corporation     Inc.      Subsidiary  Eliminations Consolidated
                                                   --------------  -----------  ---------     ---------  ------------ --------------
                                                                              (In thousands)
Statements of operations for the three months
ended March 31, 2003

Revenue, net                                                 $ -     $ 35,001     $ 11,246      $    973          $ -      $ 47,220
Operating costs and expenses                               1,524       28,092       12,006         1,361            -        42,983
Interest expense, net                                      5,212        6,822            -             -       (4,952)        7,082
Other (income) expense                                       237           (6)           -             -            -           231
Provision for income taxes                                   398          175           15             -            -           588
                                                        --------     --------     --------      --------     --------      --------
Net loss                                                $ (7,371)    $    (82)    $   (775)     $   (388)    $  4,952      $ (3,664)
                                                        ========     ========     ========      ========     ========      ========

Cash flow for the three months
ended March 31, 2003

Cash flow provided by (used in) operations              $   (537)    $(12,739)    $    709      $     23     $  4,843      $ (7,701)
Cash flow used in investing activities                         -         (105)        (515)         (386)           -        (1,006)
Cash flow provided by (used in) financing activities         318        7,493         (194)          367       (4,843)        3,141
Cash and cash equivalents at beginning of period           1,154        7,819            4           118            -         9,095
                                                        --------     --------     --------      --------     --------      --------
Cash and cash equivalents at end of period              $    935     $  2,468     $      4      $    122          $ -      $  3,529
                                                        ========     ========     ========      ========     ========      ========


13.  RELATED PARTY TRANSACTIONS

Management Agreements

In connection with the recapitalization of Weekly Reader and acquisition and CompassLearning, the Company entered into management agreements with its principal shareholder. In accordance with the management agreements, the shareholder provides to Weekly Reader and CompassLearning management consulting and advisory services. As a result, Weekly Reader and CompassLearning are obligated to pay to the shareholder annual aggregate management fees for services to both Weekly Reader and CompassLearning totaling $950 payable quarterly.

In addition, the Company will reimburse the principal shareholder for reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services. During the three-month periods ended March 31, 2003 and 2004, the Company recognized general and administrative expense of $238 for management fees. At March 31, 2004, other accrued liabilities includes approximately $888 of accrued management fees.

14.  PENSION BENEFITS

The following table provides components of net periodic benefit cost for the Company's defined benefit pension plan for the three-months ended March 31, 2003 and 2004:

                                               Pension Benefits
                                               ----------------
                                                2003       2004
                                               -----      -----
Service cost                                   $ 229      $ 225
Interest Cost                                    221        238
Expected return on plan assets                  (169)      (242)
Amortization of net loss                          74         42
                                               -----      -----
Net periodic benefit cost                      $ 355      $ 263
                                               =====      =====


15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                    Three-Months Ended March 31,
                                                    ----------------------------
                                                       2003            2004
                                                      ------          --------
Cash paid during the period for interest              $2,053          $2,676
Cash paid during the period for income taxes          $   88          $  114

Non-cash financing activities:
Preferred stock dividends accrued                     $5,284          $6,150 (1)
Accretion of preferred stock                          $  235          $  238

(1) During the quarter ended March 31, 2004, $5,164 of such preferred stock dividends have been recorded as interest expense in the statement of operations, resulting from the Company's adoption of SFAS 150 effective January 1, 2004.

16.  RESTATEMENT

In connection with the audit of the Company's 2003 consolidated financial statements, management has restated its financial statements for the years ended December 31, 2002 and 2001 because it had incorrectly accounted for certain transactions.

As a result, the Company has restated its condensed consolidated financial statements for the three-months ended March 31, 2003. After giving effect to the restatement described below, the Company believes it was in compliance with the financial covenants in its credit facility for the reporting period ended March 31, 2003.

Described below are the matters for which the Company has restated its condensed consolidated financial statements for three-months ended March 31, 2003.

     o Software and Services Sale. In December 2002, the Company recorded a $1,860 receivable of revenue from the sale of educational software and services to a school district. Of this amount, $1,169 was recognized as revenue during the fiscal quarter ended December 31, 2002, and $691 was recorded as a deferred revenue liability as of December 31, 2002. Accrued sales commissions of $342 also were recorded. In the first quarter of 2003, this $1,169 of revenue previously recognized in December 2002 was offset by recording a bad debt reserve of $920 and by retaining an excess of $250 in the Company's allowance for doubtful accounts, which excess amount would have otherwise been reversed. The Company has concluded that the sale did not meet the criteria under GAAP for revenue recognition for the year ended December 31, 2002, and that it incorrectly recorded the related bad debt reserve and retained the excess allowance for doubtful accounts in 2003. The Company has corrected these errors by reversing these transactions. The net effect for the three-months ended March 31, 2003 was to decrease net loss by approximately $920. In addition, total assets increased by approximately $920 as of March 31, 2003.

     o ChildU Goodwill Reduction. The Company's subsidiary, ChildU, Inc., was acquired in 2001. In connection with such acquisition, the Company issued shares of its common stock to the holders of notes issued by ChildU. The Company has determined that the value assigned to these shares when the Company recorded the purchase price for this acquisition in its historical financial statements for 2001 exceeded the fair market value of these shares. Accordingly, the Company has restated its financial statements to record correctly the fair market value of these shares, which had the effect of reducing the purchase price for ChildU, goodwill and additional paid-in capital, by approximately $3,419 as of December 31, 2001. In addition, the Company allocated the entire purchase price to goodwill, and had assigned that goodwill an estimated life of 40 years. The asset acquired was software technology and not goodwill. The Company has restated its financial statements to record the software technology and to amortize such acquired technology over its estimated useful life of five years, which had the effect of increasing net loss by $418, and increasing intangibles amortization expense by $418 in the three-months ended March 31, 2003.

Following the determination to restate the Company's financial statements for matters described above, the Company also determined that it would correct for certain errors made in the application of GAAP that had not previously been corrected because in each such case it believed that the amount of any such error was not material to its condensed consolidated financial statements. These matters are described below.

     o Distributor Sales. Historically the Company recognized revenue under a distribution contract between its subsidiary, World Almanac Education Group, and a distributor at the time that the Company shipped its products to the distributor rather than at the time those products were resold by the distributor. The Company also recorded distribution fees under this contract as operating costs and expenses, based on its understanding of the distribution contract. The Company has determined to recognize revenue only at the time the distributor ships these products to its customer. The Company has restated its financial statements which decreased its net loss and increased net assets by $169 for the three-months ended March 31, 2003.

     o Rent. The Company has two leases that have "free rent" incentives at the commencement of the leases and also contain rent escalation clauses (which clauses provide for rent increases over time) for which it was required under GAAP to record the average rent expense ratably over the lease term. In its historical 2001 financial statements, however, the Company recorded the rent expense from these leases as it was paid. In its historical 2002 financial statements, the Company began correctly recording the average rent expense for these leases, but it calculated the average rent using the remainder of the lease term instead of the entire lease term. The Company has restated its financial statements to correct these errors, which had the net effect of decreasing its net loss by $158 and decreasing liabilities by $158 for the three-months ended March 31, 2003.

     o Other. The Company also made an adjustment relating to the amortization period for certain capitalized pre-publication costs which had the effect of increasing net loss by $105 for the three-months ended March 31, 2003 and it reclassified $465 of software development amortization from amortization of intangibles to cost of goods sold in the condensed consolidated statement of operations for the three-months ended March 31, 2003.

Summarized below are the significant effects of the restatement of the Company's condensed consolidated statement of operations for the three-months ended March 31, 2003.


                                                                                  March 31, 2003
                                                             ---------------------------------------------------------
                                                                    As Previously
                                                                      Reported                    As Restated
                                                             --------------------------     --------------------------
Statement of Operations, for the three-months ended
   Revenue, net                                                    $     46,977                  $     47,220
   Gross profit                                                          34,243                        33,947
   Operating costs and expenses                                          30,730                        29,710
   Income from operations                                                 3,513                         4,237
   Net loss                                                        $     (4,388)                 $     (3,664)


                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)


                                                                      December 31,  March 31,
                                                                         2003*        2004**
                                                                      ------------  ---------
ASSETS
Current Assets:

     Cash                                                             $   1,267      $   6,216
     Accounts receivable (net of allowance for doubtful accounts
     and sales returns of $2,179 and $2,205, respectively.)              20,880         19,387
     Inventories, net                                                    15,890         14,476
     Due from related party                                              11,502         29,892
     Prepaid expenses                                                     2,882          2,600
     Other current assets                                                 1,889          1,211
                                                                      ---------      ---------

       Total current assets                                              54,310         73,782

Property and equipment, net                                               4,399          4,131
Goodwill                                                                 35,018         35,018
Deferred financing costs, net                                               512              -
Other intangible assets, net                                             14,377         13,358
Other assets                                                             30,263         32,464
                                                                      ---------      ---------

       Total assets                                                   $ 138,879      $ 158,753
                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                 $  15,446      $  12,372
     Deferred revenue                                                    17,565         12,307
     Accrued expenses and other current liabilities                      15,365         12,516
     Current portion of long-term debt                                    8,477              -
                                                                      ---------      ---------

       Total current liabilities                                         56,853         37,195

Deferred tax liability                                                    2,640          2,800
15% Series B mandatorily redeemable preferred stock,
including accrued dividends and accretion of warrant value
(5,701,360 shares outstanding)
(Liquidation preference of $142,866)                                          -        142,866
Long-term debt                                                          262,925        292,844
                                                                      ---------      ---------
       Total liabilities                                                322,418        475,705
                                                                      ---------      ---------

Commitments and contingencies
15% Series B mandatorily redeemable preferred stock,
including accrued dividends and accretion of warrant value
(5,508,000 shares outstanding)                                          137,702              -

Stockholders' deficit:
     Common stock, ($.01 par value, 20,000,000 shares authorized;
     2,830,000 shares outstanding in 2003 and 2004)                          28             28
     Additional paid-in capital                                           9,133          9,133
     Due from parent                                                    (59,028)       (46,492)
     Accumulated other comprehensive loss                                (1,899)        (1,899)
     Accumulated deficit                                               (269,475)      (277,722)
                                                                      ---------      ---------

       Total stockholders' deficit                                     (321,241)      (316,952)
                                                                      ---------      ---------

       Total liabilities and stockholders' deficit                    $ 138,879      $ 158,753
                                                                      =========      =========
*  Condensed from audited financial statements.
** Unaudited.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)
                             (Amounts in thousands)

                                                     2003          2004
                                                 -------------   --------
                                                 (As Restated
                                                  See Note 14)

Revenue, net                                       $ 35,001      $ 34,428

Cost of goods sold                                    8,439         8,501
                                                   --------      --------

Gross profit                                         26,562        25,927
                                                   --------      --------

Costs and expenses:
     Sales and marketing                              6,327         7,025
     Distribution, circulation and fulfillment        3,510         3,552
     Editorial                                        2,579         2,873
     General and administrative                       4,439         5,065
     Restructuring costs                                  -             1
     Depreciation                                       439           387
     Amortization of intangible assets                2,359         2,418
                                                   --------      --------

     Total operating costs and expenses              19,653        21,321
                                                   --------      --------

Income from operations                                6,909         4,606

Other income (expense) :
Interest expense, including amortization
of deferred financing costs                          (6,822)      (12,713)
Other income (expense), net                               6             3
                                                   --------      --------

Income (loss) before income tax provision                93        (8,104)

Income tax provision                                    175           143
                                                   --------      --------

Net loss                                           $    (82)     $ (8,247)
                                                   ========      ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                   2003          2004
                                                                                -------------  ---------
                                                                                (As Restated
                                                                                See Note 14)
Cash flows from operating activities:

Net loss                                                                        $     (82)     $  (8,247)

Adjustments to reconcile net loss to net cash used in operating activities:
     Deferred income tax provision                                                    160            160
     Depreciation and amortization                                                  2,798          2,805
     Accretion of manditorily redeemable preferred stock dividends                      -          5,164
     Accretion of debt discount                                                       107            120
     Amortization of deferred financing costs                                          45            512
Changes in operating assets and liabilities:
     Accounts receivable                                                            2,262          1,493
     Inventories                                                                      994          1,414
     Prepaid expenses and other current assets                                       (853)           960
     Other non-current assets                                                      (4,638)        (3,601)
     Accounts payable                                                              (5,160)        (3,074)
     Deferred revenue                                                              (6,513)        (5,258)
     Accrued liabilities                                                           (1,859)        (2,848)
                                                                                ---------      ---------

Net cash used in operating activities                                             (12,739)       (10,400)
                                                                                ---------      ---------

Cash flows from investing activities:
     Purchases of property and equipment                                             (109)          (119)
     Proceeds from the disposition of property and equipment                            4              -
                                                                                ---------      ---------

Net cash used in investing activities                                                (105)          (119)
                                                                                ---------      ---------

Cash flows from financing activities:
     Proceeds from revolving line of credit                                         7,000         18,000
     Repayments of borrowings under revolving line of credit                       (2,000)       (23,000)
     Repayment of senior bank debt                                                 (1,834)      (118,678)
     Proceeds from issuance of long term debt                                           -        145,000
     Decrease in due from parent, net                                               5,865         12,536
     Increase in due from related party                                            (1,538)       (18,390)
                                                                                ---------      ---------

Net cash provided by financing activities                                           7,493         15,468
                                                                                ---------      ---------

(Decrease) increase in cash and cash equivalents                                   (5,351)         4,949

Cash and cash equivalents, beginning of period                                      7,819          1,267
                                                                                ---------      ---------

Cash and cash equivalents, end of period                                        $   2,468      $   6,216
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


1.  DESCRIPTION OF BUSINESS

The condensed consolidated financial statements of Weekly Reader Corporation ("WRC") include the accounts of WRC and its subsidiary, Lifetime Learning System, Inc. ("Lifetime Learning"), World Almanac Education Group ("WAE") and its subsidiaries, Funk & Wagnalls Yearbook Corporation and Gareth Stevens, Inc. ("Gareth Stevens"), and American Guidance Service, Inc. and its subsidiaries, AGS International Sales, Inc. and Lindy Acquisition Co., LLC (all are collectively referred to as "Weekly Reader" or the "Company"). At December 31, 2003 and March 31, 2004, WRC Media Inc. (the "Parent") owns 94.9% and PRIMEDIA, Inc. owns 5.1% of the common stock of Weekly Reader. On May 9, 2001 American Guidance acquired through a subsidiary all of the operating assets of Lindy Enterprises, Inc. ("Lindy") for approximately $7,500. The transaction was accounted for as an asset purchase. Lindy develops curriculum-based skills assessment and test preparation products that correlate to national and state curriculum.

2.  BASIS OF PRESENTATION

Under the terms of the indenture relating to the Company's 12 3/4% Senior Subordinated Notes due 2009 (the "Notes"), the Company is required to furnish "all quarterly and annual financial information that would be required to be contained in a filing with the Securities and Exchange Commission (the `SEC') on Forms 10-Q and 10-K if the Company were required to file such forms, including a `Management's Discussion and Analysis of Financial Condition and Results of Operations' and, with respect to the annual information only, a report thereon by the Company's certified independent accountants. . ." in each case within the time periods specified in the SEC's rules and regulations.

The Company has restated its previously issued financial statements as of and for the year ended December 31, 2001. Because the originally issued 2001 financial statements were audited by Arthur Andersen LLP, an audit firm that has ceased operations, the restated financial statements for 2001 are unaudited at this time pending a reaudit which is not yet complete. The Company believes that upon furnishing its audited 2003 financial statements to the noteholders and filing such statements with the SEC on its Form 8-K dated March 31, 2004, it was in compliance with the indenture's information requirements. There is no assurance, however, that the trustee or noteholders will not claim that the Company is in breach of the indenture's information requirements, or that after any such claim is made and the applicable cure period has expired, the trustee or the noteholders will not send a notice to accelerate repayment of the Notes.

If the reaudit of the Company's 2001 financial statements is completed and a report thereon issued by its independent auditors as required by the indenture prior to any claim of breach being made, the potential for such a claim would be eliminated. If a breach of the information requirements of the indenture were to be claimed and the trustee or holders of at least 25% of the aggregate principal amount of the Notes were to provide written notice of such breach, the Company would vigorously defend against any such claim. Even if the claim of breach were to prevail, the Company would have 60 days from the date of written notice of such claim of breach to cure the breach and avoid an event of default under the indenture. If the reaudit of the Company's 2001 financial statements is completed and a report thereon issued by its independent auditors as required by the indenture prior to the end of the 60 day cure period, the right to accelerate the Notes or indebtedness under the credit facility as a result of the alleged breach of the indenture's information requirements would be eliminated. The Company has engaged its independent auditors to perform a reaudit of the 2001 financial statements and expects to be able to provide its auditors with the information necessary for them to complete their audit prior to the end of the cure period, if any claim of breach of the indenture's information requirements is made.

While the Company is diligently working to provide such information, there is no assurance that the Company will be able to provide the information necessary to complete the reaudit or that the reaudit of the 2001 financial statements will be completed and a report thereon issued by the Company's certified independent accountants as required by the indenture. If the trustee or holders representing at least 25% of the aggregate principal amount of the Notes claim that the Company will be in breach of the indenture, the Company is not successful in defending against such claim of breach and such breach is not cured within the cure period, there would be an event of default under the indenture, and the trustee or holders of at least 25% of the aggregate principal amount of the Notes would have the right to accelerate payment of the Notes, and the holders of indebtedness under the Company's credit facility also would have the right to accelerate payment thereunder. If any such acceleration occurred, the Company would not be able to repay the amounts due and such acceleration would have a material adverse effect on the Company's consolidated financial condition and liquidity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying condensed consolidated financial statements of the Company as of March 31, 2004 and for the three-month periods ended March 31, 2003 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

These condensed consolidated financial statements should be read in conjunction with Weekly Reader Corporation and Subsidiaries annual financial statements and related notes thereto for the year ended December 31, 2003 included in the Company's Form 8-K dated March 31, 2004. The operating results for the three-month periods ended March 31, 2003 and 2004 are not necessarily indicative of the results that may be expected for a full year.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that is the primary beneficiary of the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The adoption of FIN 46R effective March 31, 2004 did not have a significant impact on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a significant impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company beginning January 1, 2004. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of this statement required the Company to reclassify its 15% Series B Redeemable Preferred Stock from the mezzanine section of the balance sheet to long-term liabilities at March 31, 2004. Effective January 1, 2004 dividend payments for the 15% Series B Redeemable Preferred Stock ("Series B Preferred") are recorded as interest expense in the consolidated statement of operations. The adoption of this statement did not result in any adjustment to the book value of its Series B Preferred as of January 1, 2004 as book value approximated fair value at January 1, 2004. For the three-months ended March 31, 2004 the Company recognized $5,164 of accrued dividends on Series B Preferred as interest expense. Interest expense for the three-months ended March 31, 2004 also includes amortization of deferred financing costs related to the Series B Preferred in the amount of $30.

4.  RESTRUCTURING AND OTHER NON-RECURRING EXPENSES

During the three-months ended March 31, 2004, the Company reviewed its restructuring reserve established in 2002 and adjusted the reserve by $1 due to updating the assumptions used in determining the fair value of the remaining lease obligations associated with facilities vacated during 2002.

The restructuring reserve totaling approximately $976 at March 31, 2004 is expected to be paid as follows: remaining nine months of 2004 - $152 and 2005 and beyond - $824 and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Components of the Company's restructuring plan initiated in the fourth quarter of 2002 are shown in the following table:


                                         Balance at
                                        December 31,     Additional                        Balance at
                                            2003         Adjustments     Amounts Paid    March 31, 2004
                                        ------------     -----------     ------------    --------------
Severance and other benefits             $          20    $        -      $      (20)     $           -
Lease terminations                                 988             1             (13)               976
                                         -------------    ----------      ----------      -------------
Total                                    $       1,008    $        1      $      (33)     $         976
                                         =============    ==========      ==========      =============

5.  DEBT

On March 29, 2004, the Company refinanced all of its term loans under its Senior Bank Credit Facilities (the "First-Lien Facility") with a $145,000 senior, second-priority lien secured financing that was provided to the Company pursuant to a term loan facility (the "Second-Lien Facility"). The proceeds of the Second-Lien Facility were used (i) to refinance in full all term loans outstanding under the First-Lien Facility, (ii) to pay fees and expenses related to the Second-Lien Facility and all transactions contemplated in connection therewith and (iii) for general corporate purposes of the Company.

All payment obligations under the Second-Lien Facility are secured by a second-priority lien on the collateral securing the First-Lien Facility; provided that all obligations under the Second-Lien Facility will rank equally in right of payment with all payment obligations under the First-Lien Facility and will not otherwise be subordinated in any respect to the First-Lien Facility. The final maturity of the Second-Lien Facility will be March 29, 2009. At the Company's option, the loans will bear interest at either the Administrative Agent's (i) alternate base rate ("base rate loans") or (ii) reserve-adjusted LIBO rate ("LIBO rate loans") plus, in each case, the "Applicable Margin" (as defined). "Applicable Margin" means, with respect to (i) Base Rate Loans, a rate of 4.00% per annum and (ii) LIBO Rate Loans, a rate of 5.00% per annum.

The Second-Lien Facility is subject to mandatory prepayment with:

     o    the proceeds of the incurrence of certain indebtedness

     o    the proceeds of certain asset sales or other dispositions

     o    a change in control

     o annually, 50% of the Company's excess cash flow (as defined) from the prior year.

The Second-Lien Facility provide for certain restrictions, including restrictions on asset sales, dividend payments, additional indebtedness payments for restricted investments. In addition, the Second-Lien Facility provides for the maintenance of a financial covenant, a maximum ratio (the "Senior Leverage Ratio") of Senior Secured Debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.25:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio shall not exceed 4.50:1.00, in each case to be tested on the last day of each fiscal quarter and computed for WRC Media (as defined within the agreement) and its consolidated subsidiaries. In connection with entering into the Second-Lien Facility, the Company entered into an amendment and restatement of its First-Lien Facility, which now consists solely of a $30,000 revolving credit facility.

The First-Lien Facility, as amended and restated, has a maturity of December 29, 2008, and has one financial covenant, a Senior Leverage Ratio of senior secured debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.00:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio may not exceed 4.25:1.00, in each case to be tested on the last day of the fiscal quarter and computed for the Company and its consolidated subsidiaries. Interest on revolving loan borrowings under the First-Lien Facility bear interest at a rate per annum equal to the LIBO rate as defined in the First-Lien Facility plus 3.5% or the alternate base rate as defined in the First-Lien Facility plus 2.5%.

As a result of the refinancing, the Company wrote-off the remaining balances of deferred financing costs associated with the First Lien Facility of approximately $467. These costs are included in interest expense, including amortization of deferred financing costs on the condensed consolidated statement of operations for the three-months ended March 31, 2004.

In connection with the refinancing the Company incurred costs and expenses, primarily investment banking and legal fees, of approximately $6,138. These amounts have been recorded as deferred financing fees at March 31, 2004 and will be amortized over the term of the Second Lien Facility using the effective interest method.

At March 31, 2004, there were no outstanding advances under the Company's $30,000 revolving credit facility, which bears interest at approximately 4.6% for Eurodollar rate advances and 6.4% for base rate advances as of March 31, 2004. The Company has stand-by letters of credit, renewable annually, in the amount of $2,050 of which $2,000 serves as security for a real estate lease entered into by the Company and $50 serves as security for certain surety bonds issued on behalf of the Company. While these letters of credit are in effect, the Company's available borrowing under the revolving credit facility is reduced by $2,050.

6.  FINANCIAL INSTRUMENTS

Pursuant to the terms of the First and Second-Lien Credit Agreements, the Company is required to enter into or maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount that, when taken together with the aggregate principal amount of the Company's Total Debt subject to a fixed interest rate, is at least equal to at least 50% of the aggregate principal amount of all Total Debt. On November 15, 2003, the Company entered into a one year interest rate cap agreement with a notional principal of $61,000, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks the contract to market at the end of each period. The fair value of the interest rate cap at March 31, 2004 is de-minimus.

7.  INVENTORIES

Inventories are comprised of the following:


                                                                December 31,        March 31,
                                                                    2003              2004
                                                               -------------       ----------
     Finished goods                                            $      19,090       $   17,995
     Raw materials                                                        37               24
     Less - impaired, excess and obsolete inventory                   (3,237)          (3,543)
                                                               -------------       ----------
     Inventory, net                                            $      15,890       $   14,476
                                                               =============       ==========


8.  GOODWILL AND TRADEMARKS

At December 31, 2003 and March 31, 2004, Goodwill and indefinite lived intangibles are as follows:

                                                December 31,           March 31,
                                                    2003                 2004
                                                    ----                 ----

Goodwill                                         $    35,018         $   35,018
Long Lived Assets - Trademarks                         9,955              9,955
                                                 -----------         ----------
                                                 $    44,973         $   44,973
                                                 ===========         ==========


There were no changes to goodwill and indefinite lived intangibles during the three-months ended March 31, 2004.

WRC recorded non-cash deferred income tax expense of $160 during the three-months ended March 31, 2003 and 2004, for taxable temporary differences that will not reverse prior to expiration of the Company's net operating loss carryforward periods. Book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002 upon the Company's adoption of SFAS No. 142, however, WRC will continue to amortize these assets for tax purposes. As a result, WRC will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of WRC's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record an additional $480 to increase the valuation allowance during 2004.

9.  OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the WRC's intangible assets other than goodwill and indefinite lived intangible assets are as follows:


                                       December 31, 2003                           March 31, 2004
                                ------------------------------------     ------------------------------------
                                            Accumulated                              Accumulated
                  Useful Lives    Gross     Amortization       Net        Gross      Amortization       Net
                  ------------  --------    ------------    --------     --------    ------------    --------
Customer Lists      7-9 yrs     $ 36,748      $(34,755)     $  1,993     $ 36,748      $(34,900)     $  1,848
Copyrights          8 yrs         17,520       (16,806)          714       17,520       (17,341)          179
Product Titles      7 yrs         22,400       (20,685)        1,715       22,400       (21,024)        1,376
                                --------      --------      --------     --------      --------      --------
          Total                 $ 76,668      $(72,246)     $  4,422     $ 76,668      $(73,265)     $  3,403
                                ========      ========      ========     ========      ========      ========


For trademarks not subject to amortization, which is included in other intangible assets, the total carrying amount was $9,955 as of December 31, 2003 and March 31, 2004.

Amortization of intangibles for the three-months ended March 31, 2003 and 2004 was $1,156 and $1,019, respectively, and is included in amortization of goodwill and intangible assets on the condensed consolidated statement of operations. The estimated amortization expense for intangible assets still subject to amortization for the next five years is as follows:

Remaining nine months ended 2004    .......................    $   1,493
Year ended 2005                     .......................    $   1,009
Year ended 2006                     .......................    $     398
Year ended 2007                     .......................    $     261
Year ended 2008                     .......................    $     242

10.  COMMITMENTS AND CONTINGENCIES

The Company is a party to litigation arising in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on its results of operations and financial position, if any, for the disposition of these matters, will not be material.

The SEC is conducting a preliminary inquiry concerning the Company. The SEC has requested that the Company voluntarily provide the SEC with various documents and information, and that certain officers of the Company voluntarily give testimony. The Company is cooperating fully with the SEC inquiry, and has provided all documents, information and testimony requested by the SEC. The Company cannot predict the final outcome of this inquiry at this time.

11.  RELATED PARTY TRANSACTIONS

In connection with its recapitalization, the Company entered into a management agreement with WRC Media's principal shareholder. In accordance with the management agreement, the shareholder provides Weekly Reader management consulting and advisory services. As a result, the Company is obligated to pay to the shareholder annual aggregate management fees for services totaling $800 payable quarterly.

In addition, the Company will reimburse the principal shareholder for reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services. During the three-month periods ended March 31, 2003 and 2004, the Company recognized general and administrative expense of $200 for management fees.

12.  PENSION BENEFITS

The following table provides components of net periodic benefit cost for the Company's defined benefit pension plan for the three-months ended March 31, 2003 and 2004:

                                             Pension Benefits
                                      -----------------------------
                                       2003                    2004
                                      ------                  ------
Service cost                          $  229                  $  225
Interest Cost                            221                     238
Expected return on plan assets          (169)                   (242)
Amortization of net loss                  74                      42
                                      ------                  ------
Net periodic benefit cost             $  355                  $  263
                                      ======                  ======

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                   Three-Months Ended March 31,
                                                   ---------------------------
                                                      2003              2004
                                                      ----              ----
Cash paid during the period for interest           $  2,053             $ 2,676
Cash paid during the period for income taxes       $     15             $    20

Non-cash financing activity:
Preferred stock dividends accrued                  $  4,457             $ 5,164 (1)


(1) During the quarter ended March 31, 2004, $5,164 of such preferred stock dividends have been recorded as interest expense in the statement of operations, resulting from the Company's adoption of SFAS 150 effective January 1, 2004.

14.  RESTATEMENT

In connection with the audit of the Company's 2003 consolidated financial statements, management has restated its financial statements for the years ended December 31, 2002 and 2001 because it had incorrectly accounted for certain tranactions.

As a result, the Company has restated the condensed consolidated financial statements for the three-months ended March 31, 2003. After giving effect to the restatement described below, the Company believes it was in compliance with the financial covenants in its credit facility for the reporting period ended March 31, 2003.

Described below are the matters for which the Company has restated its condensed consolidated statement of operations for the three-months ended March 31, 2003.

     o Distributor Sales. Historically the Company recognized revenue under a distribution contract between its subsidiary, World Almanac Education Group, and a distributor at the time that the Company shipped its products to the distributor rather than at the time those products were resold by the distributor. The Company also recorded distribution fees under this contract as operating costs and expenses, based on its understanding of the distribution contract. The Company has determined to recognize revenue only at the time the distributor ships these products to its customer. The Company has restated its financial statements which decreased its net loss and increased net assets by $169 for the three-months ended March 31, 2003.

     o Rent. The Company has two leases that have "free rent" incentives at the commencement of the leases and also contain rent escalation clauses (which clauses provide for rent increases over time) for which it was required under GAAP to record the average rent expense ratably over the lease term. In its historical 2001 financial statements, however, the Company recorded the rent expense from these leases as it was paid. In its historical 2002 financial statements, the Company began correctly recording the average rent expense for these leases, but it calculated the average rent using the remainder of the lease term instead of the entire lease term. The Company restated its financial statements to correct these errors. The Company has restated its financial statements to correct these errors, with the net effect being to decrease its net loss by $158 and decrease liabilities by $158 for the three-months ended March 31, 2003.

     o Other. The Company also made an adjustment relating to the amortization period for certain capitalized pre-publication costs which had the effect of increasing net loss by $105 for the three-months ended March 31, 2003.

Summarized below are the significant effects of the restatement of the Company's condensed consolidated statement of operations for the three-months ended March 31, 2003.


                                                                             March 31, 2003
                                                                     -------------------------------
                                                                     As Previously
                                                                        Reported         As Restated
                                                                        --------         -----------
Statement of Operations, for the three-months ended
   Revenue, net                                                      $    34,758        $     35,001
   Gross profit                                                           26,393              26,562
   Operating costs and expenses                                           19,706              19,653
   Income from operations                                                  6,687               6,909
   Net loss                                                          $      (304)        $       (82)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operation set forth in this Item 2 has been revised to reflect the restatement of the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2003. For a discussion of the restatement adjustments, see "Item 1. Condensed Consolidated Financial Statements -WRC Media Inc. and Subsidiaries--Note 16. Restatement" and "Item 1. Condensed Consolidated Financial Statements - Weekly Reader Corporation and Subsidiaries - Note 14. Restatement."

The following discussion is intended to assist in understanding the financial condition as of March 31, 2004 of WRC Media Inc. ("WRC Media") and its subsidiaries, and Weekly Reader Corporation and its subsidiaries, and their results of operations for the three-months ended March 31, 2003 and 2004. You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements of WRC Media and its subsidiaries and Weekly Reader Corporation and its subsidiaries ("Weekly Reader") attached to this discussion and analysis. Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries and their predecessor companies. This discussion and analysis contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including the Company's ability to continue to produce successful supplemental education material and software products; reductions in state and local funding for educational spending materials resulting, among other things, from increasing state budget deficits; uncertainty in the current operating environment which makes it difficult to forecast future results; and other risks and factors identified in this report and in the Company's Report on Form 8-K as filed with the Securities and Exchange Commission (the "SEC") dated March 31, 2004. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

Consolidated Results of Operations For the Three-Months Ended March 31, 2004-- WRC Media Inc. and Subsidiaries

The results of operations of WRC Media and its subsidiaries encompass the operations of Weekly Reader and its subsidiaries, including AGS and World Almanac, CompassLearning, and ChildU, Inc. ("ChildU"). The results of operations of WRC Media and its subsidiaries should be read together with the separate discussion of the results of operations of Weekly Reader.

In analyzing WRC Media's results for the three-months ended March 31, 2003 and 2004, the seasonal nature of WRC Media's business should be considered. As a result of seasonality, approximately 20% of WRC Media's publication and related service revenues usually occur in its first quarter, 20% in its second quarter, and 60% in the third and fourth quarters combined. However, unlike this revenue stream, many of WRC Media's expenses are incurred evenly throughout the year.

WRC Media analyzes its revenues, expenses and operating results on a percentage of net revenue basis. The following table sets forth, for the periods indicated, consolidated statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net revenue.



                                                                               Three months ended March 31,
                                                                          2003                              2004
                                                                --------------------------     -------------------------------
                                                                 Amount   % of Net Revenue      Amount       % of Net Revenue
                                                                -------   ----------------     --------      ----------------
                                                                                      (Dollars in millions)
Revenue, net                                                    $  47.2              100.0%    $  42.8              100.0%
Cost of goods sold                                                 13.3               28.2%       13.0               30.4%
                                                                  -----              -----       -----              -----
Gross profit                                                       33.9               71.8%       29.8               69.6%
Costs and expenses:
       Sales and marketing                                         11.5               24.4%       11.6               27.1%
       Research and development                                     0.7                1.5%        0.7                1.6%
       Distribution, circulation and fulfillment                    3.5                7.4%        3.5                8.2%
       Editorial                                                    2.6                5.5%        2.9                6.8%
       General and administrative                                   5.6               11.9%        7.1               16.6%
       Restructuring costs and other non-recurring expenses         0.5                1.1%        0.1                0.2%
       Depreciation                                                 0.6                1.3%        0.4                0.9%
       Amortization of intangible assets                            4.7               10.0%        4.5               10.5%
                                                                  -----              -----       -----              -----
       Total costs and expenses                                    29.7               62.9%       30.8               72.0%
                                                                  -----              -----       -----              -----

Income (loss) from operations                                       4.2                8.9%       (1.0)              (2.4%)
                                                                  -----              -----       -----              -----
Interest expense, including amortization
of deferred financing costs                                        (7.1)             (15.0%)     (14.4)             (33.6%)
Other income (expense), net                                        (0.2)              (0.4%)      (0.3)              (0.7%)
                                                                  -----              -----       -----              -----
Loss before income tax provision                                   (3.1)              (6.5%)     (15.7)             (36.7%)
Income tax provision                                                0.6                1.3%        0.6                1.4%
                                                                  -----              -----       -----              -----

Net loss                                                        $  (3.7)              (7.8%)   $ (16.3)             (38.1%)
                                                                  =====              =====       =====              =====

       Adjusted EBITDA (a)                                      $  10.5               22.2%    $   4.3               10.0%
                                                                  =====              =====       =====              =====



(a) Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $0.3 million and non-recurring costs of $0.2 million for the three-months ended March 31, 2003 and restructuring expenses of $0.1 million for the three-months ended March 31, 2004. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we evaluate and measure each business unit's performance based on their Adjusted EBITDA results. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Three-Months Ended March 31, 2004 Compared to Three-Months Ended March 31, 2003

Revenue, net. For the three-months ended March 31, 2004, net revenue decreased $4.4 million, or 9.3%, to $42.8 million from $47.2 million for the same period in 2003. This decrease was primarily due to a decrease in net revenue at CompassLearning of $4.5 million, or 40.2% to $6.7 million from $11.2 million from the same period in 2003 combined with a decrease in net revenue at Weekly Reader of $0.6 million, or 1.7%, to $34.4 million from $35.0 million for the same period in 2003. These revenue decreases were partially offset by an increase in net revenue at ChildU of $0.7 million, or 70% to $1.7 million from $1.0 million for the same period in 2003.

This increase in revenue was driven by greater revenue from ChildU's on-line software products.

For the three-months ended March 31, 2004, net revenue at CompassLearning decreased $4.5 million or 40.2% to $6.7 million from $11.2 million from the same period in 2003. This decrease was primarily due to a decrease in software revenue of $4.3 million, or 79.6%, to $1.1 million from $5.4 million, and a decrease in technical support revenue of $0.3 million, or 9.4%, to $2.9 million from $3.2 million from the same period in 2003. Together with ChildU, net revenue from sales of educational software product decreased $3.8 million or 59.4% to $2.6 million from $6.4 million from the same period in 2003. The software shortfall was primarily attributable to delayed purchasing decisions resulting from the weak education funding environment. The K-12 funding environment continues to be impacted by growing state budget deficits, which have been causing reductions in state and local educational spending, including spending for teachers, training and supplemental educational materials. Even though the economy appears to be on the road to recovery, state revenues appear to be lagging and the benefits have not yet been realized. While we believe WRC Media will benefit from the provisions in the Federal No Child Left Behind Act (the "NCLB Act"), most of the increase in Federal educational funding for the 2003-2004 school year was offset by lower state and local education funding for the same period. These cuts and delayed purchases have negatively affected our top-line net revenue and may continue to affect our top-line performance at least through the first half of fiscal year 2004. The uncertainty in the current operating environment makes it difficult to forecast future results.

The decrease in net revenue at Weekly Reader was primarily due to (1) a decrease in net revenue at World Almanac of $0.9 million, or 7.0% to $11.9 million from $12.8 million from the same period in 2003. This decrease was due to lower net revenue of $0.4 million or 77.0% at World Almanac Books that resulted from a timing difference related to consignment sales for the World Almanac and Book of Facts and the World Almanac for Kids, lower net revenue of $0.2 million or 3.2% at WAE Library Services as a result of the elimination of their Prospect catalog and lower net revenue of $0.2 million or 15.6%, at Funk and Wagnalls due to the attrition in their customer base; (2) a decrease in net revenue at Weekly Reader, not including World Almanac and AGS, of $0.4 million, or 3.8%, to $10.1 million from $10.5 million from the same period in 2003. This decrease was due to lower periodical net revenue of $0.6 million or 7.2%. The decline is primarily a result of a weak educational funding environment and competitive pressures in the school magazine market. This decrease at Weekly Reader was partially offset by increased net revenue at Lifetime Learning Systems, Inc., a subsidiary of Weekly Reader of $0.1 million or 5.5% related to increased custom publishing shipments and increased licensing net revenue at Weekly Reader of $0.1 million or 126.8% from the same period in 2003 as a result of increased on air March net revenue from exposure on the QVC channel. The revenue decreases at World Almanac and Weekly Reader were partially offset by (3) $0.7 million or 6.0% higher revenue at AGS. AGS revenue increased to $12.4 million for the three-months ended March 31, 2004 from $11.7 million from the same period in 2003. AGS Assessment net revenue increased by $1.0 million or 16.3% from the same period in 2003 as a result of: increases in net revenue of KABC II (Kaufman Assessment Battery for Children) of $0.5 million released in the first quarter of 2004; higher PPVT (Picture Peabody Vocabulary Test) revenue of $0.5 million due to large orders in the state of Florida, and higher revenue of GRADE (Group Reading Assessment & Diagnostic Evaluation) and GMADE (Group Math Assessment & Diagnostic Evaluation) of $0.2 million over the same period in 2003. These 4 assessment products combined were up $1.2 million or 169.2% over the same period in 2003. All other assessment products had reduced net revenue of $0.2 million or 5.0% over the same period in 2003. The overall increase in Assessment net revenue was partially offset by a decrease in curriculum net revenue $0.3 million or 4.9% due to a market driven decline in test prep of $0.4 million or 35.7% and a planned decline of $0.1 million or 14.4% in backlist net revenue partially offset by an increase in Textbooks/Worktexts of $0.2 or 4.3% driven by growth associated with the Algebra revision and a literature adoption in the State of Florida.

Gross profit. For the three-months ended March 31, 2004, gross profit decreased by $4.1 million or 12.1%, to $29.8 million from $33.9 million from the same period in 2003. This decrease was due to the revenue decrease discussed above. At CompassLearning gross profit decreased $4.1 million, or 62.1%, to $2.5 million from $6.6 million from the same period in 2003 driven by fixed cost of sales components applied to a lower revenue base and a low margin sale to the Los Angeles School District. Gross profit at CompassLearning as a percent of revenue decreased to 37.3% from 58.9% from the same period in 2003. At ChildU, gross profit increased $0.7 million, or 100% to $1.4 million from $0.7 million for the same period in 2003 due to the higher revenue discussed above. Gross profit at Weekly Reader decreased $0.7 million or 2.6% to $25.9 million from $26.6 million from the same period in 2003 primarily as a result of (1) a decrease in gross profit at World Almanac of $0.9 million, or 10.2%, to $7.9 million from $8.8 million from the same period in 2003. Gross profit at World Almanac as a percent of revenue decreased to 66.4% from 68.8% from the same period in 2003 due to a write off of inventory at WA Books and the impact of a discount offer at WAE Library Services that was not in effect for the same period in 2003; (2) a decrease in gross profit at Weekly Reader, not including AGS and World Almanac of $0.3 million, or 3.4%, to $8.5 million from $8.8 million from the same period in 2003 driven by the volume decrease described above. Gross profit as a percent of revenue increased slightly to 84.2% from 83.8% from the same period in 2003. The revenue decreases at World Almanac and Weekly Reader, not including AGS and World Almanac, were partially offset by (3) an increase in gross profit at AGS of $0.5 million, or 5.6% to $9.5 million from $9.0 million from the same period in 2003 driven by the AGS volume increase described above. Gross profit as a percent of revenue decreased slightly to 76.6% from 76.9% from the same period in 2003 as a result of change in revenue mix. Overall, WRC Media consolidated gross profit as a percent of revenue decreased to 69.6% from 71.8% from the same period in 2003 mainly due to the factors discussed above.

Costs and expenses. For the three-months ended March 31, 2004, operating costs and expenses increased by $1.1 million, or 3.7%, to $30.8 million from $29.7 million from the same period in 2003. Costs and expenses as a percentage of net revenue increased to 72.0% from 62.9% from the same period in 2003. This increase was primarily the result of: (i) $1.5 million or 26.8% increase in general and administrative expenses due to increases in legal, audit, tax and consulting professional fees primarily related to the previously disclosed SEC inquiry of $0.9 million; (ii) higher editorial expenses of $0.3 million or 11.5% due in part to testing expenditures at AGS associated with a high stakes test developed for the NY City Department of Education and at Weekly Reader as a result of amortizing prepaid editorial costs over the shorter period of time of when the related shipments occurred rather than over the entire school year. These higher expenses were partially offset by (iii) lower restructuring and non-recurring costs of $0.4 or 80.0%; (iv) lower depreciation costs of $0.2 million and (v) lower amortization of intangible assets of $0.2 million.

Income (loss) from operations. For the three-months ended March 31, 2004, income from operations decreased by $5.2 million, or 123.8%, to a loss of $1.0 million from income of $4.2 million from the same period in 2003. This decrease was primarily due to lower gross profit and the higher costs and expenses described above.

Interest expense, including amortization of deferred financing costs. For the three-months ended March 31, 2004, interest expense, including amortization of deferred financing costs, increased by $7.3 million, or 102.8%, to $14.4 million from $7.1 million for the same period in 2003 as a result of writing off deferred financing fees of $1.9 million attributable to the First-Lien Credit Facility that was refinanced in part by the Second-Lien Credit Facility, which closed on March 29, 2004. In addition, the adoption of SFAS 150 requires dividends on the 15% Series B Redeemable Preferred Stock to be recorded as interest expense in the condensed consolidated statement of operations for all periods starting January 1, 2004. The dividends on the 15% Series B Redeemable Preferred Stock for the three-months ended March 31, 2004 increased interest expense by $5.2 million. Interest expense as a percentage of net revenue increased to 33.6% from 15.0% for the same period in 2003.

Net loss. For the three-months ended March 31, 2004, net loss increased by $12.6 million, or 340.5%, to $16.3 million from $3.7 million for the same period in 2003. This increase in net loss was primarily attributable to the factors described above. Net loss as a percentage of net revenue increased to negative 38.1% from negative 7.8% for the same period in 2003.

Adjusted EBITDA. For the three-months ended March 31, 2004, Adjusted EBITDA decreased $6.2 million, or 59.0%, to $4.3 million from $10.5 million for the same period in 2003. This decrease was primarily attributable to the factors described above. Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs and other non-recurring expenses of $0.5 million for the three-months ended March 31, 2003 and restructuring costs of $0.1 million for the three-months ended March 31, 2004. Adjusted EBITDA is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we evaluate and measure each business unit's performance based on their Adjusted EBITDA results. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to net loss is as follows:

                                                     For the three months ended
                                                              March 31,
                                                     ---------------------------
Adjusted EBITDA reconciliation to Net Loss               2003           2004
                                                      ---------     ----------


   Net Loss                                           $ (3,664)     $(16,278)
   Depreciation and amortization of intangibles**        6,031         5,468
   Income taxes                                            588           577
   Interest expense                                      7,082        14,423
   Restructuring costs                                     288            65
   Non-recurring expenses                                  192             -
                                                      --------      --------
Adjusted EBITDA                                       $ 10,517      $  4,255
                                                      ========      ========

** Amount includes amortization of capitalized software costs of $724 and $513 for 2003 and 2004, respectively which are included in operating costs and expenses above.

Results of Operations for the Three-Months Ended March 31, 2004 -- Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.


                                                                      Three months ended March 31,
                                                                2003                                2004
                                                     --------------------------   -----------------------------
                                                      Amount   % of Net Revenue   Amount       % of Net Revenue
                                                     -------   ----------------   -------      ----------------
                                                                       (Dollars in millions)
Revenue, net                                         $  35.0            100.0%    $  34.4               100.0%
Cost of goods sold                                       8.4             24.0%        8.5                24.7%
                                                     -------            -----     -------               -----
Gross profit                                            26.6             76.0%       25.9                75.3%
Costs and expenses:
       Sales and marketing                               6.3             18.0%        7.0                20.4%
       Distribution, circulation and fulfillment         3.5             10.0%        3.5                10.2%
       Editorial                                         2.6              7.4%        2.9                 8.4%
       General and administrative                        4.5             12.9%        5.1                14.8%
       Depreciation                                      0.4              1.1%        0.4                 1.2%
       Amortization of intangible assets                 2.4              6.9%        2.4                 7.0%
                                                     -------            -----     -------               -----
       Total costs and expenses                         19.7             56.3%       21.3                61.9%
                                                     -------            -----     -------               -----

Income from operations                                   6.9             19.7%        4.6                13.4%

Interest expense                                        (6.8)           (19.4%)     (12.7)              (36.9%)
Other income (expense), net                              -                0.0%        -                   0.0%
                                                     -------            -----     -------               -----
Income (loss) before income tax provision                0.1              0.3%       (8.1)              (23.5%)
Income tax provision                                     0.2              0.6%        0.1                 0.3%
                                                     -------            -----     -------               -----

Net loss                                             $  (0.1)            (0.3%)   $  (8.2)              (23.8%)
                                                     =======            =====     =======               =====

       Adjusted EBITDA(a)                            $   9.7             27.7%    $   7.4                21.5%
                                                     =======            =====     =======               =====


(a) Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges for the three-months ended March 31, 2004. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we evaluate and measure each business unit's performance based on their Adjusted EBITDA results. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Three-Months Ended March 31, 2004 Compared to Three-Months Ended March 31, 2003

Revenue, net. For the three-months ended March 31, 2004, net revenue decreased $0.6 million, or 1.7%, to $34.4 million from $35.0 million for the same period in 2003. The decrease in net revenue at Weekly Reader was primarily due to (1) a decrease in net revenue at World Almanac of $0.9 million, or 7.0% to $11.9 million from $12.8 million from the same period in 2003. This decrease was due to lower net revenue of $0.4 million or 77.0% at World Almanac Books that resulted from a timing difference related to consignment sales for the World Almanac and Book of Facts and the World Almanac for Kids, lower net revenue of $0.2 million or 3.2% at WAE Library Services as a result of the elimination of their Prospect catalog and lower net revenue of $0.2 million or 15.6%, at Funk and Wagnalls due to the natural attrition of their customer base; (2) a decrease in net revenue at Weekly Reader, not including World Almanac and AGS, of $0.4 million, or 3.8%, to $10.1 million from $10.5 million from the same period in 2003. This decrease was due to lower periodical net revenue of $0.6 million or 7.2%. The decline is a result of a weak educational funding environment. This decrease at Weekly Reader was partially offset by increased net revenue at Lifetime Learning Systems, Inc., a subsidiary of Weekly Reader of $0.1 million or 5.5% related to increased custom publishing shipments and increased licensing net revenue at Weekly Reader of $0.1 million or 126.8% from the same period in 2003 as a result of increased March net revenue from the QVC channel. The revenue decreases at World Almanac and Weekly Reader were partially offset by
(3) $0.7 million or 6.0% higher net revenue at AGS. AGS revenue increased to $12.4 million for the three-months ended March 31, 2004 from $11.7 million from the same period in 2003. AGS assessment net revenue of $1.0 million or 16.3% from the same period in 2003 as a result of: increases in net revenue of KABC II (Kaufman Assessment Battery for Children) of $0.5 million released in the first quarter of 2004, higher PPVT (Picture Peabody Vocabulary Test) of $0.5 million due to large orders in the state of Florida, and higher revenue of GRADE (Group Reading Assessment & Diagnostic Evaluation) and GMADE (Group Math Assessment & Diagnostic Evaluation) of $0.2 million over the same period in 2003. These 4 assessment products combined were up $1.2 million or 169.2% over the same period in 2003. All other assessment products had reduced net revenue of $0.2 million or 5.0% over the same period in 2003. The increase in Assessment net revenue was partially offset by a decrease in curriculum net revenue $0.3 million or 4.9% due to a market driven decline in test prep of $0.4 million or 35.7% and a planned decline of $0.1 million or 14.4% in backlist net revenue partially offset by an increase in Textbooks/Worktexts of $0.2 or 4.3% driven by growth associated with the Algebra revision and a literature adoption in the State of Florida.

The K-12 funding environment continues to be impacted by growing state budget deficits, which have been causing reductions in state and local educational spending, including spending on supplemental educational materials. While we believe Weekly Reader Corporation will benefit from the provisions in the Federal No Child Left Behind Act (the "NCLB Act"), most of the increase in Federal educational funding in 2003 was offset by lower state and local education funding in 2003. Although we expect that Federal educational funding will increase in 2004 as a result of the NCLB Act, we do not believe this funding improvement will be sufficient to offset cuts in state and local education funding. These cuts and delayed purchases have negatively affected our top-line net revenue and may continue to affect our top-line performance at least through the first half of fiscal year 2004. The uncertainty in the current operating environment makes it difficult to forecast future results.

Gross profit. Gross profit at Weekly Reader decreased $0.7 million or 2.6% to $25.9 million from $26.6 million from the same period in 2003 primarily as a result of (1) a decrease in gross profit at World Almanac of $0.9 million, or 10.2%, to $7.9 million from $8.8 million from the same period in 2003. Gross profit at World Almanac as a percent of revenue decreased to 66.4% from 68.8% from the same period in 2003 due to a write off of inventory at WA Books and the impact of a discount offer at WAE Library Services that was not in effect for the same period in 2003; (2) a decrease in gross profit at Weekly Reader, not including AGS and World Almanac of $0.3 million, or 3.4%, to $8.5 million from $8.8 million from the same period in 2003 driven by the volume decrease described above. Gross profit as a percent of revenue decreased slightly to 84.2% from 83.8% from the same period in 2003. The revenue decreases at World Almanac and Weekly Reader, not including AGS and World Almanac, were partially offset by (3) an increase in gross profit at AGS of $0.5 million, or 5.6% to $9.5 million from $9.0 million from the same period in 2003 driven by the AGS volume increase described above. Gross profit as a percent of revenue decreased slightly to 76.6% from 76.9% from the same period in 2003, as a result of change in revenue mix. Overall, Weekly Reader consolidated gross profit as a percent of revenue decreased to 75.3% from 76.0% from the same period in 2003 due to the factors described above.

Costs and expenses. For the three-months ended March 31, 2004, operating costs and expenses increased by $1.6 million, or 8.1%, to $21.3 million from $19.7 million from the same period in 2003. Costs and expenses as a percentage of net revenue increased to 61.9% from 56.3% from the same period in 2003. This increase was primarily the result of: (i) $0.7 million or 11.1% increase in sales and marketing expenses due in to a sales reorganization and the timing of marketing initiatives related to product launches at AGS and to a change in amortizing new business promotion expenses at Weekly Reader, not including AGS or World Almanac (ii) $0.6 million or 13.3% increase in general and administrative expenses due to increases in legal, audit, tax and consulting professional fees; and (iii) higher editorial expenses of $0.3 million or 11.5% due in part to testing expenditures at AGS associated with a high stakes test developed for the NY City Department of Education and at Weekly Reader, not including AGS or World Almanac, as a result of amortizing prepaid editorial costs over the shorter period of time of when the related shipments occurred rather than over the entire school year.

Income from operations. For the three-months ended March 31, 2004, income from operations decreased by $2.3 million, or 33.3%, to $4.6 million from $6.9 million from the same period in 2003. This increase was primarily due to lower gross profit and the higher costs and expenses described above.

Interest expense. For the three-months ended March 31, 2004, interest expense, including amortization of deferred financing costs, increased by $5.9 million, or 86.8%, to $12.7 million from $6.8 million from the same period in 2003 as a result of writing off the deferred financing fees of $0.5 million attributable to the First-Lien Credit Facility that was replaced by the Second-Lien Credit Facility, which closed on March 29, 2004. In addition the adoption of SFAS 150 requires dividends on the 15% Series B Redeemable Preferred Stock to be recorded as interest expense in the condensed consolidated statement of operations for all periods starting after January 1, 2004. The dividends on the Series B Redeemable Preferred Stock for the three-months ended increased interest expense by $5.2 million. Interest expense as a percentage of net revenue increased to 36.9% from 19.4% for the same period in 2003.

Net loss. For the three-months ended March 31, 2004, net loss increased by $8.1 million, or 8100.0%, to $8.2 million from $0.1 million for the same period in 2003. This increase is primarily attributable to the factors described above. Net loss as a percentage of net revenue increased to negative 23.8% from negative 0.3% for the same period in 2003.

Adjusted EBITDA. For the three-months ended March 31, 2004, Adjusted EBITDA decreased $2.3 million, or 23.7%, to $7.4 million from $9.7 million for the same period in 2003. This decrease is primarily attributable to the factors described above. Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges. Adjusted EBITDA is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we evaluate and measure each business unit's performance based on their Adjusted EBITDA results. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to net loss is as follows:


                                                        For the three months ended March 31,
Adjusted EBITDA reconciliation to Net Loss                     2003                  2004
                                                             ---------             --------
      Net loss                                                $   (82)              $ (8,247)
      Depreciation and amortization of intangibles              2,798                  2,805
      Income taxes                                                175                    143
      Interest expense                                          6,822                 12,713
      Restructuring costs                                           -                      1
                                                              --------              ---------
Adjusted EBITDA                                               $ 9,713               $  7,415
                                                              ========              =========


LIQUIDITY AND CAPITAL RESOURCES

General

At March 31, 2004, WRC Media's sources of cash were its (1) operating subsidiaries, Weekly Reader Corporation, CompassLearning, Inc., and ChildU, Inc. and (2) a $30.0 million revolving credit facility. As of March 31, 2004, there were no outstanding advances under the revolving credit facility. Additionally, the Company has stand-by letters of credit, renewable annually, in the amount of $2.1 million, which serve as security for a real estate lease entered into by the Company and certain surety bonds issued on behalf of the Company. While these letters of credit are in effect, it reduces available borrowing capacity under the revolving credit facility by $2.1 million.

For the January through June time period, WRC Media and its subsidiaries usually experience negative cash flow due to the seasonality of its business. As a result of this business cycle, borrowings usually increase during the period January through June time period, and borrowings generally will be at its lowest point in the fourth quarter.

On March 29, 2004, we refinanced all of our term loans under our Senior Bank Credit Facilities (the "First-Lien Credit Facility") with a $145.0 million senior, second-priority lien secured financing that was provided to the Company pursuant to a term loan facility (the "Second-Lien Facility"). The proceeds of the Second-Lien Facility were used (i) to refinance in full all term loans outstanding under the First-Lien Facility, (ii) to pay fees and expenses related to the Second-Lien Facility and all transactions contemplated in connection therewith and (iii) for general corporate purposes of the Company.

All payment obligations under the Second-Lien Facility are secured by a second-priority lien on the collateral securing the First-Lien Facility; provided that all obligations under the Second-Lien Facility will rank equally in right of payment with all payment obligations under the First-Lien Facility and will not be subordinated in any respect to the First-Lien Facility. The final maturity of the Second-Lien Facility is March 29, 2009. At the Company's option, the loans will bear interest at either the Administrative Agent's (i) alternate base rate ("base rate loans") or (ii) reserve-adjusted LIBO rate ("LIBO rate loans") plus, in each case, the "Applicable Margin" (as defined). "Applicable Margin" means, with respect to (i) Base Rate Loans, a rate of 4.00% per annum and (ii) LIBO Rate Loans, a rate of 5.00% per annum.

The Second-Lien Facility has one financial covenant, a maximum ratio (the "Senior Leverage Ratio") of Senior Secured Debt to trailing four quarter EBITDA not to exceed 4.25:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio not exceed 4.50:1.00, in each case to be tested on the last day of each fiscal quarter and computed for the Company and its consolidated subsidiaries. We were in compliance with this financial covenant for the period ended March 31, 2004. The Company's senior leverage ratio was 3.25:1:00 for the period ended March 31, 2004.

In connection with entering into the Second-Lien Credit Facility, we entered into an amendment and restatement of our First-Lien Credit Facility, which now consists solely of a $30.0 million revolving credit facility. The cash available under our First-Lien Credit Facility, together with the cash from our operating subsidiaries, Weekly Reader Corporation, CompassLearning, Inc. and ChildU, Inc., is considered adequate for the Company's needs for the foreseeable future.

The First-Lien Credit Facility, as amended and restated, has a maturity of December 29, 2008, and has one financial covenant, a Senior Leverage Ratio of senior secured debt to trailing four quarter EBITDA not to exceed 4.00:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio may not exceed 4.25:1.00, in each case to be tested on the last day of the fiscal quarter and computed for the Company and its consolidated subsidiaries. We were in compliance with this financial covenant for the period ended March 31, 2004. As discussed above, the Company's senior leverage ratio was 3.25:1:0 for the period ended March 31, 2004. Interest on revolving loan borrowings under the First-Lien Credit Facility will bear interest at a rate per annum equal to the LIBO rate as defined in the First-Lien Credit Facility plus 3.5% or the alternate base rate as defined in the First-Lien Credit Facility plus 2.5%.

The credit agreement for our First-Lien Credit Facility is secured by liens on substantially all of our assets, and the credit agreement for our Second-Lien Credit Facility is secured by second-priority liens on all the assets securing the First-Lien Facility.

Under the terms of the indenture for our 12 3/4% Senior Subordinated Notes due 2009 (the "Notes"), we are required to furnish "all quarterly and annual financial information that would be required to be contained in a filing with the Securities and Exchange Commission (the "SEC") on Forms 10-Q and 10-K if the Company were required to file such forms, including a `Management's Discussion and Analysis of Financial Condition and Results of Operations' and, with respect to the annual information only, a report thereon by the Company's certified independent accountants. . ." in each case within the time periods specified in the SEC's rules and regulations. Because our 2001 financial statements were audited by Arthur Andersen LLP, an audit firm that has ceased operations, the restatement of our 2001 financial statements requires a reaudit of such financial statements. The reaudit of our 2001 financial statements has not been completed at this time. We believe that upon furnishing our audited 2003 financial statements to the holders of our Notes and filing such statements with the SEC, we were in compliance with the information requirements of the indenture for our Notes. We cannot assure you, however, that the trustee or noteholders will not claim that we are in breach of the indenture's information requirements, or that after any such claim is made and the applicable cure period has expired, the trustee or noteholders will not send a notice to accelerate repayment of the Notes.

If the reaudit of our 2001 financial statements is completed and a report thereon issued by our independent auditors as required by the indenture prior to any claim of breach being made, the potential for such a claim would be eliminated. If a breach of the information requirements of the indenture were to be claimed and the trustee or holders of at least 25% of the aggregate principal amount of the Notes were to provide written notice of such breach, we would vigorously defend against any such claim. Even if such claim of breach were to prevail, we would have 60 days from the date of written notice of such claim of breach to cure the breach and avoid an event of default under the indenture. If the reaudit of our 2001 financial statements is completed and a report thereon issued by our independent auditors as required by the indenture prior to the end of the 60 day cure period, the right to accelerate our Notes or the indebtedness under our credit agreements as a result of the alleged breach of the indenture's information requirements would be eliminated. We have engaged our independent auditors to perform a reaudit of the 2001 financial statements and expect to be able to provide our auditors with the information necessary for them to complete their reaudit prior to the end of the cure period, if any claim of breach of the indenture's information requirements is made.

While we are diligently working to provide such documentation, we cannot assure you that we will be able to provide the information necessary to complete the reaudit or that the reaudit of the 2001 financial statements will be completed and a report thereon issued by our independent auditors as required by the indenture. If there is an event of default under the indenture, the trustee or holders of at least 25% of the aggregate principal amount of the Notes would have the right to accelerate payment of our Notes, and the lenders under our First-Lien Facility and our Second-Lien Facility also would have the right to accelerate payment thereunder. As of March 31, 2004, $152,000,000 in aggregate principal amount of the Notes was outstanding. If repayment of the First-Lien Facility, the Second-Lien Facility or the Notes were to be accelerated, we would not be able to repay such amounts and such acceleration would have a material adverse effect on our financial condition and liquidity.

Liquidity, Working Capital and Capital Resources

As of March 31, 2004, WRC Media and its subsidiaries had negative working capital of $17.6 million. WRC Media's cash and cash equivalents were approximately $6.4 million at March 31, 2004. WRC Media and its subsidiaries' operations used approximately $9.9 million in cash for the three-months ended March 31, 2004. WRC Media and its subsidiaries' principal uses of cash are for debt service and working capital.

WRC Media and its subsidiaries' investing activities for the year ended March 31, 2004, included investments in software development of approximately $0.6 million and capital expenditures of approximately $0.1 million.

WRC Media and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the three-months ended March 31, 2004, financing activities provided net cash of $15.2 million, which primarily resulted from proceeds of $145.0 million from the Second-Lien Credit Facility which were used in part to repay $118.7 million of the First Lien Credit Facility. The Second Lien Credit Facility does not amortize and we do not expect our financing activities going forward to include regular periodic retirement of term loans prior to maturity. The Second Lien Credit Facility matures on March 29, 2009.

Accounting Policies and Estimates

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances and the recoverability of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, which would affect our reported results from operations. We believe the following is a description of the critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

The Company's revenue recognition policies for its principal businesses are as follows:

o Periodicals - Revenue is deferred and recognized ratably over the subscription period, as the periodicals are delivered.

o Educational Publishing - For shipments to schools, revenue is recognized on passage of title, which occurs upon shipment. Shipments to depositories are on consignment. Revenue is recognized based on reported shipments from the depositories to the schools. Likewise, shipments to the distributor of the World Almanac and Book Of Facts and the World Almanac For Kids books are treated similar to a consignment sale. Revenue is recognized based on reported shipments from the distributor to its customers (primarily retail book stores). For certain software-based product, the Company offers new customers installation and training. In such cases, revenue is recognized when installation and training are complete.

o Reference And Trade - Revenue from the sale of children's books through the wholesale channel are recognized when books are shipped to wholesalers. Sales to school and public libraries made through the telemarketing preview channel are recorded upon return of unwanted preview product. Historically, the sale of children's books to bookstores and mass merchandisers primarily were recognized by the Company at the time of shipment, when title transfers to the customer and a reserve for estimated returns was established at the time of sale and recorded as a reduction to revenue. Actual returns were charged to the reserve as received. The Company delivered the books through a distributor to the bookstores and mass merchandisers under a distribution contract between its subsidiary, World Almanac Education Group, and a distributor at the time that the Company shipped its products to the distributor rather than at the time those products were resold by the distributor.

o Educational Software And Related Products And Services - Software revenues are recognized in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under SOP 97-2, we recognize revenue for hardware and software sales upon shipment of the product, provided collection of the receivable is probable, payment is due within one year and the fee is fixed or determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or acceptance has occurred. Revenue from service contracts, instruction and user training is recognized as the services are performed and post-contract support is recognized ratably over the related contract. Deferred revenue represents the Company's obligation to perform under signed contracts. For contracts with multiple elements (e.g., deliverable and undeliverable products, maintenance and other post-contract support), the Company allocates revenue to each undelivered element of the contract based on vendor specific objective evidence of its fair value, which is specific to the Company. The Company recognizes revenue allocated to delivered products on the residual method when the criteria for product revenue set forth above are met. Several of the Company's customers are subject to fiscal funding requirements. If the funding requirements are subject to governmental approval, the likelihood of cancellation is assessed. If the likelihood of cancellation is assessed as remote, revenue is recognized. If the likelihood of cancellation is assessed as other than remote, revenue is deferred. If the funding requirements are subject to non-governmental approval, revenue is deferred and recognized in accordance with the remaining provisions of SOP 97-2.

o Licensing - Licensing revenue is recorded in accordance with royalty agreements at the time licensed materials are available to the licensee and collections are reasonably assured.

o Advertising - Revenue is recognized when the periodicals are shipped and available to the subscribers.

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

Impairment Of Long-Lived Assets

The Company periodically evaluates the recoverability of our long-lived assets, including property and equipment, and finite lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or in connection with its annual financial review process. Our evaluations include analyses based on the undiscounted cash flows generated by the underlying assets, profitability information, including estimated future operating results and/or trends. If the value of the asset determined by these evaluations is less than its carrying amount, impairment is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge to the carrying value of the asset, in the future.

Goodwill And Other Identified Intangible Assets

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which we estimate using a discounted cash flow methodology. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

If this analysis indicates goodwill is impaired, measuring its impairment requires a fair value estimate of each identified tangible and intangible asset.

We test other identified intangible assets with defined useful lives and that are subject to amortization by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We test intangible assets with indefinite lives annually for impairment using a fair value methodology such as discounted cash flows.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that is the primary beneficiary of the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The adoption of FIN 46R effective March 31, 2004, did not have any effect on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and its adoption did not have any effect on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company beginning January 1, 2004. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of this statement required the Company to reclassify its 15% Series B Redeemable Preferred Stock from the mezzanine section of the balance sheet to long-term liabilities. Effective January 1, 2004 dividend payments for the 15% Series B Redeemable Preferred Stock (Series B Preferred) are recorded as interest expense in the consolidated statement of operations. The adoption of this statement did not result in any adjustment to the book value of its Series B Preferred as of January 1, 2004 as book value approximated fair value at January 1, 2004. For the three-months ended March 31, 2004 the Company recognized $5,164 of accrued dividends on Series B Preferred as interest expense. Interest expense for the three-months ended March 31, 2004 also includes amortization of deferred financing costs related to the Series B Preferred in the amount of $30.

Seasonality

Operating results have varied and are expected to continue to vary from quarter to quarter as a result of seasonal patterns. Weekly Reader and CompassLearning's net revenue are significantly affected by the school year. Weekly Reader's net revenue in the third, and to a lesser extent the fourth, quarters are generally the strongest as products are shipped for delivery during the school year. CompassLearning's net revenues were historically strongest in the second quarter, and to a lesser extent the fourth quarter. However, due to tight funding environment in the last couple of year, the trend is shifting towards the fourth quarter being the strongest, followed by the second quarter. The strength in the second quarter is generally attributed to the end of the school fiscal year (June 30th) and the need for the schools to spend the money prior to year end. In addition, by purchasing in the second quarter, schools are able to have the software products purchased and installed over the summer and ready to train teachers when they return from summer vacation. CompassLearning's fourth quarter revenue is strong as a result of sales patterns driven by new school year money being appropriated and funded, CompassLearning's commissioned sales force seeking to meet year-end sales goals as well as schools purchasing software to be installed in time to take advantage of it during the second half of the school year.

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

Factors That May Affect The Future Results And Financial Condition

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including the following and other risks and factors identified from time to time in the Company's filings with the SEC:

The Company's ability to continue to produce successful supplemental education material and software products;

Reductions in state and local funding for educational spending materials resulting, among other things, from increasing state budget deficits;

Uncertainty in the current operating environment which makes it difficult to forecast future results;

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

The general risks inherent in the market and the impact of rising interest rates with regard to its variable debt facilities; and

The terms of our First-Lien Facility and Second-Lien Facility require us on an ongoing basis to meet certain maximum secured leverage ratio covenants. A default under either credit agreement could result in acceleration of payment obligations and would impact our ability to finance our business through other debt agreements.

The preliminary SEC inquiry we previously disclosed in our Form 8-K filed with the SEC on December 15, 2003, is ongoing, and we cannot predict the final outcome of the inquiry at this time.

The Company's ability to provide the information necessary to complete the reaudit of our 2001 financial statements and the risk of default and acceleration under our indenture in connection with the timing for furnishing of the reaudited 2001 financial statements.

If the reaudit of our 2001 financial statements is completed and a report thereon issued by our independent auditors as required by the indenture prior to any claim of breach being made, the potential for such a claim would be eliminated. If a breach of the information requirements of the indenture were to be claimed and the trustee or holders of at least 25% of the aggregate principal amount of the Notes were to provide written notice of such breach, we would vigorously defend against any such claim. Even if such claim of breach were to prevail, we would have 60 days from the date of written notice of such claim of breach to cure the breach and avoid an event of default under the indenture. If the reaudit of our 2001 financial statements is completed and a report thereon issued by our independent auditors as required by the indenture prior to the end of the 60 day cure period, the right to accelerate our Notes or the indebtedness under our credit facility as a result of the alleged breach of the indenture's information requirements would be eliminated. We have engaged our independent auditors to perform a reaudit of the 2001 financial statements and are providing our auditors with the information necessary for them to complete their reaudit prior to the end of the cure period, if any claim of breach of the indenture's information requirements is made.

While we are diligently working to provide such documentation, we cannot assure you that we will be able to provide the information necessary to complete the reaudit or that the reaudit of the 2001 financial statements will be completed and a report thereon issued by our independent auditors as required by the indenture. If there is an event of default under the indenture, the trustee or holders of at least 25% of the aggregate principal amount of the Notes would have the right to accelerate payment of our Notes, and the holders of indebtedness under our credit facility also would have the right to accelerate payment thereunder. If any such acceleration occurred, we would not be able to repay the amounts due and such acceleration would have a material adverse effect on our financial condition and liquidity.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk. Market risk, with respect to our business, is the potential loss arising from adverse changes in interest rates. We manage our exposure to this market risk through daily operating and financing activities and, when deemed appropriate, through the use of derivatives. We use derivatives as risk management tools and not for trading purposes.

We were subject to market risk exposure related to changes in interest rates on our $145.0 million senior secured term loans under our Second Lien Credit Facility. Interest on revolving loan borrowings under our First Lien Credit Facility maturing in December 2008 will bear interest at a rate per annum equal to the LIBO rate as defined in the First Lien Credit Facility plus 3.5% or the alternate base rate as defined in the First Lien Credit Facility plus 2.5%. Interest on the term loans under our Second Lien Credit Facility maturing in March 2009 will bear interest at a rate per annum equal to the LIBO rate as defined in the Second Lien Credit Facility plus 5.0% or the alternate base rate as defined in the Second Lien Credit Facility plus 4.0%. A 1% increase in interest rates would result in an increase in our annual interest costs of approximately $1.45 million.

The First Lien Credit Facility and the Second Lien Credit Facility require us to obtain interest rate protection that, when taken together with the aggregate principal amount of the Company's indebtedness subject to a fixed interest rate, will result in at least 50% of our total indebtedness being either fixed, hedged or capped for the duration of the applicable facility. On November 15, 2003, we entered into an arrangement with a notional value of $61.0 million, which terminates on November 15, 2004 and requires us to pay a floating rate of interest based on the three-month LIBO rate as defined in that arrangement with a cap rate of 2.5%. The fair value of the interest rate cap as of March 31, 2004 was de-minimus.

The following table sets forth information about the Company's debt instruments as of March 31, 2004:


       Debt                                    Lesss Than                               After
    Obligations                   Total         1 year      2-3 years   4-5 years       5 years
----------------------------     -----------   -----------  ---------   ----------     ---------
Revolving Credit                $      -        $    -        $    -    $       -      $       -
Average Interest Rate

Second Lien Credit Facility      145,000             -             -      145,000              -
Average Interest Rte                6.09% (A)

Senior Subordinated Notes        152,000             -             -            -        152,000
Average Interest Rate              12.75%


(A) Interest rate through 4/29/04.


ITEM 4. CONTROLS AND PROCEDURES

WRC Media management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. In making this evaluation, WRC Media management considered the "material weaknesses" (as defined under standards established by the American Institute of Audited Public Accountants) that were identified and communicated to us in connection with the audit of our consolidated financial statements for the year ended December 31, 2003, by our independent auditors. Our independent auditors identified the following two such "material weaknesses": (1) numerous adjusting entries proposed as a result of our 2003 audit were recorded by the Company to correct the underlying books and records, including previously reported results for 2002 and 2001, and (2) there were an insufficient number of qualified accounting personnel appropriate for their positions, specifically within the external financial reporting area. Prior to the identification of these "material weaknesses" by our independent auditors, the Company began implementing various policies and procedures in connection with its own review of its accounting and external reporting functions, including by improving its recordkeeping functions, adding an additional level or review, hiring an Assistant Treasurer/Controller in February 2004 to increase resources in our external reporting area and adopting a formal, written disclosure policy. The Company is currently searching for an internal auditor and a new Chief Operating Officer.

We are further evaluating the material weaknesses identified by our independent auditors as part of the ongoing evaluation of our disclosure controls and procedures and consulting with our auditors regarding improvements to our external reporting process. We will disclose the conclusion of our evaluation when we file our Form 10-K for the year ended December 31, 2003.

ITEM 5.           OTHER INFORMATION

Pre-approval of Non-Audit Services

In accordance with Section 10A(i) of the Exchange Act, the Audit Committee of the Board of Directors of the Company will pre-approve the provision of all non-audit services to be provided to the Company by its independent auditors, Deloitte & Touche LLP, as permitted by Section 10A.

Investor Relations

The Company posts on its Web site, www.wrcmedia.com, the date of its upcoming financial press releases and telephone investor calls at least five days prior to the event. The Company's investor calls are open to the public and remain available to the public through the Company's Web site for at least five days thereafter.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

31.1 Certification of Martin E. Kenney, Jr., Chief Executive Officer of WRC Media Inc., CompassLearning, Inc. and Weekly Reader Corporation, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated May 14, 2004.

31.2 Certification of Richard Nota, Senior Vice President of Finance and Principal Financial Officer of WRC Media Inc., CompassLearning, Inc. and Weekly Reader Corporation dated May 14, 2004.

32 Certification of Chief Executive Officer and Principal Financial Officer of WRC Media Inc. and Subsidiaries and Weekly Reader Corporation pursuant to 18 U.S.C. ss. 1350, dated May 14, 2004.

99.1 Credit agreement dated as of March 29, 2004 among Weekly Reader Corporation and CompassLearning, Inc. as the Borrowers, WRC Media Inc., as a Guarantor, and Various Financial Institutions from time to time parties hereto, as the Lenders.

99.2 Second-Lien Credit agreement dated as of March 29, 2004 among Weekly Reader Corporation and CompassLearning, Inc. as the Borrowers, WRC Media Inc., as a Guarantor, and Various Financial Institutions from time to time parties hereto, as the Lenders.

(b)  Reports on Form 8-K

1. Form 8-K, filed May 6, 2004, reporting date and time of investor call discussing first quarter results for the period ended March 31, 2004.

2.   Form 8-K, filed April 14, 2004, reporting investor conference call, Martin
     E. Kenney, Jr., WRC Media Inc.'s Chief Executive Officer.

3. Form 8-K, filed April 5, 2004, reporting WRC Media Inc. announced the date and time of its year-end investor conference call which is set forth in the press release in an Exhibit hereto.

4. Form 8-K, filed April 1, 2004, reporting WRC Media Inc., A Leading Supplemental Education Publisher, Secures Financial Liquidity By Closing $145 Million Senior Second-Lien Credit Facility.

5. Form 8-K, filed March 31, 2004, reporting our audited consolidated balance sheets as of December 31, 2002 and 2003, and the related statements of stockholders' deficit and operations for the years ended December 31, 2002 and 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Martin E. Kenney, Jr.                                                       Date:   May 14, 2004
-----------------------------------------------------                           ---------------------
Martin E. Kenney, Jr.
Director: WRC Media Inc., Weekly Reader Corporation
and CompassLearning, Inc.; Chief Executive Officer:
WRC Media Inc. and CompassLearning, Inc.;
Principal Executive Officer and Executive Vice President:
Weekly Reader Corporation




/s/ Richard Nota                                                                Date:   May 14, 2004
-----------------------------------------------------                           ---------------------
Richard Nota
Senior Vice President-Finance: WRC Media Inc.;
Principal Financial Officer WRC Media Inc.,
CompassLearning, Inc., Weekly Reader Corporation
