Form 10-K
period 2003-12-31
WRC MEDIA INC
filed 2004-06-15
CIK 1102329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003                                  Commission File No.  333-96119

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

------------------------------------------------------------------------------------------------------
TITLE OF CLASS                              |        NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------------------------------------------------------------------
12 3/4% Senior Subordinated Notes due 2009  |        NONE
15% Senior Preferred Stock due 2011         |        NONE
------------------------------------------------------------------------------------------------------

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

ITEM 1.   BUSINESS OVERVIEW

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

On May 14, 1999, Ripplewood Holdings L.L.C., which specializes in private equity investments, formed WRC Media Inc. (WRC Media or the Company) as a holding company to pursue acquisitions in the media industry. WRC Media now serves as a holding company for CompassLearning, Inc. (CompassLearning), Weekly Reader Corporation and ChildU, Inc. (ChildU). Weekly Reader Corporation includes Weekly Reader and its subsidiaries- Lifetime Learning Systems, Inc., American Guidance Service, Inc. (AGS or American Guidance) and World Almanac Education Group (World Almanac).

WRC Media acquired CompassLearning on July 14, 1999. Prior to this acquisition, WRC Media had no material operations other than seeking acquisitions. On November 17, 1999, WRC Media completed the recapitalization of the Supplemental Education Group of PRIMEDIA Inc., consisting of the businesses of Weekly Reader, American Guidance and World Almanac and their respective subsidiaries. As a result of this transaction, Weekly Reader became a subsidiary of WRC Media. On May 9, 2001, WRC Media Inc. and subsidiaries completed two acquisitions. WRC Media entered into an Agreement and Plan of Merger with ChildU, Inc. ChildU is a provider of Internet-based educational services to both individual and institutional consumers. Pursuant to the agreement, each issued share of ChildU's common and preferred stock not directly or indirectly owned by ChildU was converted into a contingent right to receive a number of shares of WRC Media Inc. common stock. Concurrent with the ChildU acquisition, on May 9, 2001, a subsidiary of the Company acquired the assets of Lindy Enterprises, Inc. ("Lindy"). Lindy develops a curriculum-based skills assessment and test preparation product that correlates to national and state curriculum. The Company has four reporting segments: Weekly Reader, World Almanac, American Guidance Service("AGS"), and Compass/ChildU.

WEEKLY READER. Weekly Reader has been a leading publisher of classroom periodicals for Pre-K-12 students for over 100 years. Weekly Reader, or its former parent or affiliates of its former parent, acquired Facts On File News Services in 1996, Gareth Stevens, Inc. in 1997 and American Guidance in 1998. Weekly Reader is a leading publisher of 16 classroom periodicals which had a 2002-2003 school year circulation of 7.0 million subscribers. In addition to our well-recognized classroom periodicals, such as Weekly Reader, Teen Newsweek and Current Events, we also publish distinct, grade-specific workbooks. We also custom publish instructional materials paid for by various sponsors, such as General Motors, Six Flags Theme Parks, Inc, Kimberly-Clark, Center for Disease Control and the Home Safety Council, which are distributed primarily to K-12 students throughout the United States. For the year ended December 31, 2003, Weekly Reader, excluding American Guidance and World Almanac, had net revenue of $46.3 million, representing approximately 23% of our total net revenue during this period.

AMERICAN GUIDANCE SERVICE. AGS has been a leading publisher of individually administered and group testing and assessment products, and supplemental instructional materials for over 45 years. AGS's testing and assessment products are primarily for K-12 students and its supplemental instructional materials are primarily for low-performing students in middle and secondary schools. One or more of AGS's testing and assessment products or supplemental instructional materials are used in over 12,000 school districts, or approximately 80% of the school districts in the United States. Our testing and assessment products are used to diagnose learning disabilities and measure the cognitive ability, educational achievement, or personal and social adjustment of individual students. AGS's supplemental instructional materials include various textbooks and worktexts, many of which we believe set the standard for quality in their respective product categories, with full-color content and accompanying extensive teacher support materials. In May 2001, AGS acquired the operating assets of Lindy. Lindy develops curriculum-based skills assessment and test preparation products on CD-ROM that correlate to national and state curricula. For the year ended December 31, 2003, AGS had net revenue of $56.6 million, representing approximately 28% of our total net revenue during this period.

COMPASSLEARNING. CompassLearning is a research-based technology learning solutions company that produces educational assessment, curriculum and management tools for grades Pre-K through 12, all of which are aligned to local, state and national standards. Offering several thousand hours of interactive standards-based managed curriculum that inspires educators and students to explore and achieve success, CompassLearning has been serving the Pre-K to 12 market for over 30 years and its products have been a significant part of the learning and teaching process in more than 21,000 schools, representing approximately 24% of all the schools in the United States. For the year ended December 31, 2003, CompassLearning had net revenue of $42.7 million, representing approximately 21% of our total net revenue during this period.

CHILDU. ChildU's expertise lies in the design of web-enabled courseware. Teamed with the developers at CompassLearning, ChildU co-develops web-enabled products for the Pre-K to 12 market. In 2002, ChildU and CompassLearning began co-development of the new on-line product, Odyssey, which had its first release in May 2002. Odyssey's online curriculum solutions, developed by educators and built on sound instructional pedagogy, utilize engaging, self-paced, project-based activities. For the year ended December 31, 2003, ChildU had revenue of $7.9 million, representing approximately 4% of our total net revenue during this period.

WORLD ALMANAC. World Almanac has been a leading publisher of reference and informational materials targeted to K-12 students, as well as other well-known general reference and informational materials, for over 130 years. Over 58% of the approximately 130,000 school and public libraries in the United States have purchased products from World Almanac. World Almanac publishes well-known print reference materials, such as The World Almanac and Book Of Facts, The World Almanac For Kids and nonfiction and fiction books for K-12 students under three Gareth Stevens imprints. In addition, World Almanac publishes electronic reference materials such as the Funk & Wagnalls Encyclopedia database and an Internet-based version of Facts On File World News Digest, which in its print version is World Almanac's leading subscription-based product with renewal rates averaging approximately 86% from 1997 through 2003. World Almanac also distributes third-party products that are targeted for K-12 students through its World Almanac Education Library Services ("WAELS") catalogs. For the year ended December 31, 2003 World Almanac had net revenue of $49.2 million, representing approximately 24% of our total net revenue during this period.

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

STRONG, WELL-ESTABLISHED BRAND NAMES. We believe that we have strong brand names in each of the market segments we serve. Several of our most recognized print titles have been in circulation for decades, including CURRENT EVENTS, a Weekly Reader publication, which was first published in 1902, Weekly Reader, which was first published in 1929, the PEABODY PICTURE VOCABULARY TEST, which was first published in 1929, and THE WORLD ALMANAC AND BOOK OF FACTS, which was first published in 1868. We believe that our products are well known and trusted by teachers, other educational professionals and parents for their effectiveness and consistent, high quality educational content. Brand name and reputation are significant criteria in the purchasing decision process for supplemental education materials as they are usually selected at the discretion of individual teachers, school and school district-level administrators or parents.

STABLE REVENUE BASE. We have a significant base of long-term customers who have exhibited substantial product loyalty, resulting in a consistent level of revenues from recurring sales to these customers. In our experience, once a teacher or administrator is familiar with and accustomed to using a supplemental instructional product and has developed lesson plans using the product, the teacher or administrator tends to purchase the same product year-after-year leading to a high subscription renewal rate. In addition, we believe there is an important component of trust in the quality, consistency and support of many of our products which makes it difficult for a competitor to introduce new products for the same subject area without significant investment and the support of key opinion makers in the industry. As a result of this loyalty, many of our products enjoy long customer histories with high renewal rates. About 75% of schools purchasing Weekly Reader periodicals re-subscribe the following year. We believe our school renewal rates are important because of the value we place on ensuring that our periodicals remain available within any given school, providing us with a base on which to further penetrate that school. In addition, six of our top ten revenue - producing testing and assessment products, have been published for over 25 years. Typically, these products have undergone revisions to ensure that they reliably meet the existing population's curriculum needs. Achievement tests generally require revisions every 8 to 10 years while tests that measure personal and social adjustment or cognitive ability in some cases do not require revision for as long as 15 years.

SUBSTANTIAL ELECTRONIC DELIVERY PLATFORM. At CompassLearning, we have over 30 years of experience in developing and providing electronically delivered supplemental instructional materials. We believe that we are well positioned to capitalize on this market segment. One or more of CompassLearning's products have been sold to over 21,000 K-12 schools in the United States, more schools than have been reached by any other publisher of comprehensive electronic courseware. Most CompassLearning products can be delivered in the school's platform of choice, LAN, WAN or Internet. Facts On File News Services of World Almanac derives 60% of its revenues from on-line subscriptions and electronic licensing.

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

STRONG DISTRIBUTION CHANNELS. Our products are used in over 80,000 schools, by over ten million students, and in over 68,000 school and public libraries. We have an extensive network with direct distribution channels into these end user markets. Some of our products are sold using direct field and telephone sales, emphasizing one-to-one relationships with teachers, school and school district-level administrators and other educational professionals. CompassLearning, for example, uses a three-pronged approach that provides every customer a sales contact, an educational consultant and a technology support person, for comprehensive customer service. We also utilize sophisticated direct mail campaigns, which at Weekly Reader and World Almanac are enhanced by our proprietary databases. These databases track the purchasing habits of teachers, schools and/or librarians for many of our products as well as specific demographics and other factors we believe affect purchasing habits.

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

                                                                           COMPASSLEARNING /
                              WEEKLY READER        AMERICAN GUIDANCE            CHILDU              WORLD ALMANAC

PRINT AND ELECTRONIC      PERIODICALS:  16       BASIC SKILLS:           ELECTRONIC             TEACHING KITS:  Kits
INSTRUCTIONAL MATERIALS   grade or               Supplemental            COURSEWARE:  Several   developed by World
                          subject-specific       textbooks and           thousand hours of      Almanac Education
                          periodicals for        worktexts targeted      electronic             Library Services
                          Pre-K-12 students      for low-performing      courseware for         used to teach a
                          and 2 subscription     students in middle      Pre-K-12 students,     variety of skills
                          supplements,           and secondary schools   primarily for          including research
                          including Weekly       covering core           reading, math and      skills, map skills
                          Reader, Teen           curriculum subjects.    language arts,         and Internet skills.
                          Newsweek and Current                           through the
                          Events.                TEST PREPARATION:       CompassLearning
                                                 Instructional           Odyssey Product line.
                          SKILLS BOOKS:  142     materials to prepare
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

                                                                           COMPASSLEARNING /
                              WEEKLY READER        AMERICAN GUIDANCE            CHILDU              WORLD ALMANAC
TESTING AND ASSESSMENT             N/A           INDIVIDUALLY            ASSEMENT TEST:                  N/A
PRODUCTS                                         ADMINISTERED TESTS:     CompassLearning
                                                 Assessment products     Explorer assessment
                                                 for K-12 students and   tool evaluates
                                                 adults, includes        student performance,
                                                 Ability Assessment,     meet the Assessment
                                                 Behavior & Social       of Educational
                                                 Skills Assessment,      Progress (NAEP)
                                                 Language, Speech &      objectives and is
                                                 Auditory Skills         aligned with the
                                                 Assessment.             core state standards.

                                                 GROUP ACADEMIC
                                                 TESTS:  Classroom
                                                 testing, which offers
                                                 reliable reading and
                                                 math diagnostics for
                                                 individual students
                                                 and aggregate data
                                                 for tracking yearly
                                                 progress at the
                                                 school and district
                                                 levels.

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

WEEKLY READER

Weekly Reader has five primary product lines: elementary school periodicals; middle and secondary school periodicals; sponsored instructional materials published by its subsidiary, Lifetime Learning Systems, Inc.; educational workbooks and licensing.

In addition, Weekly Reader licenses the content for commercial use by third parties such as Houghton Mifflin, Holt Rinehart and Winston, EBSCO and The Gale Group and also sells advertising space in its publications.

ELEMENTARY SCHOOL PERIODICALS. Weekly Reader, first published in 1928, has established itself as a leading source for current events information for students in grades Pre-K to 6. Weekly Reader features six grade-specific editions for students, with between 25 and 32 issues per school year for each edition. Within Elementary, Weekly Reader also offers one optional monthly supplement, ScienceSpin.

Subscriptions to Weekly Reader elementary school periodicals in the 2002-2003 school year represented approximately 37% of all elementary school periodical subscriptions circulated in that year by the three major publishers of these periodicals. We believe that three publishers account for virtually all periodicals targeted for classrooms. According to publishers' Statements of Ownership filed with the USPS in the fall of 2003 for average circulation for the 2002-03 school year and issue nearest filing date for 2003-04 school year, Weekly Reader's periodicals had the highest total circulation of elementary school periodicals in the 2002-2003 school year, totaling approximately 5.3 million subscriptions.

Each edition of Weekly Reader is specifically written and designed for a particular grade level in order to bring information on current events to elementary school students at a conceptually appropriate level. The editions for younger audiences contain "soft" news focusing on topics such as fire prevention and animals. Higher-grade level editions contain "hard" news concerning topics such as world news and current events, including, for example, the 2004 presidential primary elections, corporate corruption and the Middle East conflict. A teacher's guide with background information, discussion topics and follow-up questions is included with each issue of each edition.

MIDDLE AND SECONDARY SCHOOL PERIODICALS. We publish nine subject-specific periodicals covering six subject areas for students in middle and secondary schools and a Sex Supplement Educational publication. These include Current Events, Teen Newsweek, Current Science, Writing, Read, Current Health 1 and 2, Career World and Know Your World Extra with between 6 and 26 issues published per school year per periodical. For example, Current Events first published in 1902, one of our most popular periodicals for middle school students, provides information on current events tailored to the reading levels and school curriculum of students in the sixth through tenth grades.

Weekly Reader's middle and secondary school periodical subscriptions in the 2002-2003 school year represented approximately 46% of all middle and secondary school periodical subscriptions circulated that year by the two major publishers which we believe account for virtually all middle and secondary school periodicals targeted for classrooms. Weekly Reader's middle and secondary school periodicals had the second highest total circulation of periodicals for these schools in the 2002-2003 school year with approximately 1.7 million subscriptions. In 2002 and 2003 approximately 75% middle and secondary schools have renewed a subscription for the following year. To target the growing sixth to eighth grade market, Weekly Reader entered into a relationship with Newsweek magazine to create Teen Newsweek, which was launched in September 1999. Teen Newsweek focuses on social studies and current events and contains grade-appropriate news stories that link history, geography, government and cultures to the news stories. The relationship is intended to capitalize on Weekly Reader's expertise in publishing and marketing materials for classroom use and Newsweek's strong news image.

LIFETIME LEARNING SYSTEMS. Lifetime Learning Systems is a leader in the creation and distribution of a variety of supplemental education materials which are paid for by corporate, trade association and/or not-for-profit sponsors and are distributed free to a target audience. The materials produced focus on topics chosen by the sponsor and are typically targeted for use in K-12 classrooms. Lifetime Learning Systems also produces sponsored supplemental education materials targeted for the college and senior citizen markets. Lifetime Learning Systems has created a variety of multiple media education materials over the years including: posters, teacher's guides and reproducible student activities and additional audio, CD and video material.

Sponsors of Lifetime Learning Systems, Inc. projects have included corporate sponsors such as General Motors, Kimberly Clark, Gillette and the New York Stock Exchange as well as not-for-profit sponsors such as the Center for Disease Control, Florida Department of Citrus and The Home Safety Council.

SKILLS BOOKS. We offer skills books, a line of workbooks and other supplemental education materials that build and reinforce students' basic skills in curriculum areas such as math or language arts as well as other titles, which focus on life issues, such as current events or health. The skills book product line includes 30 different series of workbooks including about 142 distinct, grade-specific titles spanning K-9 grades. For example, the highly successful Map Skills for Today series builds geographic literacy by teaching students basic map-reading concepts and skills. The success of this series is attributable to a sequential approach to teaching map skills that matches the curriculum established by many school systems. Additional products include series covering topics such as AIDS and anti-drug education.

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

LICENSING. Weekly Reader licenses the content of some of its publications, promotes other products in its publications and provides its "seal of approval" to various products. Weekly Reader's licensed content is generally recognized as revenue over the term of the license agreement. Weekly Reader continues to sell "Weekly Reader Editor's Choice" book selections licensed from trade book publishers on the QVC Shopping Network Channel generating some of the largest one-day sales totals in Weekly Reader's history.

AGS

AGS has two principal product lines: testing and assessment products; and core curriculum and supplemental instructional materials.

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

AGS currently publishes over 30 testing and assessment products. AGS's testing and assessment products are generally sold as part of a test kit. Test kits typically contain the test record forms, "easels" used to administer the test items, and a manual describing the proper method to score and evaluate the particular test. Three of AGS's top five testing products, based on sales, have been published for over 25 years. AGS's tests are revised periodically to ensure that they reliably measure existing populations. Achievement tests generally require revisions every eight to ten years while tests that measure personal and social adjustment or cognitive ability in some cases do not require revision for as long as 15 years.

Educators and clinicians apply AGS's testing and assessment products on an individual basis to understand a student's particular educational needs. In our experience, once the validity and effectiveness of a test is established and accepted in the educational community, educators', psychologists' and clinicians' familiarity with the product grows along with their reluctance to change suppliers and learn different assessment content, administration approaches and scoring techniques. These professionals often prefer to use the same tests over a long period of time in order to compare performance of their student populations. The goal of AGS is to increase its brand awareness in the markets it serves - primarily specialists in the K-12 market. Our goal is to establish the AGS name in association with our products and services. By increasing our visibility as a company on a national and local level with special educators, we will be able to help the customer connect our products with our company name. To grow in our critical markets, AGS plans to aggressively pursue five main areas for growing our product line:

o Revisions - Many of our top-selling tests and curriculum are on schedule to be revised over the next 5 years.

o New Product - AGS annually increases its new product offering through internal development.

o Acquisitions - AGS historically has pursued acquisitions to enhance and supplement its internal development efforts.

o Distribution - AGS has increased its emphasis on distributing complementary products to its target markets. Gareth-Stevens and Weekly Reader titles (over
   150) have been added to four of our main catalogs during the fall of 2003, and we have added key reading assessments that will position us well to capture Reading First, federally funded reading initiative, dollars.

o New Markets - AGS will seek new segments with the education industry in which to participate where it can leverage core capabilities in new ways that supports entry into growing education markets.

SUPPLEMENTAL INSTRUCTIONAL MATERIALS. AGS's supplemental instructional materials consist of curriculum-based instructional materials, many of which are for low-performing students. Low-performing students are defined as those students scoring in the lower 50th percentile of the student population at a particular grade level. We focus primarily on serving middle and secondary schools with additional sales to post-secondary markets, such as community colleges and correctional facilities. We generally produce three types of instructional materials: supplemental hardcover textbooks in core curriculum areas for low-performing students, with related products such as workbooks; soft cover worktexts in core curriculum areas for low-performing students; and test preparation materials which can be used to prepare all students for leading achievement tests.

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

Approximately 12% of AGS's net revenue for the year ended December 31, 2003 was from sales of testing and assessment products, curriculum and supplemental instructional materials in which the end users were not K-12 schools.

AGS also publishes a line of test-preparation materials developed to assist students preparing to take three of the leading achievement tests: Stanford Achievement Test (SAT), Iowa Test of Basic Skills (ITBS), and TERRANOVA (Comprehensive Test of Basic Skills (CTBS) and Multiple Assessments tests).

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

The CompassLearning solutions are focused on the following: comprehensive assessment that diagnoses individual students based on state/national standards; comprehensive curriculum in reading, mathematics, science and social studies that is prescribed to each student based on our assessment system diagnosis or based on teachers' assessment; learning management system that allows teachers to track student performance and intervene as and when necessary and administrators to track teacher/student progress; parent involvement through access to the system allowing them to view student performance and progress at school and being more involved; and professional development for teachers to integrate this type of a system into their classroom.

CompassLearning's Learning Odyssey(R) product line is a comprehensive library of over 8,000 hours of interactive, standards-based, managed curriculum. The Odyssey curriculum focuses on reading, mathematics, science, social studies and data management tools designed for grades Pre-K through 12. Use of stimulating graphics, interactive animation, and audio technology for all types of learning instruction help motivate students to learn. Assessment products assign lessons based on each student's needs. Products cover a full range of development, from basic skill instruction, to critical thinking exercises, to project-based learning. Management tools are designed to reduce the time teachers spend on administrative tasks and increase one-on-one work with students. The Odyssey product line is delivered in the school's platform of choice including LAN, WAN and Internet access.

CompassLearning Explorer is an assessment tool designed to help evaluate student performance. It covers the National Assessment of Educational Progress (NAEP) objectives and is aligned with the core state standards. CompassLearning Explorer offers criterion-referenced emulated tests, prescriptive learning paths with the flexibility to integrate third-party products, as well as allowing for customization to meet individual students' and teachers' needs. It can be delivered via the Internet with computer-based and print components. Curriculum options vary, letting students navigate with the program at their own pace or on a timed basis.

CompassLearning provides professional development services and technical support services. CompassLearning has a team of educational consultants providing professional development services to teachers, ranging from basic software training to services designed to assist teachers in implementing and integrating technology into the classroom.

CompassLearning offers various technical support services in connection with the purchase and ongoing use of its software products. An initial buyer of our software products typically purchases one year of toll-free telephone help line services, on-site system engineer services and software updates.

A typical CompassLearning sale consists of software products packaged with professional development and technical support services for an average price of $30,000 per school per year. The curriculum sells for an average of $120 per subject per grade level or $80 if included in a bundle plus $100 per workstation for simultaneous access. The Odyssey management system sells for $3,500 and CompassLearning Explorer sells for $5,000. Professional development services price is $1,230 per day. These services are typically purchased under a contract for specific number of days of service. Technical support services are typically purchased under one-year contracts for an average cost of $3,990 per year. After the expiration of any service contract, services can be purchased on an ongoing basis.

WORLD ALMANAC

World Almanac's operations are divided into the following five divisions: World Almanac Books, World Almanac Education Library Services, Gareth Stevens, Inc., Facts On File News Services and Funk & Wagnalls.

WORLD ALMANAC BOOKS. The World Almanac(R) and Book Of Facts is, we believe, one of the most widely used and well-respected general reference publications in the United States. In 1999, the Library Journal ranked us as the number two best reference source of the millennium (after Merriam-Webster's Third International Dictionary. We believe The World Almanac(R) and Book Of Facts provide more complete and up-to-date information than competing almanacs. Its comprehensiveness and brand identity are critical assets. In print for over 130 years, The World Almanac(R) and Book Of Facts perennially makes the New York Times' bestseller list. World Almanac Books also licenses the content of The World Almanac(R) and Book Of Facts to third parties for inclusion in their products. Since 1995, World Almanac Books has also published The World Almanac For Kids, with over 2,000,000 copies sold to date.

WORLD ALMANAC EDUCATION LIBRARY SERVICES. World Almanac Education Library Services is a niche distributor of reference and informational materials, which it targets primarily to K-12 school and public libraries. There are approximately 112,000 K-12 school libraries and 16,000 public libraries in the United States. World Almanac Education Library Services reviews and selects materials from third-party publishers for inclusion in its twelve catalogs. The catalogs also include The World Almanac(R) and Book Of Facts, The World Almanac For Kids and several best selling series from Gareth Stevens, Inc. World Almanac Education Library Services mailed a total of approximately 2.3 million catalogs in 2003. World Almanac Education Library Services also publishes a small amount of proprietary teaching kits, including kits covering research skills, map skills and Language Arts skills, which include items such as lesson plans for books we believe are appropriate for classroom use to encourage multiple-copy sales.

GARETH STEVENS, INC. Gareth Stevens, Inc. publishes nonfiction and fiction books for K-12 students. These books cover a broad spectrum of topics including nature, science, social studies, reference, and language arts, all closely related to curriculum standards. Approximately 79% of Gareth Stevens, Inc.'s sales derive from books published under the three Gareth Stevens' imprints:
Gareth Stevens Publishing (K-6), World Almanac Library (4-8), and Weekly Reader Early Learning Library (Pre-K-3). In the Gareth Stevens Publishing imprint, a majority of these titles are sourced from domestic and international third parties for which Gareth Stevens, Inc. usually holds, at a minimum, exclusive distribution rights for K-12 school and public libraries in North America. Royalty advances are generally paid on titles sourced in this manner and then earned out over the life of the title. In the World Almanac Library and Weekly Reader Early Learning Library imprints, the majority of titles are created by Gareth Stevens and in most of the cases in which Gareth Stevens, Inc. does not own the title, we hold the worldwide rights to the titles. The remaining approximately 21% of Gareth Stevens, Inc.'s sales result from the telesales distribution of books from other publishers, primarily two lines from Rosen publishing (a K-3 line and a 6-12 line), and books from a handful of other publishers, including Capstone, Heinemann Library, Crabtree, and Compass Point, sold on consignment through the LibraryOne Direct division.

FACTS ON FILE NEWS SERVICES. World Almanac, through Facts On File News Services, publishes and sells subscription news reference products in print and Internet formats. There are five print products: Facts On File World News Digest; Issues And Controversies On File; Today's Science On File; Editorials On File; and Software And CD-ROM Reviews On File.

Its core product, Facts On File World News Digest, is a highly respected publication used by libraries as a comprehensive index of world events dating back to 1940 in both the print and electronic version. Librarians, journalists and library patrons typically use Facts On File News Services products to research historical events. The in-house editorial staff of Facts On File World News Digest distills key news information from more than 100 different newspapers, periodicals, journals and government Internet sources and uses it to update the product weekly in the print and Internet formats. The core print product has an annual subscription list price of $960, which is discounted for public and school libraries. The print edition of Facts On File World News Digest sold over 2,400 subscriptions in 2003 and continues to meet with great acceptance, as evidenced by renewal rates averaging approximately 86% from 1997 through 2003. Subscriptions to the print edition have gradually declined as it is replaced by Internet-based versions of the product described below.

To take advantage of accelerated library spending on electronic delivery of reference materials, World Almanac launched FACTS.com in 1999, an on-line version of Facts On File World News Digest. The increased functionality of the Internet version allows World Almanac to price this product higher than the print version. The Internet version has a list price of $1,695 for a single-site installation, with price discounts per site for multiple-site installation. In 2000, we launched three additional World Almanac databases as part of the Reference Suite @ Facts.com web service: Issues and Controversies On File, Today's Science On File and the World Almanac Reference Database. In 2003, we launched Facts For Learning, an elementary school reference and research product. FACTS.com subscriptions are sold primarily through telemarketing.

FUNK & WAGNALLS. World Almanac operates in the electronic encyclopedia business through Funk & Wagnalls. Although the Funk & Wagnalls Encyclopedia is no longer published in print format, Funk & Wagnalls licenses an electronic version of its encyclopedic database to various third parties and is delivered via FACTS.com. Funk & Wagnalls also annually sells a general yearbook containing a review of the major news events that transpired in the previous year and a science yearbook containing a review of the major scientific events in the previous year. The yearbooks (general and science) are licensed from World Book Encyclopedia, Inc. The active subscriber list for these two publications, which primarily consists of former subscribers to the print edition of the Funk & Wagnalls Encyclopedia, is approximately 40,000 for the general yearbook and 13,000 for the science yearbook. Most science yearbook subscribers are also general yearbook subscribers. We do not target new subscribers for these yearbooks; however, renewal rates have averaged approximately 82% for the general yearbook and 78% for the science yearbook from 1997 through 2003.

PRODUCT AND CONTENT DEVELOPMENT

WEEKLY READER. Weekly Reader has a team working in product and content development. This team includes: editors and writers, who are typically grade and subject specialists with journalism or teaching experience; and designers, who are responsible for the "look and feel" of the products, including the layout of each publication.

Editors, writers and designers work in teams on any particular project including planning meetings used for determining content and educational focus, the selection of appropriate graphics and photographs and final editing before submission for printing. The time it takes to develop our products varies substantially according to the type of product. Product development for a new periodical typically takes approximately nine months from concept to initial marketing, whereas new issues of our existing periodicals typically take approximately one to two weeks from conception to printing. Our skills books typically take approximately eight to twelve months from concept to initial marketing for an entirely new title, and approximately four to six months for updated versions of existing titles. Development times for Lifetime Learning Systems, Inc.'s products vary substantially depending upon the scope of work considered, however, the average contract takes approximately three to four months from concept to distribution.

Weekly Reader's periodicals are written by a combination of staff and freelance writers. Our staff of editors, writers and designers determines the subject matter for the particular edition after which the content is primarily written and edited by Weekly Reader's employees. For ScienceSpin, however, once the content and educational focus for a particular issue is determined internally, the writing is contracted out to third parties with the relevant scientific knowledge and the ability to write for the applicable target audience. Teen Newsweek is written internally based upon content from upcoming stories in Newsweek made available to our writers prior to Newsweek's publication, and our own internally created content. The Teen Newsweek writers determine which stories are appropriate for the targeted audience and then rewrite the stories with age appropriate information and language. Teen Newsweek's content is subject, in all cases, to Newsweek's approval.

Weekly Reader's skills books are typically written by freelance writers at the direction of Weekly Reader's editors. Lifetime Learning Systems, Inc.'s programs are developed in a variety of multiple media by an in-house editorial and design staff with varying degrees of direction provided by the applicable sponsor. In the past, some sponsors of Lifetime Learning Systems, Inc. projects have approached Lifetime Learning Systems, Inc. with a specific concept for which they are seeking implementation and production, while other sponsors simply have a message they wish to get across to a target audience and request proposals as how best to accomplish that goal.

Prior to distribution, whether created internally or externally, all of Weekly Reader and Lifetime Learning Systems' products are reviewed by a senior editor for their age and content appropriateness.

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

COMPASSLEARNING AND CHILDU. CompassLearning and ChildU have a combined product development team of about 57 employees. Product development expertise consists of software engineers, programmers, quality assurance analysts, technical writers, instructional designers, and project managers. Their co-development efforts focus on three primary objectives: delivering a Pre-K through 12 web-enabled curricula; developing a state-of-the-art instructional management system; and creating a national-standards-based assessment product.

CompassLearning and ChildU are leveraging off-shore software and content development resources to reduce cost and expedite delivery. This initiative has helped the Company increase productivity significantly.

WORLD ALMANAC. World Almanac has a in-house editorial staff that: in the case of the World Almanac Books and Funk & Wagnalls, works in conjunction with outside work-for-hire editors to develop its content; in the case of the Facts On File New Services products, develops the content of these products; in the case of Gareth Stevens, editorial and creative staff work with outside work for-hire editors and licensors to develop content as well as develop content internally.

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

World Almanac Education Library Services updates its catalogs twice each year. New editions of The World Almanac(R) and Book Of Facts and The World Almanac For Kids are published each year. New product development is currently focused on offering products through Internet delivery. In 2000, we launched the following three additional World Almanac databases as part of the Facts On File News Services web service: Issues & Controversies On File, Today's Science On File and the World Almanac Reference Database. In 2003, we launched Facts For Learning, an elementary school reference and research product. Also, in 2003 our Facts On File archives available through the Internet were updated back to 1940.

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

Customers of Lifetime Learning System, Inc.'s products generally are: corporations; trade associations; not-for-profit organizations; and government agencies.

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

CompassLearning's customers consist primarily of school and school district-level administrators, including: superintendents; curriculum directors; technology directors; and principals.

Although individual teachers do not typically make final purchasing decisions, they frequently have substantial input in the decision making process. One or more of CompassLearning's products has been sold to more than 21,000 K-12 schools, representing approximately 19% of all schools in the United States.

In 2003, approximately 87% of World Almanac's sales were to schools and libraries. The remaining 13% of its sales consisted of sales of yearbooks to former encyclopedia purchasers and sales of The World Almanac(R) and Book Of Facts and The World Almanac For Kids to consumers.

Funk & Wagnalls licenses its electronic encyclopedia database to various licensees and sells its yearbooks primarily to former print encyclopedia purchasers. Facts On File News Services sells Facts On File World News Digest and its other products to libraries of all types. World Almanac Education Library Services and Gareth Stevens, Inc. sell their products primarily to school libraries and to a lesser extent to public libraries. Over 58% of the approximately 130,000 school and public libraries in the United States have purchased products from World Almanac.

SALES, MARKETING AND DISTRIBUTION

We have an extensive network with direct distribution channels to reach our primary customers. Our primary operating subsidiaries use one or more of the following methods to sell and market our products: direct mail, direct sales, telemarketing and distribution through retail channels. The chart set forth below contains information regarding sales, marketing and distribution by Weekly Reader, American Guidance, CompassLearning/ChildU and World Almanac, including their primary distribution channels.

                                                                        COMPASSLEARNING/
                        WEEKLY READER           AMERICAN GUIDANCE            CHIDLU             WORLD ALMANAC

Primary Method of       Direct Mail             Direct Sales Force       Direct Sales Force     Direct Mail: World
Sales and Marketing                             (field and telesales)                           Almanac Education
                                                                                                Library Services and
                                                                                                Funk & Wagnalls
                                                                                                Telemarketing:
                                                                                                Gareth Stevens,
                                                                                                Inc., World Almanac
                                                                                                Library Services and
                                                                                                Facts On File News
                                                                                                Services Retail
                                                                                                Marketing: World
                                                                                                Almanac Books

Number of Mailings in   Total mail quantity               N/A                     N/A           World Almanac
2003                    of 9.0 million pieces                                                   Education Library
                                                                                                Services generally
                                                                                                mails four times a
                                                                                                year; Yearbook mail
                                                                                                campaigns once a year

Number of Schools/      Over 114,000 schools;   233,000 customer                  N/A           Approximately
Teachers/Libraries in   3.70 million teachers   locations                                       112,000 schools,
Database                                                                                        16,300 school
                                                                                                districts, 15,900
                                                                                                public libraries,
                                                                                                3,900 academic
                                                                                                libraries

Estimated Number of     Over 55,000 schools     Over 12,000 school        Over 21,000 schools   Over 76,000 school
Schools/School                                  districts                                       and public libraries
Districts/Libraries                                                                             have purchased
with our products                                                                               products from World
                                                                                                Almanac

DIRECT MAIL. Direct mail consists mainly of well-planned mailings that target current and prospective customers, often with enclosed product samples and catalogs, which are used to generate product sales. This marketing technique is utilized to a significant extent by Weekly Reader, World Almanac's World Almanac Education Library Services, and to a lesser extent by American Guidance, CompassLearning and World Almanac's Funk & Wagnalls.

Weekly Reader's classroom periodicals are marketed primarily through the use of direct mailings. Its experienced and skilled marketing staff has developed detailed mailing schedules and marketing strategies to reach current and prospective customers. In the marketing of its classroom periodicals, Weekly Reader has developed and maintained a valuable and proprietary database tracing the purchasing habits of approximately 3.7 million individual teachers and administrators and approximately 114,000 schools over the past five years as well as various demographic factors in each locale. In 2003, Weekly Reader mailed over 0.7 million catalogs and 9.0 million direct mail pieces primarily to teachers as well as to school and school district-level administrators.

World Almanac also uses direct mail to generate sales. World Almanac's World Almanac Education Library Services also uses direct mail to sell its products. This division of World Almanac has developed a sophisticated database that tracks customers and purchasing habits, including monetary value of an average purchase and other relevant factors, which it uses to target customers with the appropriate catalogs. Most of World Almanac Education Library Services' sales are generated from mailings of its main catalog, which is sent to existing customers, and its prospect catalog, which is mailed to prospective customers. World Almanac mailed approximately 6.0 million direct mail pieces in 2003, and including 2.3 million catalogs.

AGS printed and mailed more than 2.0 million promotional materials and catalogs in 2003, aimed at developing customer leads, spurring direct-response sales and building overall marketplace awareness of its brand and products.

World Almanac's Funk & Wagnalls primarily markets its yearbooks to former subscribers of its previously published print format encyclopedia using direct mail.

TELEMARKETING. Telemarketing involves the use of the telephone to contact current and prospective customers as a means of generating sales. World Almanac's Gareth Stevens, Inc. World Almanac Education Library Services and Facts On File News Services utilize this marketing technique to a significant extent, while CompassLearning and Weekly Reader use it to a lesser extent.

Gareth Stevens, Inc.'s marketing strategy consists primarily of selling products through its active and growing telemarketing program. The telemarketing division generates approximately 49% of all Gareth Stevens, Inc. sales by contacting existing and prospective accounts to solicit commitments to preview titles from Gareth Stevens, Inc. and other third-party publishers. Through the preview process, librarians are invited to receive copies of Gareth Stevens, Inc. titles or the third-party titles it distributes. The librarians then have the opportunity to review actual copies of the selected titles at their convenience. Gareth Stevens, Inc. telemarketers follow up with these librarians over a specified time period to ensure that the product has been received and reviewed. Any titles not selected for purchase are picked up from the librarian's location, with all postage and handling expenses borne by Gareth Stevens, Inc. Depending on the school year cycle, there are usually between 50 and 100 part-time and full-time telesales representatives in the Gareth Stevens, Inc. telemarketing unit.

CompassLearning's inside sales group, comprised of six people, assists its direct sales force by qualifying sales leads in conjunction with funding eligibility and also promotes renewal sales of professional development and technical support services contracts.

World Almanac's Facts On File News Services' strategy for attracting new customers consists of using targeted prospects derived from a variety of sources including rented lists, followed by telemarketing calls from representatives who are recruited and trained by Facts On File News Services. World Almanac Education Library Services also has recently increased its telemarketing capacity to promote its products.

Weekly Reader's internal telemarketing group consists of seven individuals, targeting new subscribers. Weekly Reader also conducts telemarketing campaigns, to assist in the generation of renewal sales.

DIRECT SALES FORCES. AGS, CompassLearning and Weekly Reader's Lifetime Learning Systems, Inc. each primarily use a direct sales force to sell and market their products.

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

CompassLearning maintains a direct sales force of 52 sales representatives. The sales representatives are each assigned to a sales region within the United States. Each member of the direct sales force has access to CompassLearning's database of detailed information concerning the school districts, current customers, school funding and other data for its sales territories. On the basis of this information, the sales representatives seek to establish relationships with, and brand awareness for, CompassLearning's products among existing and potential customers in their respective districts by making personal sales visits to the schools or school administrators.

Weekly Reader's Lifetime Learning Systems, Inc. has a small dedicated field based marketing and sales representatives who make presentations directly to potential corporate, trade association and not-for-profit organization clients. These representatives are covering the largest DMA (Designated Market Areas) in the United States. Presentations generally consist of proposals for education materials and programs to be shipped free to teachers and schools under the client's sponsorship.

RETAIL MARKETING/WHOLESALERS. Approximately 76% of World Almanac Books' revenue is generated from product sold through retail bookstores or through wholesalers into mass-market locations such as supermarkets and newsstands. World Almanac Books' products are also sold to book clubs and other resellers as well as into libraries through World Almanac Education Library Services. In addition, Gareth Stevens, Inc. distributes approximately 36% of its products through its network of wholesalers to libraries.

INTERNET WEB SITES. Weekly Reader, AGS, and World Almanac all have free Internet web sites, which allow customers to order their products. The Weekly Reader web site: features pages specifically addressing students, teachers, and parents; and offers materials in the form of puzzles, experiments and games that correlate with the content of Weekly Reader periodicals.

The AGS web site, provides extensive company information, customer service information, order placement information and a complete description of its products. The web site also includes product forums which give detailed information about those specific products. AGS had approximately $6.8 million in web site sales, including orders initiated with an Internet effort code and actual online orders, in 2003.

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

The CompassLearning web site serves as a customer resource for information about its software solutions.

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

COMPETITION

WEEKLY READER. Our primary competitors in the Pre K-12 classroom periodicals market are Scholastic Inc. and Time, Inc. These publishers together with Weekly Reader publish virtually the entire market of periodicals targeted for Pre K-12 classrooms. Scholastic Inc. publishes nine editions in the elementary school market and eight editions in the middle and secondary school market. Time, Inc. publishes three editions in the elementary school market and no editions in the middle and secondary school market. Competition in the school periodicals market is based primarily on content, price, reputation, and customer service.

In the elementary school periodicals market, we believe we have a competitive advantage over both our competitors with respect to grade appropriate content that has close ties to school curriculum.

In the secondary school periodicals market, our competitive strengths include content that has strong educational value and ties to school curriculum.

In skills books we compete with many large and small publishers, primarily on the basis of: subject matter expertise and price.

In sponsored supplemental educational materials, Lifetime Learning Systems competes primarily with Scholastic Inc., as well as with other regional competitors. Competition in this market is based on editorial quality, distribution capability and cost.

Lifetime Learning Systems' core competencies, which we believe give us a significant competitive advantage over our smaller competitors, include: the Weekly Reader brand recognition with our corporate sponsors; multiple media product development offerings; and broad distribution capabilities through both its own and Weekly Reader's distribution channels.

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

COMPASSLEARNING. Within the electronic courseware market, we compete primarily with other providers of integrated curriculum software and, to a lesser extent, with independent software vendors and traditional print education publishers. Our primary competitors are: Plato Learning/Lightspan; NCS Learn; and Riverdeep.

Competition in the supplemental electronic instructional materials market is based primarily upon product effectiveness, design flexibility and relationships with customers. We believe we are competitive on all these factors. Our new Odyssey product recently won excellence awards from Technology and Learning magazine and is ahead of most of our competitors in its architecture, flexibility and curriculum depth/breadth.

WORLD ALMANAC. World Almanac Education Library Services is a niche player in the school and public library distribution business. Competitors range from full service distributors, such as Follet Library Resources and Baker & Taylor Corporation, to smaller ones such as Gumdrop Books, Inc. and Davidson Publishing, Inc. World Almanac Education Library Services competes with larger distributors by providing: more product information; better customer service; and a pre-screened selection of the season's titles.

Gareth Stevens, Inc. competes in the K-12 nonfiction and fiction-publishing segment of this market which is highly fragmented with many competitors ranging from small publishers that specialize in the library market to larger publishers that also sell into the trade market. Some of Gareth Stevens, Inc.'s larger competitors (and their library imprints or subsidiaries) include: Reed Elsevier (Heinemann Library, Raintree Steck Vaughn); Scholastic (Children's Press, Franklin Watts); The Gale Group (Lucent, Greenhaven, KidsHaven, Blackbirch); Capstone Publishing; Haights Cross (Chelsea House); Rosen Publishing Group (Rosen, Rosen Central, PowerKids Press); Lerner Publishing.

Competition in the electronic reference materials category is somewhat more concentrated. Some of the larger competitors in this category include: The Gale Group, Inc.; EBSCO Industries, Inc.; ProQuest, Inc.

Products sold to school and public libraries tend to be less price sensitive than in a consumer market. The World Almanac(R) and Book Of Facts competes primarily with the three other almanacs currently available: The
Time/Information Please Almanac; The New York Times Almanac; and Encyclopedia Britannica Almanac.

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

Order processing, customer service, cash application, collection functions and fulfillment are typically performed at separate locations for each of our operating subsidiaries, including at: Delran, New Jersey for Weekly Reader; Circle Pines and Shoreview, Minnesota for AGS; Phoenix, Arizona, Springfield, Illinois and San Diego, California for CompassLearning; and Delran, New Jersey, Milwaukee, Wisconsin, New York, New York and Cleveland, Ohio for World Almanac.

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

COMPASSLEARNING. CompassLearning's computer software products are copyrighted by CompassLearning, but incorporate software under license from other entities, where needed. In addition, we periodically obtain permission to use excerpts of third-party materials on an ongoing basis in some of our products or obtain a license from these parties to act as a distributor of their products.

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

ENVIRONMENTAL MATTERS

We are subject to environmental laws and regulations relating to the protection of the environment, including those that regulate the generation and disposal of hazardous materials and worker health and safety. We believe that we currently conduct our operations in substantial compliance with applicable environmental laws and regulations. Based on our experience to date, the nature of our operations and an environmental indemnity from PRIMEDIA delivered with the 1999 recapitalization transactions by which WRC Media acquired its interest in Weekly Reader and World Almanac, we believe that the future cost of compliance with existing environmental laws and regulations and any liability for environmental claims will not have a material adverse effect on our financial condition or results of operations.

EMPLOYEES

At December 31, 2003, we had a total of approximately 904 employees. None of our employees are represented by any union or other labor organization. We have had no recent strikes or work stoppages and believe our relations with our employees are good.

PART I.

ITEM 2.  PROPERTIES

The Company maintains its headquarters in the metropolitan New York area, where it leases approximately 35,000 square feet of space for executive offices and certain of its operating divisions. The Company is investigating consolidation and subleasing possibilities for more economic and efficient operation. In 2003, the Company entered into an agreement to sublease approximately 11,000 square feet of excess space in its headquarters location. The Company also leases an aggregate of approximately 420,000 square feet of office, warehouse and mixed use space in Connecticut, California, Arizona, Minnesota, Florida, New Jersey, Ohio, Illinois and Wisconsin.

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

As previously disclosed in our Form 8-K filed with the SEC on December 15, 2003, the SEC is conducting a preliminary inquiry concerning the Company and has requested that the Company voluntarily provide the SEC with various documents and information, and that certain officers and employees of the Company voluntarily give testimony or be interviewed. The Company is cooperating fully with the SEC inquiry, and has continued to provide all documents, information and testimony requested by the SEC, and has arranged all interviews requested by the SEC with Company employees. The Company cannot predict the final outcome of this inquiry at this time.

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

ITEM 5. MARKET FOR THE REGISTRANT'S SENIOR SUBORDINATED NOTES

The Company's 12.75% Senior Subordinated Notes are traded on the
Over-the-Counter Market under the symbol WRCMED.

PART II.

ITEM 6. SELECTED HISTORICAL FINANCIAL INFORMATION WRC MEDIA AND ITS SUBSIDIARIES

The Selected Historical Financial Information for the periods set forth in this
Item 6 has been revised to reflect the restatement. For a discussion of the restatement of our financials for 2001 through 2003, see "Item 8. Consolidated Financial Statements--WRC Media Inc. and Subsidiaries--Note 24. Restatement."

The following table presents selected historical consolidated financial information for WRC Media and its subsidiaries as of and from the date of inception (May 14, 1999) to December 31, 1999 and selected historical consolidated financial information for WRC Media and its subsidiaries as of and for the years ended December 31, 2000, 2001, 2002 and 2003. The selected historical consolidated financial information presented in the table below is derived from the historical consolidated financial statements of WRC Media and its subsidiaries as of and for the period May 14, 1999 (inception) through December 31, 1999 and as of and for the year ended December 31, 2000 and 2001, which are not included elsewhere in this annual report and the historical consolidated financial statements of WRC Media and its subsidiaries as of December 31, 2002 and 2003 and for the years ended December 31, 2001, 2002 and 2003, which are included elsewhere in this report. The selected historical consolidated financial information does not purport to indicate results of operations as of any future date or for any future period. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-WRC Media and Subsidiaries," and the financial statements of WRC Media and its subsidiaries and the notes to them, included elsewhere in this report.

ITEM 6  SELECTED FINANCIAL DATA -- WRC MEDIA, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
                                                             Period from
                                                            May 14, 1999 -              Year Ended December 31,
                                                             December 31,   --------------------------------------------------------
                                                                1999            2000           2001           2002          2003
------------------------------------------------------------------------------------------------------------------------------------
                                                             (As Restated   (As Restated       (As            (As           (As
                                                            and Unaudited)  and Unaudited)   Restated)      Restated)     Restated)
STATEMENT OF OPERATIONS DATA:
REVENUE, NET                                                    $ 50,570        $ 217,743     $ 226,897      $ 207,873    $ 202,703
GROSS PROFIT                                                      34,468          151,366       162,151        147,920      146,258
SALES AND MARKETING                                               14,030           49,002        55,107         48,588       47,201
RESEARCH AND DEVELOPMENT                                           3,861            4,708         5,989          1,728        1,424
GENERAL AND ADMINISTRATIVE EXPENSES (a)                            8,904           51,371        54,138         50,793       50,370
OTHER OPERATING COSTS:
  RESTRUCTURING COSTS AND OTHER NON-RECURRING EXPENSE (b)                               -             -          8,594        1,018
  AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS
  AND DEPRECIATION (c)                                             5,334           71,005        62,445         19,718       19,826
  WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT (d)             9,000            2,250             -              -            -
INCOME (LOSS) FROM OPERATIONS                                     (6,661)         (26,970)      (15,528)        18,499       26,419
INTEREST EXPENSE                                                   7,902           35,450        33,455         30,061       29,349
NET LOSS                                                         (18,422)         (62,789)      (51,224)       (22,085)      (7,434)
BALANCE SHEET DATA:
 (END OF YEAR)
WORKING DEFICIT                                                   (9,990)         (26,525)      (19,552)       (34,550)     (34,495)
TOTAL ASSETS                                                     573,138          503,443       467,130        438,636      420,207
LONG TERM OBLIGATIONS (Long term debt, including current
  portion and Redeemable preferred stock)                        341,324          351,944       373,171        384,712      402,103
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             108,352           32,352       (17,834)       (60,126)     (85,731)
OTHER DATA:
  CAPITAL EXPENDITURES, including pre-publication costs              700            9,198        11,194         11,146       10,408

----------
a) General and administrative expenses comprise distribution, circulation and fulfillment, editorial and general and administrative expenses.

b) For the years ended December 31, 2002 and 2003, $8,594 and $1,018 of restructuring costs and other non-recurring expenses were recorded in connection with the Company's 2002 Plan of Restructuring, respectively. The major cost reduction initiatives included in the 2002 Plan of Restructuring consisted of: closure of facilities and a reduction in work force. One hundred and seven positions were eliminated throughout WRC Media. The workforce reduction involved each of the four operating units of the Company. For the year ended December 31, 2003, an additional $826 of restructuring costs was recognized, consisting of $605 in lease costs adjustment due to updating assumptions used in determining the fair value of remaining lease obligations associated with facilities vacated in 2002 and additional severance in the amount of $221 related to an executive severed in 2002. As well, $192 of due diligence and other costs related to an acquisition that was not completed and is not expected to be completed in the foreseeable future are included in this expense.

c) Includes depreciation of fixed assets, amortization of prepublication costs, goodwill, and other intangibles.

d) WRC Media and its subsidiaries ("WRC") wrote off purchased in-process research and development on July 14, 1999 after its purchase of CompassLearning. WRC also wrote off $2,250 of in-process R&D related to a next generation reading system deemed not to be technologically feasible in fiscal 2000.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
                                 WEEKLY READER

The Selected Historical Financial Information for the periods set forth in this
Item 6 has been revised to reflect the restatement. For a discussion of the restatement of our financials for 2001 through 2003, see "Item 8. Consolidated Financial Statements--Weekly Reader Corporation and Subsidiaries--Note 20. Restatement."

The following table presents selected historical consolidated financial information for Weekly Reader and its subsidiaries as of and for each of the five years in the period ended December 31, 2003. The selected historical consolidated financial information presented below is derived from the historical consolidated financial statements of Weekly Reader as of December 31, 1999, 2000 and 2001 and for the years ended December 31, 1999 and 2000, which are not included in this annual report, as well as the historical consolidated financial statements of Weekly Reader as of December 31, 2002 and 2003 and for the years ended December 31, 2001, 2002 and 2003 which are included elsewhere in this annual report. The selected historical consolidated financial statements do not indicate results of operations as of any future date or for any future period. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Weekly Reader and Subsidiaries" and the financial statements and related notes to them included elsewhere in this report.

ITEM 6  SELECTED FINANCIAL DATA -- WEEKLY READER CORPORATION AND SUBSIDIARIES
                                                                                    Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                                1999           2000          2001          2002         2003
----------------------------------------------------------------------------------------------------------------------------------
                                                             (As Restated   (As Restated  (As Restated) (As Restated)(As Restated)
Statement of Operations Data:                                and Unaudited) and Unaudited)
REVENUE NET (b)                                               $ 148,287      $ 154,873     $ 158,480    $ 155,055    $ 152,110
GROSS PROFIT (c)                                                108,076        113,642       117,583      116,408      114,371
SALES AND MARKETING                                              24,316         27,183        29,478       28,179       28,241
GENERAL AND ADMINISTRATIVE EXPENSES (d,e,f)                      45,374         42,214        45,026       43,513       44,002
OTHER OPERATING COSTS:
    RESTRUCTURING COSTS AND OTHER NON-RECURRING EXPENSES (g)          -              -             -        4,280         (516)
    AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS
      AND DEPRECIATION (h)                                       14,500          8,812        10,749        9,221       10,794
INCOME FROM OPERATIONS                                           23,886         35,433        32,330       31,215       31,850
INTERCOMPANY INTEREST EXPENSE                                    10,133              -             -            -            -
INTEREST EXPENSE, NET                                             4,690         34,293        32,267       28,877       28,091
NET INCOME (LOSS)                                                 4,034            779          (852)        (898)       2,451
BALANCE SHEET DATA:
   (END OF YEAR)
     WORKING CAPITAL (DEFICIT)                                      218         (2,376)       (5,575)      (8,762)      (3,043)
     TOTAL ASSETS                                               237,186        227,377       229,150      226,084      222,756
     LONG TERM OBLIGATIONS (Long term debt and
        Redeemable preferred stock)                             352,962        362,676       382,984      393,592      410,038
     TOTAL STOCKHOLDERS' DEFICIT                               (190,530)      (202,392)     (215,872)    (231,226)    (240,958)
OTHER DATA:
     CAPITAL EXPENDITURES (including prepublication costs)        5,870          7,613        10,966       10,834        9,576
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

(b) For the year ended December 31, 1999, $440 of sales were recorded to account for non-recurring income related to a discontinued contract.

(c) For the year ended December 31, 1999, $866 of cost of goods sold were recorded to account for a non-recurring charge to inventory.

(d) General and administrative expenses comprise distribution, circulation and fulfillment, editorial and general and administrative expenses.

(e) For the year ended December 31, 1999, $600 of general and administrative expenses were recorded to account for non-recurring litigation.

(f) Includes through November 17, 1999, cost for (1) amounts allocated as corporate overhead to Weekly Reader by PRIMEDIA and its other operating companies, such as, executive management costs, salaries and fringe benefits for legal, financial, information technology expenses, real estate expenses and third party costs; and (2) direct group overhead costs such as the salaries, fringe benefits and expenses for PRIMEDIA staff directly involved in Weekly Reader's operations.

(g) For the years ended December 31, 2002 and 2003 $4,280 and ($516) of restructuring costs and other non-recurring expense were recorded in connection with the Company's 2002 Plan of Restructuring. The major cost reduction initiatives included in the 2002 Plan of Restructuring consisted of: closure of facilities and a reduction in work force. Fifty-one positions were eliminated throughout Weekly Reader Corporation. The workforce reduction involved each of the three operating units of Weekly Reader Corporation. For the year ended December 31, 2003, an adjustment of $516 was recognized relating to updating assumptions used in determining the fair value of remaining lease obligations associated with facilities vacated in 2002.

(h) Includes depreciation of fixed assets, amortization of prepublication costs, goodwill, and other intangibles.


PART II.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition as of December 31, 2003 of WRC Media Inc. ("WRC Media") and its subsidiaries, Weekly Reader Corporation and its subsidiaries, and their results of operations for the years ended December 31, 2001, 2002 and 2003. You should read the following discussion in conjunction with the Consolidated Financial Statements of WRC Media and its subsidiaries and Weekly Reader Corporation and its subsidiaries ("Weekly Reader") and the Notes thereto included in "Item 8. Consolidated Financial Statements." Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries. This discussion and analysis contains forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

In connection with the audit of our 2003 consolidated financial statements and the reaudit of our 2001 consolidated financial statements, we have restated our previously audited consolidated balance sheets as of December 31, 2001, 2002 and 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001, 2002 and 2003 (the "restatement"). The restatement also included adjustments that affected periods prior to 2001. The impact of the restatement on periods prior to 2001 was reflected as an adjustment to beginning accumulated deficit as of January 1, 2001.

On March 31, 2004, the Company filed a Form 8-K that included its consolidated financial statements for December 31, 2002 and 2003, which had been restated to correct certain accounting errors (the "Initial Restatement"). At that time, the Company announced that the reaudit of its 2001 financial statements was in progress and that completion of the reaudit could result in additional restatements to its financial statements. Subsequent to the Initial Restatement, the reaudit of the Company's 2001 financial statements was completed and identified additional errors that impacted the Company's consolidated financial statements for 2001, 2002 and 2003. Accordingly, the Company has restated its previously reported 2002 and 2003 financial statements and its 2001 financial statements for the correction of these additional errors (the "Further Restatement"). The Company believed that upon furnishing its audited 2003 financial statements to the holders of its 12 3/4% senior subordinated notes and filing such statements with the SEC in the Company's March 31, 2004 Form 8-K that it was in compliance with the indentures information requirements. The report of Deloitte & Touche LLP included in the Form 8-K contained an explanatory paragraph regarding the Company's ability to continue as going concern due to the possibility that the trustee or noteholders might assert a breach under the indenture to furnish audited financial statements for 2001 and potentially attempt to accelerate the payment of the notes. The filing of this Annual Report on Form 10-K and the completion of the reaudit of our 2001 financial statements obviates the possibility of any potential breach of the indenture.

The Initial Restatement primarily relates to (i) correction of errors made in the application of GAAP and (ii) correction of certain of the Company's historical accounting policies to conform to accounting principles generally accepted in the United States ("GAAP"). Described below are the matters for which the Company has restated its consolidated financial statements for 2001 and 2002 in connection with the Initial Restatement.

o Software and Services Sale. In December 2002, the Company recorded a $1,860 receivable of revenue from the sale of educational software and services to a school district. Of this amount, $1,169 was recognized as revenue during the fiscal quarter ended December 31, 2002, and $691 was recorded as a deferred revenue liability as of December 31, 2002. Accrued sales commissions of $342 also were recorded. In the first quarter of 2003, this $1,169 of revenue previously recognized in December 2002 was offset by recording a new bad debt reserve of $920 and by retaining an excess of $250 in the Company's allowance for doubtful accounts, which excess amount would have otherwise been reversed. The Company has concluded that the sale did not meet the criteria under GAAP for revenue recognition for the year ended December 31, 2002, and that it incorrectly recorded the related bad debt reserve and retained the excess allowance for doubtful accounts in 2003. The Company has corrected these errors by reversing these transactions. The net effect for the year ended December 31, 2002 was to increase net loss by approximately $827. In addition, total assets decreased by approximately $1,860 and total liabilities decreased by $1,033, including a decrease in deferred revenue of $691 as of December 31, 2002.

o ChildU Goodwill Reduction. The Company's subsidiary, ChildU, Inc., was acquired in 2001. In connection with such acquisition, the Company issued shares of its common stock to the holders of notes issued by ChildU. The Company has determined that the value assigned to these shares when the Company recorded the purchase price for this acquisition in its historical financial statements for 2001 exceeded the fair market value of these shares. Accordingly, the Company has restated its financial statements to record correctly the fair market value of these shares, which had the effect of reducing goodwill and additional paid-in capital, by approximately $3,419 as of December 31, 2001. In addition, the Company allocated primarily all of the purchase price to goodwill, and had assigned that goodwill an estimated life of 40 years. The asset acquired was software technology and not goodwill. The Company has restated its financial statements to record the software technology and to amortize such acquired technology over its estimated useful life of five years, which had the effect of increasing intangibles amortization expense by $976 and $1,672 in 2001 and 2002, respectively. The Company also incorrectly charged certain severance costs against acquisition reserves, and accordingly has restated the 2001 and 2002 financial statements to correct for such errors. The net effect of such adjustments was to increase net loss by $708 and $1,092 for the year ended December 31, 2001 and 2002, respectively.

Following the determination to restate the Company's financial statements for 2001 and 2002 for the matters described above, the Company also determined that it would correct for certain errors made in the application of GAAP that had not previously been corrected because in each such case it believed that the amount of any such error was not material to its consolidated financial statements. These matters are described below.

o CompassLearning/Weekly Reader Goodwill Reduction. In connection with the acquisitions of CompassLearning, and Weekly Reader in 1999, the Company also recorded certain other reserves for a planned restructuring related to the acquisitions. The Company recorded reserves of $5,538 related to estimated liabilities it believed it had assumed at the date of such acquisitions. The Company also recorded a reserve of $1,705 related to an estimated liability associated with the rationalization of the shipping schedule of the Weekly Reader magazine in 2000. The Company concluded that the purchase reserves associated with these estimated liabilities, and the elements of the restructuring plan that had not yet been completed should be reversed in 2001. The excess purchase reserves associated with fiscal year 2000 activity specifically, the $1,350 of costs incurred to evaluate CompassLearning's software in order to determine a future growth strategy; $2,250 of in-process R&D related to a Next-generation reading system deemed not be technologically feasible;

     $1,800 of recruiting and consulting costs incurred to transition the companies acquired to a standalone public company and $150 for other estimated liabilities assumed were reversed against goodwill and charged to accumulated deficit as of January 1, 2001 as the Company determined that the reversal of the excess purchase reserves and corresponding reduction in goodwill should have been recorded in 2000. The Company also reversed the $1,705 reserve, and reduced goodwill in a corresponding amount, because the Company determined that such reserve had been incorrectly recorded in 2000. The Company has determined that the reversal of the excess purchase reserves and corresponding reduction of goodwill should have been recorded in 2000 rather than 2001 and that the reversal of the $1,705 reserve and corresponding reduction in goodwill should have been recorded in 2000 rather than 2002. Accordingly, the Company has restated its 2001 and 2002 financial statements to correct these errors. The net effect of the adjustments as of January 1, 2001 increased the accumulated deficit by $5,961 and increased net loss by $706 in 2001.

o Barter Transaction. In connection with a failed licensing barter transaction for which it had incorrectly recorded revenue in 2001, the Company had increased operating costs and expenses for 2001 by the amount of the revenue recorded, instead of reversing such net revenue amount, as required by GAAP. The Company has restated its financial statements for 2001 to correct this error, with the net effect being to reduce net revenue and operating costs and expenses by $1,500 for the year ended December 31, 2001, with no impact on the Company's net loss.

o CompassLearning Minimum Purchase Guarantee. In connection with the acquisition of CompassLearning, the Company entered into a minimum purchase guarantee agreement with the seller of CompassLearning. In 2001, the Company incorrectly recorded as revenue amounts that the seller was required to purchase under the agreement, which the seller did not purchase. In its historical financial statements for 2001, the Company also recorded an intangible asset in an amount equal to the amount of revenue incorrectly recorded. In 2002 and 2003, amortization of $527 and $235, respectively, of this intangible was recorded against gross sales as purchases were actually made. Recording this intangible asset and the related amortization did not conform to GAAP. The Company has restated its financial statements to reverse this transaction, with the net effect being to increase the Company's net loss by $762 for the year ended December 31, 2001 and decrease the Company's net loss in 2002 by $527.

o Distributor Sales. Historically the Company recognized revenue under a distribution contract between its subsidiary, World Almanac Education Group, and a distributor at the time that the Company shipped our products to the distributor rather than at the time those products were resold by the distributor. The Company also recorded distribution fees under this contract as operating costs and expenses, based on its understanding of the distribution contract. The Company has determined to recognize revenue only at the time the distributor ships these products to its customer. In addition, the Company should have recorded distributions fees as a reduction of revenue, rather than as a separate operating cost and expense item. The Company has restated its financial statements which increased its net loss by $164 for the fiscal year ended December 31, 2001, decreased its net loss and increased net assets by $168 for the year ended December 31, 2002.

o Rent. The Company has two leases that have "free rent" incentives at the commencement of the leases and also contain rent escalation clauses (which clauses provide for rent increases over time) for which it was required under GAAP to record the average rent expense ratably over the lease term. In its historical 2001 financial statements, however, the Company recorded the rent expense from these leases as it was paid. In its historical 2002 financial statements, the Company began correctly recording the average rent expense for these leases, but it calculated the average rent using the remainder of the lease term instead of the entire lease term. The Company has restated its financial statements to correct these errors. As a result, rent expense increased in 2001 because the average rent to be paid over the lease terms was greater than the actual rent paid in 2001 and rent expense decreased in 2002 and 2003 because of the longer lease terms used to calculate the average rent. In 2001, the Company also incorrectly capitalized some rent expense prior to its occupancy of a certain leased premise as a prepaid rent asset and amortized it, rather than recording it as an expense, as required by GAAP. The Company has restated its financial statements to correct these errors, with the net effect being to increase its net loss by $1,005, for the year ended December 31, 2001, to decrease its net loss by $412 and increase total assets by $352 for the year ended December 31, 2002.

o Intercompany Sales. Certain sales between two subsidiaries of World Almanac were recorded in 2001 as revenue for one subsidiary and as a corresponding operating cost and expense for the other subsidiary, rather than being eliminated, as required by GAAP. The Company has restated its financial statements for 2001 to eliminate these intercompany sales. As a result of this correction, revenue decreased by $795 for the year ended December 31, 2001 with a corresponding decrease in operating costs and expenses, and no impact on the Company's net loss for the year then ended.

o Common Stock Warrants. During 1999, the Company issued warrants to purchase its common stock to purchasers of certain debt securities and a lender under a term loan facility. The Company incorrectly recorded the fair value of the warrants, as a liability due to a related party. The Company has restated its 2001 and 2002 financial statements to correctly record the fair value of the warrants as additional paid-in capital. As a result of this correction, liabilities decreased by $2,160 and additional paid-in capital increased by a corresponding amount.

o Other. The Company has made a number of other corrections, including adjustments relating to various accruals such as compensation and fringe benefit costs, deferred revenue, legal costs and other immaterial items.

In connection with the reaudit of the Company's 2001 consolidated financial statements, management determined that it had incorrectly accounted for the following items, which comprise the Further Restatement: (i) intangible assets acquired in 1999 in connection with the Company's acquisition of Weekly Reader Corporation; (ii) acquisition reserves for acquisitions in 1999; (iii) its adoption of SFAS 142 and the preparation of its transitional impairment analysis
(iv) deferred tax liabilities recognized upon adoption of SFAS 142; (v) Senior Preferred Stock dividends, and (vi) a number of other immaterial items which the Company has corrected including various accruals such as compensation and fringe benefit costs, severance and consulting costs and legal costs in 2001, 2002 and 2003.

Described below are the matters for which the Company has restated its consolidated financial statements for 2001, 2002 and 2003 in connection with the Further Restatement.

o WRC Media Goodwill and Intangible Assets. In connection with the reaudit of the Company's 2001 consolidated financial statements, the Company has reconsidered the assumptions used to determine the estimated fair value and economic lives of the intangible assets acquired in connection with the 1999 acquisition and recapitalization of Weekly Reader Corporation by WRC Media Inc ("the 1999 Intangible Assets"). The Company has determined that the original basis for estimating the fair value and economic lives of the intangible assets was a valuation report that the former owners of Weekly Reader Corporation had provided to WRC Media at the time of the 1999 acquisition. Accordingly, in 2004, the Company engaged a valuation consulting firm to assist management in assessing the fair values and economic lives of the 1999 Intangible Assets as of the acquisition date. As a result, certain estimated fair values and economic lives of the 1999 Intangible Assets have been revised. Accordingly, the Company has restated its financial statements to correctly state the estimated fair value and economic lives of the 1999 Intangible Assets acquired as of November 17, 1999. This had the effect of increasing goodwill by $36,238 and decreasing other intangible assets, in the aggregate, by the same amount. Other intangible assets include Copyrights, Customer lists and Trademarks. Copyrights increased by $4,733 and their estimated useful life was amended from 10 years to approximately 20 years, Customer lists decreased by $13,680 and their estimated useful life decreased from 10 years to approximately 8.5 years and Trademarks decreased by $27,291 and their estimated useful life decreased from 40 years to approximately 39 years, as of January 1, 2001. In addition, the Company has restated its financial statements to correct amortization expense for goodwill and other intangible assets, which had the effect of reducing accumulated deficit as of January 1, 2001 by $6,294, and reducing amortization expense of intangible assets by $3,410 in 2001, $2,305 in 2002 and $1,499 in 2003.

o CompassLearning/Weekly Reader Additional Goodwill Reduction. As discussed above the Company recorded certain reserves for a planned restructuring in connection with the acquisitions of CompassLearning and Weekly Reader Corporation. In connection with the reaudit of its 2001 consolidated financial statements, the Company determined that it had incorrectly recorded reserves of $3,106 related to estimated liabilities it believed it had assumed at the date of such acquisitions. The Company concluded that the acquisition reserves associated with these liabilities should have been reversed in 1999. The estimated liabilities associated with the excess reserves included $1,522 of debt issuance costs, $1,157 of severance and consulting fees, primarily attributable to employees or consultants hired subsequent to the acquisition date, $362 of leasehold improvements for space to be occupied by employees of World Almanac Group and other administrative costs of $65. The Company determined that goodwill and the related acquisition reserves should be reduced by $3,106. The Company restated its 2001, 2002 and 2003 financial statements to correct for these errors. The net effect of such adjustments was to increase the accumulated deficit as of January 1, 2001 by $224 and to increase net loss by $1,425, $240 and $214 for the years ended December 31, 2001, 2002 and 2003, respectively.

o Goodwill and Long-lived Intangible Asset Impairment. On January 1, 2002, the Company adopted SFAS 142 for its goodwill and intangible assets. As a result, the Company recorded a transitional goodwill and indefinite lived intangible asset impairment charge of $72,022 at American Guidance Service, Inc. ("AGS") a subsidiary of Weekly Reader Corporation. This charge was reported as a cumulative effect of accounting change, as of January 1, 2002, in the Consolidated Statements of Operations. In connection with the reconsideration of the assumptions used to determine the estimated fair value and economic lives of the 1999 Intangible Assets discussed above, the Company updated its transitional impairment analysis and determined that it had incorrectly calculated the fair value of its reporting units. Accordingly, the impairment charge of $72,022 at AGS was incorrect and not required. Upon adoption, the Company ceased amortization of goodwill and indefinite lived intangible assets, which primarily consist of trademarks. As required by SFAS No. 142, the Company reviewed its indefinite lived intangibles (goodwill and trademarks) for impairment as of January 1, 2002. The Company has five reporting units with goodwill. Goodwill was tested for impairment at the reporting unit level. The Company's measurement of fair value was based on an evaluation of future discounted cash flows. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow evaluation considered several earnings scenarios and the likelihood of possible outcomes. Collectively, this evaluation was management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that corresponds to the Company's weighted-average cost of capital. This discount rate range assumed was consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the WRC Media's reporting units. Certain other key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including pre-publication costs, are based on reasonable estimates related to the Company's strategic initiatives and current market conditions. Such assumptions also are consistent with those utilized in the Company's annual planning process. The Company has restated its 2002 and 2003 financial statements to correct for this error. The net effect of such adjustment was to decrease the net loss by $72,022 for the year ended December 31, 2002.

o Deferred Tax Liabilities. The Company recognized non-cash deferred income tax expense and a deferred tax liability of approximately $8,700 on January 1, 2002 in connection with its adoption of SFAS 142. The deferred tax liability relates to the excess of tax over book amortization of tax-deductible goodwill and trademarks since the timing of the reversal of this liability is indefinite, unless the related assets are sold or an impairment of the assets is recorded, and can no longer be offset by the Company's net operating loss carry-forwards, which expire within a statutory period. During each of 2002 and 2003, the Company recorded additional deferred income tax expense of $2,000.

     The non-cash deferred income tax expense recorded on January 1, 2002 has been reduced to $5,200; a decrease of $3,500. The non-cash income tax expense recorded during the years ended December 31, 2002 and 2003 increased by $700 from $2,000 to $2,700 and by $900 from $2,000 to $2,900, respectively. These restatements are principally due to reversal of the impairment charges and the revision of the estimated fair values and economic lives of the 1999 Intangible Assets as discussed above.

o    15% Senior Preferred Stock due 2011. In 1999, the Company issued
     3,000,000 shares of 15% Senior Preferred Stock due in 2011. The Senior Preferred Stock accrues dividends at a rate of 15% per annum. The Certificate of designation provides that the Senior Preferred Stock was subject to a default or penalty dividend of 0.5% in the event the Senior Preferred Stock was not registered with the Securities and Exchange Commission by dates specified in the Certificate of Designation. The Senior Preferred Stock was not registered by such dates and, therefore, the penalty dividend was applicable from August of 2000 through November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with that conclusion. The Company had not previously recorded this penalty dividend. The recording of the penalty dividends (and required compounding in subsequent periods) resulted in the Company increasing accrued dividends on Senior Preferred Stock by $505, $110 and $128 during the years ended December 31, 2001, 2002 and 2003, respectively.

o Other. In connection with the reaudit of the Company's 2001 financial statements, the Company has made a number of other corrections to the 2001, 2002 and 2003 financial statements, which collectively were immaterial including adjustments relating to various accruals such as compensation and fringe benefit costs, advertising and promotional expense, and other immaterial items.

After giving effect to the Initial Restatement and the Further Restatement, the Company believes it was and is in compliance with the financial covenants in its credit facility for all of the reporting periods affected, other than the fourth quarter of 2003, for which the lenders under the credit facility granted the Company a waiver.

The effect of the Initial and Further Restatements for years prior to 2001 was to increase accumulated deficit by $56 from $95,893 to $95,949 at January 1, 2001, decrease total assets by $1,021 from $504,464 to $503,443 at January 1, 2001, increase goodwill by $26,160 from $229,498 to $255,658 at January 1, 2001 and increase additional paid in capital by $2,160 at January 1, 2001.

Summarized below are the significant effects of the restatement, including the Initial Restatement and the Further Restatement:

                                                                                            December 31, 2003
                                                          ---------------     --------------------------------------------------
                                                           As Previously
                                                             Reported in                Further
                                                          March 31, 2004              Restatement
                                                             Form 8-K (1)              Adjustments                  As Restated
                                                          ---------------     ---------------------   --------------------------
ASSETS
Current Assets:
     Cash and cash equivalents                            $        1,432                              $                   1,432
     Accounts receivable, net                                     30,027                                                 30,027
     Inventories, net                                             16,652                                                 16,652
     Prepaid expenses                                              3,367                                                  3,367
     Other current assets                                          1,889                                                  1,889
                                                          ---------------     ---------------------   --------------------------

       Total current assets                                       53,367                         -                       53,367

Property and equipment, net                                        5,526      $                266                        5,792
Capitalized software, net                                          7,293                                                  7,293
Goodwill                                                         143,149                    98,175                      241,324
Deferred financing costs, net                                      4,939                       736                        5,675
Other intangible assets, net                                      92,610                   (15,750)                      76,860
Other assets and investments                                      30,448                      (552)                      29,896
                                                          ---------------     ---------------------   --------------------------

       Total assets                                       $      337,332      $             82,875    $                 420,207
                                                          ===============     =====================   ==========================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                     $       16,963                              $                  16,963
     Accrued payroll, commissions and benefits                     9,356                                                  9,356
     Current portion of deferred revenue                          35,900                                                 35,900
     Other accrued liabilities                                    17,166                                                 17,166
     Current portion of long-term debt                             8,477                                                  8,477
                                                          ---------------     ---------------------   --------------------------

       Total current liabilities                                  87,862                         -                       87,862

Deferred revenue, net of current portion                             959                                                    959
Deferred tax liabilities                                          12,700      $             (1,900)                      10,800
Long-term debt                                                   262,925                                                262,925
                                                          ---------------     ---------------------   --------------------------

       Total liabilities                                         364,446                    (1,900)                     362,546
                                                          ---------------     ---------------------   --------------------------

Commitments and contingencies
15% redeemable senior preferred stock                            129,767                       934                      130,701
                                                          ---------------     ---------------------   --------------------------
Warrants on common stock of subsidiaries                          11,751                                                 11,751
                                                          ---------------     ---------------------   --------------------------
Common stock subject to redemption                                   940                                                    940
                                                          ---------------     ---------------------   --------------------------

Stockholders' deficit:
     Common stock                                                     70                                                     70
     18% convertible preferred stock                              21,919                                                 21,919
     Additional paid-in capital                                  131,753                         -                      131,753
     Accumulated other comprehensive loss                         (1,899)                                                (1,899)
     Accumulated deficit                                        (321,415)                   83,841                     (237,574)
                                                          ---------------     ---------------------   --------------------------

       Total stockholders' deficit                              (169,572)                   83,841                      (85,731)
                                                          ---------------     ---------------------   --------------------------

       Total liabilities and stockholders' deficit        $      337,332      $             82,875    $                 420,207
                                                          ===============     =====================   ==========================


(1) As originally reported in WRC Media Inc.'s Form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.

                                                                                Year Ended December 31, 2003
                                                                  -----------------------------------------------------
                                                                   As Previously
                                                                    Reported in         Further
                                                                   March 31, 2004     Restatement
                                                                    Form 8-K (1)      Adjustments        As Restated
                                                                  ----------------  ----------------    ---------------
Revenue, net                                                      $       202,704   $            (1)    $      202,703

Cost of goods sold                                                         56,401                44             56,445
                                                                  ----------------  ----------------    ---------------

     Gross profit                                                         146,303               (45)           146,258
                                                                  ----------------  ----------------    ---------------

Costs and expenses:
     Sales and marketing                                                   47,201                 -             47,201
     Research and development                                               1,424                 -              1,424
     Distribution, circulation and fulfillment                             14,626                 -             14,626
     Editorial                                                             10,365                 -             10,365
     General and administrative                                            25,679              (300)            25,379
     Restructuring costs and other non-recurring expenses                   1,018                 -              1,018
     Depreciation                                                           2,256                24              2,280
     Amortization of intangible assets                                     19,045            (1,499)            17,546
                                                                  ----------------  ----------------    ---------------

     Total operating costs and expenses                                   121,614            (1,775)           119,839
                                                                  ----------------  ----------------    ---------------

     Income from operations                                                24,689             1,730             26,419

Interest expense, including amortization
   of deferred financing costs                                            (29,159)             (190)           (29,349)
Other income (expense), net                                                (1,153)             (300)            (1,453)
                                                                  ----------------  ----------------    ---------------

     Loss before income tax provision                                      (5,623)            1,240             (4,383)

Income tax provision                                                        2,151               900              3,051
                                                                  ----------------  ----------------    ---------------

     Net loss                                                     $        (7,774)  $           340     $       (7,434)
                                                                  ================  ================    ===============

(1) As originally reported in WRC Media Inc.'s Form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.

                                                                              December 31, 2002
                                                     ----------------------------------------------------------------
                                                                                                          As
                                                      As Previously         Initial              Previously Restated
                                                       Reported in        Restatement              in March 31, 2004
                                                     2002 Form 10-K       Adjustments                Form 8-K (1)
                                                     ----------------  -------------------       --------------------
ASSETS
Current Assets:
     Cash and cash equivalents                       $        9,095                            $           9,095
     Accounts receivable, net                                38,373    $            (2,226)               36,147
     Inventories, net                                        15,287                    158                15,445
     Prepaid expenses                                         3,200                   (265)                2,935
     Other current assets                                     1,797                                        1,797
                                                     ---------------   --------------------    ------------------
       Total current assets                                  67,752                 (2,333)               65,419

Property and equipment, net                                   6,299                                        6,299
Capitalized software, net                                     4,970                                        4,970
Goodwill                                                    163,349                (20,200)              143,149
Deferred financing costs, net                                 6,165                                        6,165
Other intangible assets, net                                100,499                  5,437               105,936
Other assets and investments                                 25,218                   (292)               24,926
                                                     ---------------   --------------------    ------------------
       Total assets                                  $      374,252    $           (17,388)    $         356,864
                                                     ===============   ====================    ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                $       20,869                            $          20,869
     Accrued payroll, commissions and benefits                8,693    $                (5)                8,688
     Current portion of deferred revenue                     39,840                   (421)               39,419
     Other accrued liabilities                               23,285                     32                23,317
     Current portion of long-term debt                        7,721                                        7,721
                                                     ---------------   --------------------    ------------------
       Total current liabilities                            100,408                   (394)              100,014

Deferred revenue, net of current portion                      1,167                   (163)                1,004
Deferred tax liabilities                                     10,700                                       10,700
Due to related party                                          2,160                 (2,160)                   --
Long-term debt                                              266,219                                      266,219
                                                     ---------------   --------------------    ------------------
       Total liabilities                                    380,654                 (2,717)              377,937
                                                     ---------------   --------------------    ------------------

Commitments and contingencies
   15% redeemable senior preferred stock                    109,966                                      109,966
                                                     ---------------   --------------------    ------------------
Warrants on common stock of subsidiaries                     11,751                                       11,751
                                                     ---------------   --------------------    ------------------
Common stock subject to redemption                              965                                          965
                                                     ---------------   --------------------    ------------------

Stockholders' deficit:
     Common stock                                                70                                           70
     18% convertible preferred stock                         18,381                                       18,381
     Additional paid-in capital                             132,464                 (1,011)              131,453
     Accumulated other comprehensive loss                    (3,357)                                      (3,357)
     Accumulated deficit                                   (276,642)               (13,660)             (290,302)
                                                     ---------------   --------------------    ------------------
       Total stockholders' deficit                         (129,084)               (14,671)             (143,755)
                                                     ---------------   --------------------    ------------------
       Total liabilities and stockholders' deficit   $      374,252    $           (17,388)    $         356,864
                                                     ===============   ====================    ==================

                                                             December 31, 2002
                                                      -------------------------------


                                                         Further
                                                       Restatement
                                                       Adjustments        As Restated
                                                     --------------      -------------
ASSETS
Current Assets:
     Cash and cash equivalents                                           $       9,095
     Accounts receivable, net                                   182             36,329
     Inventories, net                                                           15,445
     Prepaid expenses                                                            2,935
     Other current assets                                                        1,797
                                                     ----------------    --------------
       Total current assets                                      182            65,601

Property and equipment, net                                      290             6,589
Capitalized software, net                                                        4,970
Goodwill                                                      98,175           241,324
Deferred financing costs, net                                    926             7,091
Other intangible assets, net                                 (17,249)           88,687
Other assets and investments                                    (552)           24,374
                                                     ----------------    --------------
       Total assets                                  $        81,772     $     438,636
                                                     ================    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                $           (44)    $      20,825
     Accrued payroll, commissions and benefits                    --             8,688
     Current portion of deferred revenue                         181            39,600
     Other accrued liabilities                                    --            23,317
     Current portion of long-term debt                            --             7,721
                                                     ----------------    --------------
       Total current liabilities                                 137           100,151

Deferred revenue, net of current portion                                         1,004
Deferred tax liabilities                                      (2,800)            7,900
Due to related party                                              --                --
Long-term debt                                                                 266,219
                                                     ----------------    --------------
       Total liabilities                                      (2,663)          375,274
                                                     ----------------    --------------

Commitments and contingencies
   15% redeemable senior preferred stock                         806           110,772
                                                     ----------------    --------------
Warrants on common stock of subsidiaries                                        11,751
                                                     ----------------    --------------
Common stock subject to redemption                                                 965
                                                     ----------------    --------------

Stockholders' deficit:
     Common stock                                                                   70
     18% convertible preferred stock                                            18,381
     Additional paid-in capital                                   --           131,453
     Accumulated other comprehensive loss                                       (3,357)
     Accumulated deficit                                      83,629          (206,673)
                                                     ----------------    --------------
       Total stockholders' deficit                            83,629           (60,126)
                                                     ----------------    --------------
       Total liabilities and stockholders' deficit   $        81,772     $     438,636
                                                     ================    ==============


(1) As originally reported in WRC Media Inc.'s Form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.

                                                                                     Year Ended December 31, 2002
                                                                  -----------------------------------------------------------------
                                                                                             As
                                                                  As                         Previously
                                                                  Previously                 Restated in
                                                                  Reported in  Initial       March 31,     Further
                                                                  2002         Restatement   2004 Form     Restatement   As
                                                                  Form 10-K    Adjustments   8-K (1)       Adjustments   Restated
                                                                  ----------   -----------  ------------  ------------ ------------
Revenue, net                                                      $ 209,958    $   (2,127)  $   207,831   $        42  $   207,873

Cost of goods sold                                                   59,011           911        59,922            31       59,953
                                                                  ----------   -----------  ------------  ------------ ------------

     Gross profit                                                   150,947        (3,038)      147,909            11      147,920
                                                                  ----------   -----------  ------------  ------------ ------------

Costs and expenses:
     Sales and marketing                                             49,096          (342)       48,754          (166)      48,588
     Research and development                                         1,728             -         1,728             -        1,728
     Distribution, circulation and fulfillment                       14,614          (602)       14,012             -       14,012
     Editorial                                                       10,847             -        10,847             -       10,847
     General and administrative                                      24,470           874        25,344           590       25,934
     Restructuring costs and other non-recurring expenses             8,594             -         8,594             -        8,594
     Depreciation                                                     3,041             -         3,041            24        3,065
     Amortization of intangible assets                               18,812           146        18,958        (2,305)      16,653
                                                                  ----------   -----------  ------------  ------------ ------------

     Total operating costs and expenses                             131,202            76       131,278        (1,857)     129,421
                                                                  ----------   -----------  ------------  ------------ ------------

     Income from operations                                          19,745        (3,114)       16,631         1,868       18,499

Interest expense, including amortization
   of deferred financing costs                                      (29,844)            -       (29,844)         (217)     (30,061)
Loss on investment                                                   (3,064)            -        (3,064)            -       (3,064)
Other income (expense), net                                             721             -           721             -          721
                                                                  ----------   -----------  ------------  ------------ ------------

     Loss before income tax provision and cumulative
        effect of change in accounting principle                    (12,442)       (3,114)      (15,556)        1,651      (13,905)

Income tax provision                                                 10,980             -        10,980        (2,800)       8,180
                                                                  ----------   -----------  ------------  ------------ ------------

     Loss before cumulative effect of change
        in accounting principle                                     (23,422)       (3,114)      (26,536)        4,451      (22,085)

Cumulative effect of change in accounting principle,
   net of tax                                                       (72,022)            -       (72,022)       72,022            -
                                                                  ----------   -----------  ------------  ------------ ------------

     Net loss                                                     $ (95,444)   $   (3,114)  $   (98,558)  $    76,473  $   (22,085)
                                                                  ==========   ===========  ============  ============ ============

(1) As originally reported in WRC Media Inc.'s Form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.

                                                                                     December 31, 2001
                                                           --------------------------------------------------------------------

                                                                                      Initial and
                                                              As Previously           Further
                                                               Reported in            Restatement
                                                              2002 Form 10-K          Adjustments             As Restated
                                                           -------------------    ---------------------    --------------------
ASSETS
Current Assets:
     Cash and cash equivalents                             $            8,919                              $             8,919
     Accounts receivable, net                                          43,658     $               (177)                 43,481
     Inventories, net                                                  15,026                       15                  15,041
     Prepaid expenses                                                   3,468                   (1,359)                  2,109
     Other current assets                                              13,891                                           13,891
                                                           -------------------    ---------------------    --------------------

       Total current assets                                            84,962                   (1,521)                 83,441

Property and equipment, net                                             9,215                      314                   9,529
Capitalized software, net                                               2,851                                            2,851
Goodwill                                                              234,982                    6,342                 241,324
Deferred financing costs, net                                           6,645                    1,142                   7,787
Other intangible assets, net                                          119,492                  (17,985)                101,507
Other assets and investments                                           20,715                      (24)                 20,691
                                                           -------------------    ---------------------    --------------------

       Total assets                                        $          478,862     $            (11,732)    $           467,130
                                                           ===================    =====================    ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                      $           18,180     $                232     $            18,412
     Accrued payroll, commissions and benefits                         11,305                     (375)                 10,930
     Current portion of deferred revenue                               39,070                      110                  39,180
     Other accrued liabilities                                         33,996                   (5,696)                 28,300
     Current portion of long-term debt                                  6,171                                            6,171
                                                           -------------------    ---------------------    --------------------

       Total current liabilities                                      108,722                   (5,729)                102,993

Deferred revenue, net of current portion                                2,040                                            2,040
Due to related party                                                    2,160                   (2,160)                      -
Long-term debt                                                        273,544                                          273,544
                                                           -------------------    ---------------------    --------------------

       Total liabilities                                              386,466                   (7,889)                378,577
                                                           -------------------    ---------------------    --------------------

Commitments and contingencies
15% redeemable senior preferred stock                                  92,760                      696                  93,456
Warrants on common stock of subsidiaries                               11,751                                           11,751
                                                           -------------------    ---------------------    --------------------
Common stock subject to redemption                                      1,180                                            1,180
                                                           -------------------    ---------------------    --------------------
Stockholders' deficit:
     Common stock                                                          70                                               70
     18% convertible preferred stock                                   15,413                                           15,413
     Additional paid-in capital                                       132,562                   (1,259)                131,303
     Accumulated comprehensive loss                                      (316)                       -                    (316)
     Accumulated deficit                                             (161,024)                  (3,280)               (164,304)
                                                           -------------------    ---------------------    --------------------

       Total stockholders' deficit                                    (13,295)                  (4,539)                (17,834)
                                                           -------------------    ---------------------    --------------------

       Total liabilities and stockholders' deficit         $          478,862     $            (11,732)    $           467,130
                                                           ===================    =====================    ====================


                                                                                  Year Ended December 31, 2001
                                                                  --------------------------------------------------------
                                                                                             Initial and
                                                                   As Previously                 Further
                                                                    Reported in              Restatement
                                                                   2002 Form 10-K            Adjustments      As Restated
                                                                  ---------------   ----------------------   --------------
Revenue, net                                                      $      231,469    $              (4,572)   $     226,897

Cost of goods sold                                                        65,682                     (936)          64,746
                                                                  ---------------   ----------------------   --------------

     Gross profit                                                        165,787                   (3,636)         162,151
                                                                  ---------------   ----------------------   --------------

Costs and expenses:
     Sales and marketing                                                  54,658                      449           55,107
     Research and development                                              5,751                      238            5,989
     Distribution, circulation and fulfillment                            14,350                     (651)          13,699
     Editorial                                                            10,558                      120           10,678
     General and administrative                                           26,431                    3,330           29,761
     Restructuring costs and other non-recurring expenses                      -                        -                -
     Depreciation                                                          3,227                       24            3,251
     Amortization of intangible assets                                    63,757                   (4,563)          59,194
                                                                  ---------------   ----------------------   --------------

     Total operating costs and expenses                                  178,732                   (1,053)         177,679
                                                                  ---------------   ----------------------   --------------

     Loss from operations                                                (12,945)                  (2,583)         (15,528)

Interest expense, including amortization
   of deferred financing costs                                           (33,319)                    (136)         (33,455)
Loss on investment                                                          (875)                       -             (875)
Other income (expense), net                                                 (708)                       -             (708)
                                                                  ---------------   ----------------------   --------------

     Loss before income tax provision                                    (47,847)                  (2,719)         (50,566)

Income tax provision                                                         658                        -              658
                                                                  ---------------   ----------------------   --------------

     Net loss                                                     $      (48,505)   $              (2,719)   $     (51,224)
                                                                  ===============   ======================   ==============

Below is the restated balance sheet for Weekly Reader Corporation as of December 31, 2001. For a further discussion of the Weekly Reader restatements see "Item
8. Consolidated Financial Statements -- Weekly Reader Corporation and Subsidiaries -- Note 20. Restatements.


                                                                                       December 31, 2001
                                                                 -------------------------------------------------------------
                                                                   As Previously    Initial and Further
                                                                    Reported in         Restatement
                                                                  2002 Form 10-K        Adjustments           As Restated
                                                                 ----------------  ---------------------  --------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                   $        5,691                           $        5,691
     Accounts receivable, net                                            24,818    $        (177)                 24,641
     Inventories, net                                                    13,718               15                  13,733
     Due from related party                                               2,858              244                   3,102
     Prepaid expenses                                                     2,702           (1,126)                  1,576
     Other current assets                                                13,891                                   13,891
                                                                 ----------------  ---------------------  --------------------
       Total current assets                                              63,678           (1,044)                 62,634

Property and equipment, net                                               7,541              314                   7,855
Goodwill                                                                101,978                                  101,978
Deferred financing costs, net                                               873                                      873
Other intangible assets, net                                             46,023           (7,655)                 38,368
Other assets and investments                                                737           16,705                  17,442
                                                                 ----------------  ---------------------  --------------------
       Total assets                                              $      220,830    $       8,320          $      229,150
                                                                 ================  =====================  ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                            $       15,855    $         232          $       16,087
     Deferred revenue                                                    18,398              110                  18,508
     Accrued expenses and other current liabilities                      26,664              779                  27,443
     Current portion of long-term debt                                    6,171                                    6,171
                                                                 ----------------  ---------------------  --------------------
       Total current liabilities                                         67,088            1,121                  68,209

Long-term debt                                                          273,544                -                 273,544
                                                                 ----------------  ---------------------  --------------------
       Total liabilities                                                340,632            1,120                 341,753
                                                                 ----------------  ---------------------  --------------------

Commitments and contingencies
15% redeemable senior preferred stock,
(Liquidation preference of $137,702)                                    102,573              696                 103,269
                                                                 ----------------  ---------------------  --------------------


Stockholders' deficit:
     Common stock                                                            28                                       28
     Additional paid-in capital                                           9,133                                    9,133
     Due from parent                                                    (67,738)             964                 (66,774)
     Accumulated other comprehensive loss                                  (316)                                    (316)
     Accumulated deficit                                               (163,482)           5,539                (157,943)
                                                                 ----------------  ---------------------  --------------------
       Total stockholders' deficit                                     (222,375)           6,503                (215,872)
                                                                 ----------------  ---------------------  --------------------
       Total liabilities and stockholders' deficit               $      220,830    $       8,319          $      229,150
                                                                 ================  =====================  ====================

See "Item 8. Consolidated Financial Statements--WRC Media Inc. and Subsidiaries--Note 24. Restatements" and "Item 8. Consolidated Financial Statements--Weekly Reader Corporation and Subsidiaries--Note 20. Restatements."

The Company has not amended its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement and the financial statements and related financial information contained in such reports should no longer be relied upon.

Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

OVERVIEW

We are a leading publisher of supplemental education materials for the Pre K-12 education market. Our portfolio of products includes a broad range of both print and electronic supplemental instructional materials, testing and assessment products and library materials, several of which have been published for over 100 years. Weekly Reader is a leading publisher of classroom periodicals based on the 2002-2003 school year circulation of 7.0 million subscribers. In addition to our well-recognized classroom periodicals, such as Weekly Reader and Current Events, we publish distinct, grade-specific basic and life skills workbooks. AGS has been a leading publisher of individually administered and group testing and assessment products, and supplemental instructional materials for over 45 years. AGS's testing and assessment products are primarily for K-12 students and its supplemental instructional materials are primarily for low-performing students in middle and secondary schools. CompassLearning is a research-based technology learning solutions company that produces educational assessment, curriculum and management tools for grades Pre-K through 12, all of which are aligned to local, state and national standards. Offering more than 8,000 hours of interactive standards-based managed curriculum that inspires educators and students to explore and achieve success, CompassLearning has been serving the Pre-K to 12 market for over 30 years. World Almanac has been a leading publisher of reference and informational materials targeted to K-12 students, as well as other well-known general reference and informational materials, for over 130 years. World Almanac publishes well-known print reference materials, such as The World Almanac and Book Of Facts and nonfiction and fiction books for K-12 students under three Gareth Stevens imprints. In addition, World Almanac publishes electronic reference materials such as the Funk & Wagnalls Encyclopedia database and an Internet-based version of Facts On File World News Digest, which in its print version is World Almanac's leading subscription-based product. World Almanac also distributes third-party products that are targeted for K-12 students through its World Almanac Education Library Services ("WAELS") catalogs.

During 2003, the education market was impacted by the sluggish U.S. economy. The economy which has been slow moving since early 2002 has significantly impacted state budgets in fiscal 2002 and 2003. Education budgets, which typically represent over 20% of state budgets, have suffered as a result with forty of the fifty states under pressure to make cuts in the elementary and secondary programs in the 2003-2004 school year (Source: MCH Education Data, August 2003). All K-12 supplemental educational publishers were confronted in 2002 and 2003 with this lack of funding availability and delayed purchasing decisions. We expect this funding environment to continue at least through to the end of the 2003-2004 school year.

The No Child Left Behind Act ("NCLB") which was passed in 2002 has resulted in an increase in federal funding; but most of this increased funding has been offset by reduced state and local education funding. In addition, the new guidelines to qualify for federal funding under NCLB have contributed to delayed purchase decisions. Under these new guidelines:

o    More federal funds will now flow through states;

o There is a change in the mix for formula-based grants and competitive grants which will require districts to change the way they seek and receive funding from states;

o The federal government has given state guidelines for distributing funds and each of the states is defining the rules to satisfy these guidelines;

o The federal government's new requirements, like the need for professionals with a minimum two-year degree and the emphasis on scientifically based programs, caused some confusion at the school level in 2002 and 2003; and

o All these changes have caused delays in the movement of funds from the federal and state sources to the district level

As a result, 2002 and 2003 have been extremely challenging for the education marketplace in terms of both funding and spending. According to our market research (Veronis Suhler Stevenson's Communications Industry Forecast & Report 2003-2007), the Elementary and High School (ELHI) instructional spending will increase 1.5% in 2004 and according to Quality Education Data report published in the fall of 2003; an increase in instructional technology spending is projected at 1% for 2004.

Our revenues consist primarily of: subscription revenues from our periodicals; revenues from sales of printed products including nonfiction and fiction books, workbooks, worktexts, reference materials and test preparation materials; computer courseware and hardware; professional development services; and technical support services.

Our operations are conducted primarily through the following five operating subsidiaries: Weekly Reader; American Guidance; World Almanac; CompassLearning and ChildU.

In 2001, the Company acquired ChildU, Inc. a provider of Internet-based educational services to both individual and institutional consumers. ChildU net revenue for the year ended December 31, 2003 was $7.9 million representing about 4% of WRC Media's total revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, reserves for sales returns and allowances and the recoverability of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates, which would affect our reported results from operations. The following is a description of what we believe to be the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

The Company's revenue recognition policies for its principal businesses are as follows:

     o PERIODICALS - Revenue is deferred and recognized ratably over the subscription period, as the periodicals are delivered.

     o EDUCATIONAL PUBLISHING - For shipments to schools, revenue is recognized on passage of title, which occurs upon shipment. Shipments to depositories are on consignment. Revenue is recognized based on reported shipments from the depositories to the schools. Likewise, shipments to the distributor of the World Almanac and Book Of Facts and the World Almanac For Kids books are consignment sales. Revenue is recognized based on reported shipments from the distributor to its customers (primarily retail book stores). For certain software-based product, the Company offers new customers installation and training. In such cases, revenue is recognized when installation and training are complete.

     o REFERENCE AND TRADE - Revenue from the sale of children's books through the wholesale channel are recognized when books are shipped to wholesalers. Sales to school and public libraries made through the telemarketing preview channel are recorded upon notification from the customer of their intention to retain the previewed product. The sale of children's books to bookstores and mass merchandisers primarily are recognized by the Company at the time the distributor ships these products to its customer. Concurrent with the recording of this revenue, the Company records distributions fees as a reduction of revenue.

     o EDUCATIONAL SOFTWARE AND RELATED PRODUCTS AND SERVICES - Software revenues are recognized in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under SOP 97-2, we recognize revenue for hardware and software sales upon shipment of the product, provided collection of the receivable is probable, payment is due within one year and the fee is fixed or determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If significant post-delivery obligations exist revenues are deferred until no significant obligations remain. Revenue from service contracts, instruction and user training is recognized as the services are performed and post-contract support is recognized ratably over the related contract. Deferred revenue represents the Company's obligation to perform under signed contracts. For contracts with multiple elements (e.g., deliverable and undelivered products, maintenance and other post-contract support), the Company allocates revenue to each undelivered element of the contract based on vendor specific objective evidence of its fair value, which is specific to the Company. The Company recognizes revenue allocated to delivered products on the residual method when the criteria for product revenue recognition set forth above are met. Certain of the Company's customers are subject to fiscal funding requirements. If the funding requirements are subject to governmental approval, the likelihood of cancellation is assessed. If the likelihood of cancellation is assessed as remote, revenue is recognized. If the likelihood of cancellation is assessed as other than remote, revenue is deferred. If the funding requirements are subject to non-governmental approval, revenue is deferred and recognized in accordance with the remaining provisions of SOP 97-2. The Company also enters into lease financing arrangements for its software products and services. These leases are immediately assigned to a third-party with no recourse to the Company. The Company retains no risk in these arrangements and has no history of granting concessions related to the arrangements. Accordingly, the Company recognizes revenue upon delivery of its products and services under these lease arrangements.

     o LICENSING - Licensing revenue is recorded in accordance with royalty agreements at the time licensed materials are available to the licensee and collections are reasonably assured.

     o ADVERTISING - Revenue is recognized when the periodicals are shipped and available to the subscribers.

PRE-PUBLICATION COSTS

Marketing, selling, distribution, editorial, and other general and administrative expenses are generally expensed as incurred. Certain editorial costs relating to the American Guidance product lines are deferred and amortized using both straight-line and accelerated methods over periods ranging from three to ten years. The amortization is based on the expected life of the publication which is determined based on the Company's historical experience with similar publications.

DIRECT-RESPONSE ADVERTISING COSTS

Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogs and subscription promotions. These direct-response advertising costs are capitalized and amortized over the estimated period of future benefit using a ratio of current period revenues to total current and estimated future period revenues. The amortization periods range from ten months to thirty months subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and selling expenses in the Company's consolidated statement of operations.

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

VALUATION OF EQUITY INSTRUMENTS

The Company has granted stock options to certain of its employees. Certain of these options contain a cashless exercise provision which require the Company to account for such options using variable plan accounting. The Company recognizes compensation expense related to those options with the cashless exercise provision if fair market value of the Company's common stock, as estimated by the Company's Board of Directors, exceeds the exercise price of the options.

The fair market value of the Company's common stock is determined by its Board of Directors based on information available to the Board of Directors at the time of determination. The Board considers factors such as the Company's current and expected future results of operations, current market conditions and the values of other similar companies.

SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs under the provisions of either Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") or Statement of Financial Accounting Standards ("SFAS") 86, "Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), based on the intended use of the software.

Research and development costs are charged to expense when incurred. Additionally, the Company capitalizes acquired and developed technologies that meet the provisions of SFAS 86. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. Software development costs are amortized on a straight-line basis over four years or the expected life of the product, whichever is less. The Company periodically evaluates the net realizable value of capitalized software development costs based on factors such as budgeted sales, product development cycles and management's market emphasis.

The Company capitalizes the costs of acquiring, developing and testing software to meet the Company's internal needs. Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized cots include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal -use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Internal use software development costs are amortized using the straight-line method over a five-year period.

VALUATION OF DEFERRED TAX ASSETS

The Company is not currently recognizing income and due to its lack of historical earnings has determined it is not likely to realize the benefit of its net deferred tax assets, and accordingly, records a 100% valuation reserve against its net deferred tax assets, exclusive of deferred tax liabilities that cannot be offset as the result of adoption of SFAS 142. To the extent the Company recognizes income in future years, the tax provision will reflect the realization of such benefits, with the exception of benefits attributable to acquired deferred tax assets. The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company's contractual obligations and commercial commitments as of December 31, 2003 are as follows:

CONTRACTUAL OBLIGATIONS

---------------------------------------------------------------------------------------------------------------------

       Contractual                                Less than                                               After
       Obligations                Total            1 year           2-3 years         4-5 years          5 years
--------------------------    --------------    --------------    --------------    --------------    ---------------

Lines of Credit               $       5,000                       $       5,000

Senior Bank Credit                  118,678     $      13,477           105,201
Facilities

Senior Subordinated                 152,000                 -                 -                       $      152,000
Notes

Operating Leases                     33,934             5,990            10,423     $       6,958             10,563

Employment
Obligations                           4,952             4,216               736                 -                  -

Other Long-Term
Obligations                         142,452                 -                 -                 -            142,452
                              --------------    --------------    --------------    --------------    ---------------

Total Contractual
Cash Obligations              $     457,016     $      23,683     $     121,360     $       6,958     $      305,015
                              ==============    ==============    ==============    ==============    ===============

---------------------------------------------------------------------------------------------------------------------

COMMERCIAL COMMITMENTS


---------------------------------------------------------------------------------------------------------------------

          Other                   Total                      Amount of Commitment Expiration Per Period
                                                ---------------------------------------------------------------------
       Commercial                Amounts          Less than                                               After
       Commitments              Committed          1 year           2-3 years         4-5 years          5 years
--------------------------    --------------    --------------    --------------    --------------    ---------------
Lines of Credit               $      28,000                       $      28,000

Standby Letters
Of Credit                             2,000                                                           $        2,000
                              --------------    --------------    --------------    --------------    ---------------

Total Contractual
Cash Obligations              $      30,000                       $      28,000                       $        2,000
                              ==============    ==============    ==============    ==============    ===============

---------------------------------------------------------------------------------------------------------------------


On March 29, 2004, the Company refinanced all of its term loans under its Senior Bank Credit Facilities ("the First-Lien Facility") with a $145,000 senior, second-priority lien secured financing that was provided to the Company pursuant to a term loan facility (the "Second-Lien Facility"). The proceeds of the Second Lien Facility were used (i) to refinance in full all term loans outstanding under the First-Lien Facility, (ii) to pay fees and expenses related to the Second-Lien Facility and all transactions contemplated in connection therewith and (iii) for general corporate purposes of the Company.

All payment obligations under the Second-Lien Facility are secured by a second-priority lien on the collateral securing the First-Lien Facility; provided that all obligations under the Second-Lien Facility will rank equally in right of payment with all payment obligations under the First-Lien Facility and will not otherwise be subordinated in any respect to the First-Lien Facility. The final maturity of the Second-Lien Facility will be March, 2009.

In connection with entering into the Second-Lien Facility, we entered into an amendment and restatement of our First-Lien Facility, which now consists solely of a $30,000 revolving credit facility. The First-Lien Facility, as amended and restated, has a maturity of December 29, 2008.

REVENUES

For the year ended December 31, 2003, WRC Media and its subsidiaries had net revenue of $202.7 million. On a separate company basis, for the year ended December 31, 2003, Weekly Reader (excluding American Guidance and World Almanac) had net revenue of $46.3 million, American Guidance had net revenue of $56.6 million, World Almanac had net revenue of $49.2 million, CompassLearning had net revenue of $42.7 million and ChildU had net revenue of $7.9 million.

Weekly Reader's revenues are derived from its own operations, including those of its subsidiary Lifetime Learning Systems, Inc., as well as from the operations of American Guidance and World Almanac. Weekly Reader, not including American Guidance or World Almanac, derives revenues from three primary sources: periodicals; skills books; and sponsored instructional materials published by its subsidiary, Lifetime Learning Systems, Inc. Weekly Reader's periodicals are sold as subscriptions, the great majority of which are for periods of twelve months or less, with a significant amount of each year's revenues coming from subscription renewals. Lifetime Learning Systems, Inc.'s sponsored supplemental educational materials are paid for by corporate, trade associations or not-for-profit sponsors and are distributed for free primarily to K-12 students.

American Guidance derives revenues from two product lines: testing and assessment products; and core-curriculum and supplemental instructional materials. Testing and assessment products are typically sold in kits containing the test, test record forms, easels used to administer the test, scoring sheets and a manual describing the proper use of the test. Each test uses a different test record form, which typically come in packages of 25 and must be purchased from American Guidance for as long as the school uses the test. Some tests are used for over 15 years. American Guidance's core-curriculum supplemental instructional materials are sold primarily to middle and secondary schools.

World Almanac derives revenues primarily from the sale of its reference and informational materials, including: printed products and electronic databases; nonfiction and fiction books; and the distribution of third-party products targeted for K-12 students.

Weekly Reader's subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription, whereas sales of its other products, including sponsored instructional materials, skills books, tests and other supplemental instructional materials, are recognized as revenue upon shipment, net of an allowance for returns.

CompassLearning's revenues are derived from its: software products; professional development services; technical support services; and hardware sales.

Software products consist of electronic courseware, management system and assessment tools derived on a school's platform of choice including LAN, WAN and Internet access.

Professional development services generally consist of a specific number of days of training. Technical support service contracts are typically for one-year periods and are provided at varying levels, from telephone help-line services to priority systems engineer dispatching. CompassLearning's electronic courseware customers purchase, on average, six days of professional development services and a one-year technical support contract for help-line and systems engineer services in connection with their software purchases. These service contracts are frequently renewed following the expiration of the initial service period, with approximately 58% of technical support and approximately 19% of professional development contract dollars for the year ended December 31, 2003 coming from renewal contracts. CompassLearning's services revenues, particularly those attributable to renewals of existing services contracts, have been decreasing recently as a result of: the improved quality of our software products, which require less technical support; and more customers supplying their own training and support services through in-house expertise.

Professional development services revenue is recognized as the services are performed and technical support services revenue is recognized ratably over the related contract.

CompassLearning's hardware revenues are generally derived from reselling hardware to customers who request that CompassLearning provide a package of software and hardware. Currently, CompassLearning is a reseller for Apple, Gateway and Dell computers in order to accommodate requests by customers for complete hardware and software solutions. Revenues from sales of hardware are typically recognized upon shipment.

OPERATING COSTS AND EXPENSES

For Weekly Reader, operating costs and expenses are comprised primarily of: cost of goods sold; sales and marketing; distribution, circulation and fulfillment; editorial; general and administrative expenses; corporate overhead costs; and depreciation and amortization.

Weekly Reader's cost of goods sold for its products consist primarily of paper, printing, binding costs, freight and royalty costs. Sales and marketing expenses are typically for employees and direct marketing costs including: postage; paper; printing; advertising; mailing list rental fees; and telemarketing costs.

Distribution, circulation and fulfillment expenses are typically for postage, internal and third-party fulfillment, warehousing, shipping and customer service.

Weekly Reader's editorial costs consist of expenses incurred for employees as well as third-party contractors, such as development houses and freelancers, net of capitalization.

General and administrative expenses consist primarily of: salaries and fringe benefits for executives as well as for finance, information technology, purchasing, facilities and human resources employees and related departmental costs; information technology expenses, other than salaries; and real estate expenses. General and administrative expenses also include corporate overhead expense including costs for: amounts allocated as corporate overhead by WRC Media for services and administrative functions shared with WRC Media's other operating companies, including, but not limited to: executive management costs; real estate expenses; and third-party costs.

CompassLearning's operating costs and expenses consist primarily of: cost of products sold; sales and marketing; research and development; and general and administrative expenses.

Sales and marketing expenses are the largest component of operating costs and expenses and consist primarily of direct sales force expenses, primarily compensation, sales commissions and travel and entertainment as well as expenses for promotional activities.

Cost of products sold consist primarily of: production and packaging costs and royalty expenses; salaries and related costs of employees providing professional development services and technical support services for CompassLearning's services business; and the cost to CompassLearning to purchase the hardware for resale, as well as the internal cost to support this line of business.

Research and development costs consist primarily of salaries and related costs of employees, as well as temporary staff hired as needed. Beginning in 2002, certain software development costs related to the CompassLearning / ChildU co-developed Odyssey on-line software product were capitalized. For the year ended December 31, 2003 capitalized software development costs associated with the Odyssey on-line software product approximated $4.8 million.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 - WRC MEDIA INC. AND SUBSIDIARIES

The results of operations of WRC Media and its subsidiaries encompass the operations of Weekly Reader and its subsidiaries, including AGS and World Almanac, CompassLearning, and ChildU, Inc. ("ChildU"). The results of operations of WRC Media and its subsidiaries should be read together with the separate discussion of the results of operations of Weekly Reader.

In analyzing WRC Media's results for the years ended December 31, 2001, 2002 and 2003, the seasonal nature of WRC Media's business should be considered. As a result of seasonality, approximately 20% of WRC Media's publication and related service revenues usually occur in its first quarter, 20% in its second quarter, and 60% in the third and fourth quarters combined. However, unlike this revenue stream, many of WRC Media's expenses are incurred evenly throughout the year.

WRC Media analyzes its revenues, expenses and operating results on a percentage of net revenue basis. The following table sets forth, for the periods indicated, consolidated statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net revenue.


                                                                                    Year Ended December 31,
                                                                              2002                         2003
                                                                ---------------------------  ---------------------------
                                                                  Amount   % of Net Revenue   Amount    % of Net Revenue
                                                                ---------  ----------------  ---------  ----------------
                                                                                  (Dollars in millions)

Revenue, net                                                    $  207.9            100.0%   $  202.7            100.0%
Cost of goods sold                                                  60.0             28.9%       56.4             27.8%
                                                                ---------  ----------------  ---------  ----------------
Gross profit                                                       147.9             71.1%      146.3             72.2%
Costs and expenses:
      Sales and marketing                                           48.6             23.4%       47.2             23.3%
      Research and development                                       1.7              0.8%        1.4              0.7%
      Distribution, circulation and fulfillment                     14.0              6.7%       14.6              7.2%
      Editorial                                                     10.9              5.2%       10.4              5.1%
      General and administrative                                    25.9             12.5%       25.4             12.5%
      Restructuring costs and other non-recurring expenses           8.6              4.2%        1.0              0.5%
      Depreciation                                                   3.1              1.6%        2.3              1.1%
      Amortization of intangible assets                             16.6              8.0%       17.5              8.6%
                                                                ---------  ----------------  ---------  ----------------
                Total costs and expenses                           129.4             62.2%      119.8             59.1%
                                                                ---------  ----------------  ---------  ----------------

Income from operations                                              18.5              8.9%       26.5             13.1%
                                                                ---------  ----------------  ---------  ----------------
Interest expense, including amortization
   of deferred financing costs                                     (30.0)           (14.4%)     (29.3)           (14.5%)
Loss on investment                                                  (3.1)            (1.5%)         -              0.0%
Other income (expense), net                                          0.7              0.3%       (1.5)            (0.7%)
                                                                ---------  ----------------  ---------  ----------------
Loss before income tax provision                                   (13.9)            (6.7%)      (4.3)            (2.1%)
Income tax provision                                                 8.2              3.9%        3.1              1.6%
                                                                ---------  ----------------  ---------  ----------------
Net loss                                                        $  (22.1)           (10.6%)  $   (7.4)            (3.7%)
                                                                =========  ================  =========  ================

      Adjusted EBITDA (a)                                       $   46.7             22.5%   $   48.6             24.0%
                                                                =========  ================  =========  ================

(a) Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $8.6 million for the year ended December 31, 2002 and restructuring costs and other non-recurring expenses of $1.0 million for the year ended December 31, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance based on their Adjusted EBITDA results. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Revenue, net. For the year ended December 31, 2003, net revenue decreased $5.2 million, or 2.5%, to $202.7 million from $207.9 million in 2002. This decrease was primarily due to a decrease in net revenue at CompassLearning of $7.9 million, or 15.6%, to $42.7 million from $50.6 million in 2002 combined with a decrease in net revenue at Weekly Reader of $2.9 million, or 1.9%, to $152.1 million from $155.0 million in 2002. These revenue decreases were partially offset by net revenue at ChildU. ChildU net revenue increased by $5.6 million, or 243.5%, to $7.9 million from $2.3 million in 2002. This increase in revenue was driven by more schools choosing web-enabled products primarily resulting from more schools having internet connectivity than in prior years.

The decrease in net revenue at Weekly Reader was primarily due to (1) a decrease in net revenue at World Almanac of $3.1 million, or 5.9% to $49.2 million from $52.3 million in 2002 primarily as a result of lower net revenue of $1.7 million or 7.4% at WAE Library Services and $1.3 million or 8.2%, at Gareth Stevens, due in part to state budget deficits, which have directly impacted the catalog channel at WAE Library Services and the telemarketing and wholesale channel sales at Gareth Stevens; (2) a decrease in net revenue at AGS of $1.3 million, or 2.2%, to $56.6 from $57.9 million in 2002. Curriculum revenue decreased $2.8 million, or 8.7%, to $29.3 million from $32.1 million in 2002. Textbooks/workbooks revenue decreased $1.1 million, or 4.6%, from 2002 primarily due to several large one-time Literature textbook orders in 2002 that were not repeated in 2003 and current market conditions. Test Prep revenue was down $0.7 million, or 20.2% from 2002, due to current market conditions and there was a decline in Backlist Curriculum of $1.0 million, or 22.3% from 2002 because these older product lines have not had any recent investment in product development. This decline in Curriculum revenue was partially offset by higher Assessment revenue of $1.5 million, or 6.1%, driven by an increase in GRADE (Group Reading Assessment and Diagnostic Evaluation) of $1.9 million, or 232.5%, and an increase of $0.5 million, or 24.2%, in PPVT (Picture Peabody Vocabulary Test) revenue partially offset by a decrease of $0.9 million or 3.8%, on all other assessments. The decreases in revenue at World Almanac and AGS were partially offset by (3) an increase in net revenue at Weekly Reader, excluding World Almanac and AGS, of $1.5 million, or 3.3%, to $46.3 million from $44.8 million in 2002. This increase was primarily attributable to higher revenue at Lifetime Learning Systems, Inc., a subsidiary of Weekly Reader as a result of increased sponsored supplemental educational material shipments of $2.5 million, or 42.8%; increased licensing revenue of $0.5 million, or 11.8%, due to higher net revenue from the QVC Shopping Network Channel; partially offset by a decline in periodical circulation revenue of $1.5 million, or 4.4%, due to the challenging K-12 funding environment.

For the twelve months ended December 31, 2003, CompassLearning net revenue decreased $7.9 million or 15.6% to $42.7 million from $50.6 million in 2002. This decrease was primarily due to (1) a decrease in software revenue of $5.6 million, or 21.5%, to $20.5 million from $26.1 million in 2002, (2) a decrease in service revenue from technical support of $1.1 million, or 8.1%, to $12.4 million from $13.5 million in 2002, (3) a decrease in professional development revenue of $0.7 million, or 7.1%, to $9.1 million from $9.8 million in 2002 and
(4) a decrease in hardware revenue of $0.5 million, or 41.7%, to $0.7 million from $1.2 million in 2002. Together with ChildU, total revenue from sales of educational software products was $28.4 million each year.

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

Gross profit. For the year ended December 31, 2003, gross profit decreased by $1.6 million or 1.1%, to $146.3 million from $147.9 million in 2002. This decrease was due to the revenue decrease discussed above. At CompassLearning gross profit decreased $4.8 million, or 16.0%, to $25.2 million from $30.0 million in 2002 driven by lower software revenue. Gross margin at CompassLearning as a percent of revenue decreased slightly to 59.0% in 2003 from 59.3% in 2002. At ChildU, gross profit increased $5.2 million, or 346.7%, to $6.7 million from $1.5 million in 2002 primarily due to the higher revenue discussed above. Gross profit at Weekly Reader decreased $2.0 million or 1.7% to $114.4 million for the year ended December 31, 2003 from $116.4 million in 2002 primarily as a result of (1) a decrease in gross profit at World Almanac of $2.4 million, or 6.7%, to $33.4 million from $35.8 million in 2002. Gross profit at World Almanac as a percent of revenue decreased to 67.9% from 68.5% in 2002 mainly due to a change in product mix; (2) a decrease in gross profit at AGS of $0.6 million, or 1.4% to $43.5 million from $44.1 million in 2002 driven by the AGS volume decrease described above partially offset by an increase in gross profit as a percent of revenue to 76.9% from 76.2% partially offset by (3) an increase in gross profit at Weekly Reader, excluding AGS and World Almanac of $1.0 million, or 2.7%, to $37.5 million from $36.5 million in 2002. Gross profit as a percent of revenue decreased slightly at Weekly Reader, excluding World Almanac and AGS, to 81.0% in 2003 for 81.5% in 2002. Overall, WRC Media consolidated gross profit as a percent of revenue increased slightly to 72.2% for the year ended December 31, 2003 from 71.1% in 2002 mainly due to the change in sales mix discussed above.

Costs and expenses. For the year ended December 31, 2003, operating costs and expenses decreased by $9.6 million, or 7.4%, to $119.8 million from $129.4 million in 2002. Costs and expenses as a percentage of net revenue decreased to 59.1% from 62.2% in 2002. The decrease was attributable to (i) $7.6 million or 88.4% decrease in restructuring and other non-recurring charges; (ii) lower sales and marketing expense of $1.4 million or 2.9% due in part to the lower revenue discussed above resulting in lower variable sales and marketing expenses such as sales commissions; (iii) lower depreciation of $0.8 million; and (iv) lower general and administrative expenses of $0.5 million. The decrease in general and administrative expenses was primarily due to a reduction of rent expense of $1.8 million resulting from consolidation of facilities and a $1.8 million reduction of fixed overhead costs, primarily compensation costs, offset by employee severance costs of $1.5 million for a senior executive, higher professional fees of $0.9 million primarily related to legal matters, a SEC inquiry and increased audit fees and higher recruiting fees of $0.5 million related to personnel changes. These decreases were partially offset by higher amortization of intangibles of $0.9 million.

Interest expense, including amortization of deferred financing costs. For the year ended December 31, 2003, interest expense decreased by $0.7 million, or 2.3%, to $29.3 million from $30.0 million in 2002 and interest expense as a percentage of net revenue increased slightly to 14.5% from 14.4% in 2002.

Loss on investments. During the year ended December 31, 2002 the Company recorded a loss on investment of $3.1 million. The loss in 2002 related to equity losses attributable to WRC Media's minority investment in ThinkBox, Inc. There were no losses on investments during the 2003 period.

Other income (expense), net. For the year ended December 31, 2003, other income (expense), net decreased $2.2 million or 314.3% to $1.5 million expense from $0.7 income 2002. This decrease was primarily driven by a $1.7 million gain from hedging transactions in the 2002 period.

Income tax provision. For the year ended December 31, 2003, the provision for income taxes decreased by $5.1 million or 62.2% to an income tax provision of $3.1 million from a provision for income taxes of $8.2 million for the same period in 2002. The Company recorded non-cash deferred income tax expense of $5.2 million on January 1, 2002 and $2.7 and $2.9 million during the years ended December 31, 2002 and December 31, 2003, respectively, which would not have been required prior to the adoption of SFAS 142, "Goodwill and Other Intangible Assets". The non-cash charge of $5.2 million on January 1, 2002 was recorded to increase the valuation allowance related to the Company's net operating losses. As a result of the adoption of SFAS 142, book amortization will not occur during the carry-forward period of the operating losses. In addition, since book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each year because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded.

Adjusted EBITDA. For the year ended December 31, 2003, Adjusted EBITDA increased $1.9 million, or 4.1%, to $48.6 million from $46.7 million for the same period in 2002. This increase is primarily attributable to the factors described above. Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $8.6 million for the year ended December 31, 2002 and restructuring costs and other non-recurring expenses of $1.0 million for the year ended December 31, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance based on their Adjusted EBITDA results. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to net loss is as follows:

                                                        Year ended December 31,
Adjusted EBITDA reconciliation to Net Loss                 2002          2003
                                                        ----------    ---------

      Net Loss                                          $ (22,085)    $ (7,434)
      Non-cash expenses                                         -          300
      Depreciation and amortization of intangibles**       21,932       22,295
      Income taxes                                          8,180        3,051
      Interest expense                                     30,061       29,349
      Restructuring costs                                   8,594          826
      Non-recurring expenses                                    -          192
                                                        ----------    ---------
Adjusted EBITDA                                         $  46,682     $ 48,579
                                                        ==========    =========

** Amount includes amortization of capitalized software costs of $2,214 and $2,468 for 2002 and 2003, respectively which are included in costs of sales in the consolidated statements of operations.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 - WRC MEDIA INC. AND SUBSIDIARIES

                                                                                Year Ended December 31,
                                                                        2001                                2002
                                                         ----------------------------------  ----------------------------------
                                                           Amount       % of Net Revenue       Amount       % of Net Revenue
                                                         ------------  --------------------  ------------  --------------------
                                                                                 (Dollars in millions)

Revenue, net                                             $     226.9                100.0%   $     207.9                100.0%
Cost of goods sold                                              64.8                 28.6%          60.0                 28.9%
                                                         ------------  --------------------  ------------  --------------------
Gross profit                                                   162.1                 71.4%         147.9                 71.1%
Costs and expenses:
      Sales and marketing                                       55.1                 24.3%          48.6                 23.4%
      Research and development                                   6.0                  2.6%           1.7                  0.8%
      Distribution, circulation and fulfillment                 13.7                  6.0%          14.0                  6.7%
      Editorial                                                 10.7                  4.7%          10.9                  5.2%
      General and administrative                                29.8                 13.1%          25.9                 12.5%
      Restructuring costs                                          -                  0.0%           8.6                  4.2%
      Depreciation                                               3.2                  1.4%           3.1                  1.6%
      Amortization of intangible assets                         59.2                 27.7%          16.6                  8.0%
                                                         ------------  --------------------  ------------  --------------------
                Total costs and expenses                       177.7                 78.3%         129.4                 62.2%
                                                         ------------  --------------------  ------------  --------------------

(Loss) income from operations                                  (15.6)                (6.9%)         18.5                  8.9%
                                                         ------------  --------------------  ------------  --------------------
Interest expense, including amortization
   of deferred financing costs                                 (33.4)               (14.7%)        (30.0)               (14.4%)
Loss on investments                                             (0.9)                (0.4%)         (3.1)                (1.5%)
Other income (expense), net                                     (0.7)                (0.3%)          0.7                  0.3%
                                                         ------------  --------------------  ------------  --------------------
Loss before income tax provision                               (50.6)               (22.3%)        (13.9)                (6.7%)

Income tax provision                                             0.6                  0.3%           8.2                  3.9%
                                                         ------------  --------------------  ------------  --------------------
Net loss                                                 $     (51.2)               (22.6%)  $     (22.1)               (10.6%)
                                                         ============  ====================  ============  ====================

      Adjusted EBITDA (a)                                $      47.2                 20.8%   $      46.7                 22.5%
                                                         ============  ====================  ============  ====================

(a) Adjusted EBITDA represents loss before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $8.6 million for the year ended December 31, 2002. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance based on their Adjusted EBITDA results. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Revenue, net. For the year ended December 31, 2002, net revenue decreased $19.0 million, or 8.4%, to $207.9 million from $226.9 million in 2001. This decrease was primarily due to a decrease in net revenue at CompassLearning of $17.0 million, or 25.1%, to $50.6 million from $67.6 million in 2001 combined with a decrease in net revenue at Weekly Reader of $3.5 million, or 2.2%, to $155.0 million from $158.5 million in 2001. These net revenue decreases were partially offset by increased net revenue at ChildU of $1.5 million, or 187.5%, to $2.3 million from $0.8 million in 2001. This increase in net revenue was driven by more schools choosing web-enabled products over LAN/WAN delivered software.

The decrease in net revenue at Weekly Reader was primarily due to (i) a decrease in net revenue at World Almanac of $3.0 million, or 5.4% to $52.3 million from $55.3 million in 2001 primarily as a result of lower revenue at WAE Library Services of $3.7 million, or 14.1%, partially offset by higher revenue at Gareth Stevens of $1.2 million, or 8.2%, from 2001. The lower revenue at WAE Library Services was primarily due to lower revenue of $2.6 million from its Main catalog as a result of the challenging K-12 funding environment impacted by growing state budget deficits. The revenue increase at Gareth Stevens was due to by higher revenue in its wholesale channels from the sale of its World Almanac Library and Weekly Reader Early Learning Library imprints; (ii) a decrease in net revenue at Weekly Reader, not including World Almanac and AGS, of $1.6 million, or 3.4%, to $44.8 million from $46.4 million in 2001. The decrease was primarily attributable to lower custom publishing shipments of $1.2 million, or 17.2%, at its Lifetime Learning Inc. subsidiary; lower periodical revenue of $1.2 million, or 3.5%, resulting from the planned restructuring of the periodical shipping schedule and lower circulation; and lower skills books revenue of $0.2 million, or 11.9%. These decreases at Weekly Reader were partially offset by higher licensing revenue of $1.1 million, or 36.9%, due primarily to higher revenue through QVC Shopping Network Channel. The revenue decreases at World Almanac and Weekly Reader were partially offset by (iii) an increase in net revenue at AGS of $1.1 million, or 1.9%, to $57.9 million from $56.8 million in 2001. AGS Assessment net revenue increased $0.4 million, or 1.6%, from 2001 primarily as a result of a revenue increase of $0.5 million, or 132.7%, of GRADE (Group Reading Assessment and Diagnostic Evaluation). Curriculum net revenue increased $0.7 million, or 2.1%, from 2001 as a result of a $1.7 million, or 7.7%, increase in Textbook/Worktext revenue from 2001 due to the release of several new and revised textbooks in Math, English and Reading , further penetration of Science textbooks and several large, one-time Literature textbook orders. The increase in Textbook/Workbook revenue was partially offset by a market driven decline in Test Prep of $0.5 million or 15.0%, and a decline of $0.5 million, or 10.0%, of Backlist Curriculum revenue from 2001.

CompassLearning net revenue decreased $17.0 million, or 25.1%, to $50.6 million from $67.6 million in 2001. This decrease was primarily due to (i) a decrease in software revenue of $13.0 million, or 33.2%, to $26.1 million from $39.1 million in 2001 primarily as a result of delayed Title 1 funding and post-September 11 state budget deficits, which contributed to additional spending delays, (ii) a decrease in hardware revenue of $1.2 million, or 50.0%, to $1.2 million from $2.4 million in 2001, (iii) a decrease in service revenue from technical support of $1.2 million, or 8.2%, to $13.5 million from $14.7 million 2001, and (iv) a decrease in professional development revenue of $1.6 million, or 14.0%, to $9.8 million from $11.4 million in 2001.

Gross profit. For the year ended December 31, 2002, gross profit decreased by $14.2 million or 8.8%, to $147.9 million from $162.1 million in 2001. This decrease was due to the net revenue decrease discussed above. The decrease in gross profit was primarily due to a decrease of $14.1 million, or 32.0%, at CompassLearning to $30.0 million from $44.1 million. Gross profit as a percent of revenue at CompassLearning decreased to 59.3% from 65.2% in 2001 driven by fixed cost of sales components applied to a lower revenue base. Gross profit increased at Child U by $1.1 million to $1.5 million from $0.4 million in 2001 due to the higher revenue discussed above. Gross profit at Weekly Reader decreased $1.2 million, or 1.2%, to $116.4 million from $117.6 million in 2001 primarily as a result of (i) a decrease in gross profit at World Almanac of $1.6 million, or 4.3%, to $35.8 million from $37.4 million in 2001. Gross profit at World Almanac as a percent of revenue increased to 68.5% from 67.6% in 2001 mainly due to a change in product mix partially related to an increase in sales of product sold through the internet. (ii) a decrease in gross profit of $0.8 million, or 2.1%, at Weekly Reader, not including AGS and World Almanac, to $36.5 million from $37.3 million in 2001. Gross profit at Weekly Reader as a percent of revenue increased to 81.5% from 80.4% due to lower paper costs.(iii) partially offset by an increase in gross profit at AGS of $1.2 million, or 2.8%, to 44.1 million from 42.9 million in 2001. Gross profit at AGS as a percent of sales increased to 76.2% from 75.5% due to a shift in sales mix. Overall, gross profit as a percent of net revenue decreased slightly to 71.1% from 71.4% in 2001.

Costs and expenses. For the year ended December 31, 2002, costs and expenses decreased by $48.3 million, or 27.2%, to $129.4 million from $177.7 million in 2001. This decrease was primarily the result of (i) $42.6 million or 72.0% decrease in amortization of intangible assets due to the adoption of SFAS No. 142 (ii) $6.5 million or 11.8% decrease in sales and marketing expense due in part to the lower net revenue discussed above resulting in lower variable sales and marketing expenses such as sales commissions of $7.1 million at CompassLearning and a decrease of $1.0 million at Weekly Reader resulting from amortizing direct response advertising expenditures over a longer period of time to more accurately match these expenses with revenues generated from these expenditures; partially offset by an increase in sales and marketing expenses of $ 2.1 million at ChildU to launch the new web-enabled product line ; (iii) $4.3 million or 71.7% decrease in research and development expense primarily at CompassLearning and Child U resulting from capitalization of specific product development costs associated with products introduced to the market or under development in 2002; and (iv) $3.9 million or 13.1% decrease in general and administrative expense primarily driven by the work force reduction implemented in 2002; partially offset by (v) $8.6 million of restructuring costs recorded in 2002. In January 2002, the Company's board of directors approved a restructuring plan (the "2002 Plan of Restructuring") and accordingly, the Company incurred charges for restructuring, asset write-downs and other exit costs totaling $8.6 million.

Loss on investments. For the years ended December 31, 2001 and 2002, loss on investments of $0.9 million and $3.1 million, respectively relate to the Company's recognition of its equity losses on its minority investment in ThinkBox, Inc. The Company has recognized equity losses related to its investment in ThinkBox equal to the value of its investment at December 31, 2002.

Interest expense, including amortization of deferred financing costs. For the year ended December 31, 2002, interest expense decreased by $3.4 million, or 10.2%, to $30.0 million from $33.4 million in 2001 as a result of lower interest rates on the Company's long-term debt. Interest expense as a percentage of sales decreased slightly to 14.4% from 14.7% in 2001.

Other income (expense), net. For the year ended December 31, 2002, other income (expense), net increased $1.4 million or 200.0% to $0.7 million in income from $0.7 expense in 2001. This increase was primarily driven by a $1.7 million gain from hedging transactions in the 2002 period.

Income tax provision. For the year ended December 31, 2002, the provision for income taxes increased by $7.6 million to an income tax provision of $8.2 million from a provision for income taxes of $0.6 million in 2001. The Company recorded non-cash deferred income tax expense of $5.2 million on January 1, 2002 and $2.7 million during the year ended December 31, 2002, which would not have been required prior to the adoption of SFAS 142. The non-cash charge of $5.2 million on January 1, 2002 was recorded to increase the valuation allowance related to the Company's net operating losses. As a result of the adoption of SFAS 142, book amortization will not occur during the carry-forward period of the operating losses. In addition, since book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each year because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded.

Adjusted EBITDA. For the year ended December 31, 2002, Adjusted EBITDA decreased $0.5 million, or 1.1% to $46.7 million from $47.2 million from the same period in 2002. Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $8.6 million for the year ended December 31, 2002. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance based on their Adjusted EBITDA results. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to net loss is as follows:

                                                      Year Ended December 31,
Adjusted EBITDA reconciliation to Net Loss               2001         2002
                                                      ----------    ---------

  Net Loss                                            $ (51,224)    $(22,085)
                                                              -
  Depreciation and amortization of intangibles**         64,303       21,932
  Income taxes                                              658        8,180
  Interest expense                                       33,455       30,061
  Restructuring costs                                         -        8,594
                                                      ---------    ---------
Adjusted EBITDA                                        $ 47,192     $ 46,682
                                                      =========    =========

** Amount includes amortization of capitalized software costs of $1,858 and $2,214 for 2001 and 2002, respectively which are included in costs of sales in the consolidated statements of operations.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 -- WEEKLY READER CORPORATION AND SUBSIDIARIES

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.

                                                                                    Year Ended December 31,
                                                                              2002                           2003
                                                                ------------------------------  ------------------------------
                                                                     Amount   % of Net Revenue       Amount   % of Net Revenue
                                                                ------------  ----------------  ------------  ----------------
                                                                                    (Dollars in millions)

Revenue, net                                                    $     155.0            100.0%   $     152.1            100.0%
Cost of goods sold                                                     38.6             24.9%          37.7             24.8%
                                                                ------------  ----------------  ------------  ----------------
Gross profit                                                          116.4             75.1%         114.4             75.2%
Costs and expenses:
      Sales and marketing                                              28.1             18.1%          28.3             18.7%
      Distribution, circulation and fulfillment                        14.0              9.0%          14.6              9.6%
      Editorial                                                        10.9              7.0%          10.4              6.8%
      General and administrative                                       18.6             12.0%          19.0             12.5%
      Restructuring costs                                               4.3              2.8%          (0.5)            (0.3%)
      Depreciation                                                      2.0              1.3%           1.7              1.1%
      Amortization of intangible assets                                 7.2              4.6%           9.1              6.0%
                                                                ------------  ----------------  ------------  ----------------
                Total costs and expenses                               85.1             54.9%          82.6             54.3%
                                                                ------------  ----------------  ------------  ----------------

Income from operations                                                 31.3             20.2%          31.8             20.9%

Interest expense                                                      (28.9)           (18.6%)        (28.1)           (18.5%)
Other income (expense), net                                             0.9              0.6%          (0.7)            (0.5%)
                                                                ------------  ----------------  ------------  ----------------

Income before income tax provision                                      3.3              2.1%           3.0              2.0%
Income tax provision                                                    4.2              2.7%           0.6              0.4%
                                                                ------------  ----------------  ------------  ----------------
Net income (loss)                                                     $(0.9)            (0.6%)  $       2.4              1.6%
                                                                ============  ================  ============  ================

      Adjusted EBITDA(a)                                        $      45.7             29.5%   $      41.4             27.2%
                                                                ============  ================  ============  ================

(a) Adjusted EBITDA represents income before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $4.3 million for the year ended December 31, 2002 and of ($0.5) million for the year ended December 31, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance based on their Adjusted EBITDA results. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Revenue, net. For the year ended December 31, 2003, net revenue decreased $2.9 million, or 1.9%, to $152.1 million from $155.0 million in 2002. The decrease in sales at Weekly Reader was primarily due to a decrease in sales at World Almanac of $2.9 million, or 5.5% to $49.4 million from $52.3 million in 2002, a decrease in sales at AGS of $1.3 million, or 2.2%, to $56.6 from $57.9 million in 2002, partially offset by an increase in sales at Weekly Reader, not including World Almanac and AGS, of $1.3 million, or 2.9%, to $46.1 million from $44.8 million in 2002.

The decrease in net revenue at Weekly Reader was primarily due to (1) a decrease in net revenue at World Almanac of $3.1 million, or 5.9%, to $49.2 million from $52.3 million in 2002 primarily as a result of lower net revenue of $1.7 million or 7.4% at WAE Library Services and $1.3 million or 8.2%, at Gareth Stevens, due in part to state budget deficits, which have directly impacted the catalog channel at WAE Library Services and the telemarketing and wholesale channel sales at Gareth Stevens; (2) a decrease in net revenue at AGS of $1.3 million, or 2.2%, to $56.6 from $57.9 million in 2002. Curriculum revenue decreased $2.8 million, or 8.7%, to $29.3 million from $32.1 million in 2002. Textbooks/workbooks revenue decreased $1.1 million, or 4.6%, from 2002 primarily due to several large one-time Literature textbook orders in 2002 that were not repeated in 2003 and current market conditions. Test Prep revenue was down $0.7 million, or 20.2% from 2002, due to the weak education funding environment and there was a decline in Backlist Curriculum of $1.0 million, or 22.3% from 2002 because these older product lines have not had any recent investment in product development. This decline in Curriculum revenue was partially offset by higher Assessment revenue of $1.5 million, or 6.1%, driven by an increase in GRADE (Group Reading Assessment and Diagnostic Evaluation) of $1.9 million, or 232.5%, and an increase of $0.5 million, or 24.2%, in PPVT (Picture Peabody Vocabulary
Test) revenue partially offset by a decrease of $0.9 million or 3.8%, on all other assessments. The decreases in revenue at World Almanac and AGS were partially offset by (3) an increase in net revenue at Weekly Reader, excluding World Almanac and AGS, of $1.5 million, or 3.3%, to $46.3 million from $44.8 million in 2002. This increase was primarily attributable to higher revenue at Lifetime Learning Systems, Inc., a subsidiary of Weekly Reader as a result of increased sponsored supplemental educational material shipments of $2.5 million, or 42.8%; increased licensing revenue of $0.5 million, or 11.8%, due to higher net revenue from the QVC Shopping Network Channel; partially offset by a decline in periodical circulation revenue of $1.5 million, or 4.4%, due to the challenging K-12 funding environment.

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

Gross profit. For the year ended December 31, 2003 gross profit at Weekly Reader decreased $2.0 million or 1.7% to $114.4 million from $116.4 million in 2002 primarily as a result of (1) a decrease in gross profit at World Almanac of $2.4 million, or 6.7%, to $33.4 million from $35.8 million in 2002. Gross profit at World Almanac as a percent of revenue decreased to 67.9% from 68.5% in 2002 mainly due to a change in product mix; (2) a decrease in gross profit at AGS of $0.6 million, or 1.4% to $43.5 million from $44.1 million in 2002 driven by the AGS volume decrease described above partially offset by an increase in gross profit as a percent of revenue to 76.9% from 76.2% partially offset by (3) an increase in gross profit at Weekly Reader, excluding AGS and World Almanac of $1.0 million, or 2.7%, to $37.5 million from $36.5 million in 2002. Gross profit as a percent of revenue decreased slightly at Weekly Reader, excluding World Almanac and AGS, to 81.0% in 2003 for 81.5% in 2002. Gross profit as a percentage of sales increased slightly to 75.2% for the year ended December 31, 2003 from 75.1% in 2002 for Weekly Reader Corporation and Subsidiaries.

Costs and expenses. For the year ended December 31, 2003, operating costs and expenses decreased $2.5 million, or 2.9%, to $82.6 million from $85.1 million in 2002. Cost and expenses as a percentage of net revenue decreased to 54.3% from 54.9% in 2002. This decrease in costs and expenses was primarily driven by; (i) a decrease in restructuring costs of $4.8 million or 111.6%; (ii) a decrease in editorial costs of $0.5 million or 4.6%; partially offset by (iii) a increase in general and administrative costs of $0.4 million or 2.2%; (iv) an increase in amortization of intangible assets of $1.9 million or 26.4%; and (v) an increase in distribution, circulation and fulfillment costs of $0.6 million or 4.3%. Restructuring costs decreased due to $4.3 million in expense recorded in 2002 related to the "2002 Plan of Restructuring" compared to the $0.5 million in reduction in expense related to adjustments for updated assumptions of the original plan primarily for lease termination costs. The increase in general and administrative expenses primarily related to a separation reserve of $1.1 million for a senior executive, higher professional fees of $0.2 million due to legal matters, a SEC inquiry and increased audit fees, and higher recruiting fees of $0.4 million related to management changes offset by a reduction of rent expense of $0.4 million through consolidation of facilities and $0.6 million reduction of fixed overhead costs. The increase in amortization of intangible assets primarily relates to increased investment in pre-publication costs related to ongoing investment in product development.

Interest expense. For the year ended December 31, 2003, interest expense decreased by $0.8 million, or 2.8%, to $28.1 million from $28.9 million for the same period in 2002. Interest expense as a percentage of net revenue decreased to 18.5% from 18.6% for the same period in 2002.

Income tax provision. For the year ended December 31, 2003, the provision for income taxes decreased by $3.6 million, or 85.7%, to $0.6 million from $4.2 million for the same period in 2002. Weekly Reader recorded non-cash deferred income tax expense of approximately $3.5 million on January 1, 2002 related to the adoption of SFAS 142. The non-cash charge of $3.5 million on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with Weekly Reader's net operating losses. Historically, Weekly Reader did not need a valuation allowance for the portion of its net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by Weekly Reader's net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, Weekly Reader will continue to amortize these assets for tax purposes. As a result, Weekly Reader will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of Weekly Reader's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded.

Adjusted EBITDA. For the year ended December 31, 2003, Adjusted EBITDA decreased $4.3 million, or 9.4%, to $41.4 million from $45.7 million for the same period in 2002 This decrease is primarily attributable to the factors described above. Adjusted EBITDA represents income (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $4.3 million for the year ended December 31, 2002 and a restructuring adjustment of ($0.5) million for the year ended December 31, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance based on their Adjusted EBITDA results. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to net income is as follows:

                                                     Year Ended December 31,
Adjusted EBITDA reconciliation to Net Income            2002         2003
                                                     ---------    ---------

      Net income (loss)                              $   (898)    $  2,451
      Depreciation and amortization of intangibles      9,221       10,794
      Income taxes                                      4,201          612
      Interest expense                                 28,877       28,091
      Restructuring costs                               4,280         (516)
                                                     ---------    ---------
Adjusted EBITDA                                      $ 45,681     $ 41,432
                                                     =========    =========

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 -- WEEKLY READER CORPORATION AND SUBSIDIARIES

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.


                                                                                   Year Ended December 31,
                                                                           2001                                2002
                                                            ----------------------------------  ----------------------------------
                                                               Amount       % of Net Revenue       Amount       % of Net Revenue
                                                            ------------  --------------------  ------------  --------------------
                                                                                    (Dollars in millions)

Revenue, net                                                $     158.5                100.0%   $     155.0                100.0%
Cost of goods sold                                                 40.9                 25.8%          38.6                 24.9%
                                                            ------------  --------------------  ------------  --------------------
Gross profit                                                      117.6                 74.2%         116.4                 75.1%
Costs and expenses:
      Sales and marketing                                          29.5                 18.6%          28.1                 18.1%
      Distribution, circulation and fulfillment                    13.7                  8.6%          14.0                  9.0%
      Editorial                                                    10.7                  6.8%          10.9                  7.0%
      General and administrative                                   20.6                 13.0%          18.6                 12.0%
      Restructuring costs                                             -                  0.0%           4.3                  2.8%
      Depreciation                                                  2.0                  1.3%           2.0                  1.3%
      Amortization of intangible assets                             8.8                  5.6%           7.2                  4.6%
                                                            ------------  --------------------  ------------  --------------------
                Total costs and expenses                           85.3                 53.8%          85.1                 54.9%
                                                            ------------  --------------------  ------------  --------------------

Income from operations                                             32.3                 20.4%          31.3                 20.2%

Interest expense                                                  (32.3)               (20.4%)        (28.9)               (18.6%)
Other income, net                                                  (0.6)                (0.4%)          0.9                  0.6%
                                                            ------------  --------------------  ------------  --------------------

(Loss) income before income tax provision                          (0.6)                (0.4%)          3.3                  2.1%
Income tax provision                                                0.3                  0.2%           4.2                  2.7%
                                                            ------------  --------------------  ------------  --------------------
Net (loss) income                                           $      (0.9)                (0.6%)  $      (0.9)                (0.6%)
                                                            ============  ====================  ============  ====================

      Adjusted EBITDA (a)                                   $      42.4                 26.8%   $      45.7                 29.5%
                                                            ============  ====================  ============  ====================

(a) Adjusted EBITDA represents income (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $4.3 million for the year ended December 31, 2002. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance based on their Adjusted EBITDA results. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue, net. For the year ended December 31, 2002, net revenue decreased $3.5 million, or 2.2%, to $155.0 million from $158.5 million in 2001. The decrease in net revenue at Weekly Reader was primarily due to a decrease in net revenue at World Almanac of $3.0 million, or 5.4% to $52.3 million from $55.3 million in 2001, a decrease in net revenue at Weekly Reader, not including World Almanac and AGS, of $1.6 million, or 3.4%, to $44.8 million from $46.4 million in 2001, partially offset by an increase in net revenue at AGS of $1.1 million, or 1.9%, to $57.9 from $56.8 million in 2001.

The decrease in net revenue at Weekly Reader was primarily due to (i) a decrease in net revenue at World Almanac of $3.0 million, or 5.4% to $52.3 million from $55.3 million in 2001 primarily as a result of lower revenue at WAE Library Services of $3.7 million, or 14.1%, partially offset by higher revenue at Gareth Stevens of $1.2 million, or 8.2%, from 2001. The lower revenue at WAE Library Services was primarily due to lower revenue of $2.6 million from its Main catalog as a result of the challenging K-12 funding environment impacted by growing state budget deficits. The revenue increase at Gareth Stevens was due to by higher revenue in its wholesale channels from the sale of its World Almanac Library and Weekly Reader Early Learning Library imprints; (ii) a decrease in net revenue at Weekly Reader, not including World Almanac and AGS, of $1.6 million, or 3.4%, to $44.8 million from $46.4 million in 2001. The decrease was primarily attributable to lower custom publishing shipments of $1.2 million, or 17.2%, at its Lifetime Learning Inc. subsidiary; lower periodical revenue of $1.2 million, or 3.5%, resulting from the planned restructuring of the periodical shipping schedule and lower circulation; and lower skills books revenue of $0.2 million, or 11.9%. These decreases at Weekly Reader were partially offset by higher licensing revenue of $1.1 million, or 36.9%, due primarily to higher revenue through QVC Shopping Network Channel. The revenue decreases at World Almanac and Weekly Reader were partially offset by (iii) an increase in net revenue at AGS of $1.1 million, or 1.9%, to $57.9 million from $56.8 million in 2001. AGS Assessment net revenue increased $0.4 million, or 1.6%, from 2001 primarily as a result of a revenue increase of $0.5 million or 132.7% of GRADE (Group Reading Assessment and Diagnostic Evaluation). Curriculum net revenue increased $0.7 million, or 2.1%, from 2001 as a result of a $1.7 million, or 7.7%, increase in Textbook/Worktext revenue from 2001 due to the release of several new and revised textbooks in Math, English and Reading , further penetration of Science textbooks and several large, one-time Literature textbook orders. The increase in Textbook/Workbook revenue was partially offset by a market driven decline in Test Prep of $0.5 million or 15.0%, and a decline of $0.5 million, or 10.0%, of Backlist Curriculum revenue from 2001.

Gross profit. Gross profit at Weekly Reader decreased $1.2 million, or 1.0%, to $116.4 million from $117.6 million in 2001 primarily as a result of (i) a decrease in gross profit at World Almanac of $1.6 million, or 4.3%, to $35.8 million from $37.4 million in 2001. Gross profit at World Almanac as a percent of revenue increased to 68.5% from 67.6% in 2001 mainly due to a change in product mix partially related to an increase in sales of product sold through the internet. (ii) a decrease in gross profit of $0.8 million, or 2.1%, at Weekly Reader, excluding AGS and World Almanac, to $36.5 million from $37.3 million in 2001. Gross profit at Weekly Reader as a percent of revenue increased to 81.5% from 80.4% due to lower paper costs.(iii) partially offset by an increase in gross profit at AGS of $1.2 million, or 2.8%, to 44.1 million from
42.9 million in 2001. Gross profit at AGS as a percent of sales increased to 76.2% from 75.5% due to a shift in sales mix. Gross profit as a percentage of net revenue at Weekly Reader Corporation and Subsidiaries increased to 75.1% from 74.2% in 2001 driven by a more profitable sales mix and lower paper costs.

Costs and expenses. For the year ended December 31, 2002, costs and expenses decreased $0.2 million, or 0.2%, to $85.1 million from $85.3 million in 2001 primarily due to (i) lower amortization of goodwill and intangible assets of $1.6 million or 18.2% to $ 7.2 million from $8.8 million in 2001 primarily due to a decrease in amortization of goodwill and intangibles with indefinite lives as a result of the Company's adoption of SFAS No. 142 in 2002, (ii) a $1.4 million or 4.7% decrease in sales and marketing expense resulting primarily from a decrease of $1.0 million at Weekly Reader resulting from amortizing direct response advertising expenditures over a longer period of time to more accurately match these expenses with revenues generated from these expenditures,
(iii) a $2.0 million or 9.7% decrease in general and administrative expense, primarily driven by the work force reduction implemented in 2002 partially offset by (iv) $4.3 million increase in restructuring costs recorded during the year ended December 31, 2002.

Interest expense. For the year ended December 31, 2002, interest expense decreased by $3.4 million, or 10.5%, to $28.9 million from $32.3 million in 2001, as a result of lower interest rates on the Company's long-term debt. Interest expense as a percentage of sales decreased to 18.6% from 20.4% for the same period in 2001.

Other income, net. For the year ended December 31, 2002, other income, net increased $1.5 million to $0.9 million in income from $0.6 million expense in 2001. This increase was primarily driven by a $1.7 million gain from a hedging transaction in the 2002 period.

Income tax provision. For the year ended December 31, 2002, the provision for income taxes increased by $3.9 million to an income tax provision of $4.2 million from a provision for income taxes of $0.3 million in 2001. The Company recorded non-cash deferred income tax expense of $3.5 million on January 1, 2002 and $0.6 million during the year ended December 31, 2002, which would not have been required prior to the adoption of SFAS 142. The non-cash charge of $3.5 million on January 1, 2002 was recorded to increase the valuation allowance related to the Company's net operating losses. As a result of the adoption of SFAS 142, book amortization of goodwill will not occur during the carry-forward period of the operating losses. In addition, since book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each year because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded.

Adjusted EBITDA. For the year ended December 31, 2002, Adjusted EBITDA increased $3.3 million, or 7.8%, to $45.7 million from $42.4 million in 2001. This decrease is primarily attributable to the factors described above.. Adjusted EBITDA represents income (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $4.3 million for the year ended December 31, 2002. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance based on their Adjusted EBITDA results. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA our net loss is as follows:

                                                       Year Ended December 31,
Adjusted EBITDA reconciliation to Net Loss               2001          2002
                                                      ----------    ----------

      Net loss                                         $   (852)     $   (898)
      Depreciation and amortization of intangibles       10,745         9,221
      Income taxes                                          281         4,201
      Interest expense                                   32,267        28,877
      Restructuring costs                                     -         4,280
                                                      ----------    ----------
Adjusted EBITDA                                        $ 42,441      $ 45,681
                                                      ==========    ==========

LIQUIDITY AND CAPITAL RESOURCES

General

At December 31, 2003 WRC Media's sources of cash were its (1) operating subsidiaries, Weekly Reader, CompassLearning and ChildU, and (2) a $30.0 million revolving credit facility, of which the Company had agreed as of December 30, 2003, to borrow no more than $26.0 million. As of December 31, 2003, $5.0 million of the revolving credit facility had been drawn down at an interest rate that approximated 6.5%. Additionally, the Company has a stand-by letter of credit, renewable annually, in the amount of $2.0 million, which serves as security for a real estate lease entered into by the Company. While this letter of credit is in effect, it reduces available borrowing under the revolving credit facility by $2.0 million. At December 31, 2003, the Company had $19.0 of credit available under the revolving credit facility.

For the January through June time period, WRC Media and its subsidiaries usually experience negative cash flow due to the seasonality of its business. As a result of this business cycle, borrowings usually increase during the period January through June time period, and borrowings generally will be at its lowest point in the fourth quarter.

Prior to the refinancing discussed below, our senior secured credit agreement (the "First-Lien Facility") consisted of a $30.0 million revolving credit facility with a maturity of November 17, 2005, of which we had agreed as of December 30, 2003 not to borrow more than $26.0 million, a $31.0 million amortizing term loan A facility with a maturity of November 17, 2005, a $100.0 million amortizing term loan B facility with a maturity of November 17, 2006 and a $10.0 million amortizing additional term loan A facility with a maturity of November 17, 2006. As of December 31, 2003, there were $118.7 million in aggregate principal amount of term loans outstanding under the First-Lien Facility. The terms of our First-Lien Facility required us on an ongoing basis to meet certain financial covenants, including a maximum leverage ratio covenant and a minimum fixed charge coverage ratio covenant. Compliance with these covenants was measured as of the last day of each fiscal quarter. Each ratio became more stringent periodically during the fiscal year ended December 31, 2003 and through March 31, 2004. With respect to the fourth quarter ended December 31, 2003, we were required to have a leverage ratio no greater than 5.00:1.0 and a fixed charge coverage ratio no less than 1.10:1.0 and thereafter beginning with the quarter ending March 31, 2004, we were required to have a leverage ratio no greater than 4.00:1.0 and a fixed charge ratio no less than 1.50:1.0. We were not in compliance with these covenants as of December 31, 2003. For the year ended December 31, 2003, our leverage ratio was 5.73:1 and our fixed charge coverage ratio was 1.05:1. We successfully reached an agreement with our senior lenders under which they would continue to make available to the Company additional borrowings under the Company's revolving credit facility through March 31, 2004. Under the agreement, the lenders waived through March 31, 2004 WRC Media's failure to comply with certain financial covenants as of December 31, 2003, and WRC Media agreed to limit borrowings, including currently outstanding borrowings and letters of credit, under its revolving credit facility to $26.0 million out of the $30.0 million facility.

After giving effect to the restatement described in "Item 8. Consolidated Financial Statements--WRC Media Inc. and Subsidiaries--Note 24. Restatement," we were and are in compliance with the financial covenants under the First-Lien Facility as then in effect for all of the reporting periods affected, other than the fourth quarter of 2003, for which the lenders under the First-Lien Facility granted us a waiver.

On March 29, 2004, we refinanced all of our term loans under the First-Lien Facility with a $145.0 million senior, second-priority lien secured financing that was provided to the Company pursuant to a term loan facility (the "Second-Lien Facility"). The proceeds of the Second-Lien Facility were used (i) to refinance in full all term loans outstanding under the First-Lien Facility,
(ii) to pay fees and expenses related to the Second-Lien Facility and all transactions contemplated in connection therewith and (iii) for general corporate purposes of the Company, including paying down $15.0 million of borrowings under its revolving credit facility.

All payment obligations under the Second-Lien Facility are secured by a second-priority lien on the collateral securing the First-Lien Facility; provided that all obligations under the Second-Lien Facility will rank equally in right of payment with all payment obligations under the First-Lien Facility and will not be subordinated in any respect to the First-Lien Facility. The final maturity of the Second-Lien Facility will be March 29, 2009. At the Company's option, the loans will bear interest at either the Administrative Agent's (i) alternate base rate plus 4.00% per annum" or (ii) reserve-adjusted LIBO rate plus 5.00% per annum.

The Second-Lien Facility has one financial covenant, a maximum senior leverage ratio of Senior Secured Debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.25:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the senior leverage ratio shall not exceed 4.50:1.00, in each case to be tested on the last day of each fiscal quarter and computed for the Company and its consolidated subsidiaries.

In connection with entering into the Second-Lien Facility, we entered into an amendment and restatement of our First-Lien Facility, which now consists solely of a $30.0 million revolving credit facility. The cash available under our First-Lien Facility, together with the cash from our operating subsidiaries, Weekly Reader, CompassLearning and ChildU, is considered adequate for the Company's needs for the foreseeable future.

The First-Lien Facility, as amended and restated, has a maturity of December 29, 2008, and has one financial covenant, a senior leverage ratio of Senior Secured Debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.00:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the senior leverage ratio may not exceed 4.25:1.00, in each case to be tested on the last day of the fiscal quarter and computed for the Company and its consolidated subsidiaries. Interest on revolving loan borrowings under the First-Lien Facility will bear interest at a rate per annum equal to the LIBO rate as defined in the First-Lien Facility plus 3.5% or the alternate base rate as defined in the First-Lien Facility plus 2.5%. After giving effect to the refinancing, $8.0 million was outstanding under our First-Lien Facility. The credit agreement for our First-Lien Facility is secured by liens on substantially all of our assets, and the credit agreement for our Second-Lien Facility is secured by second-priority liens on all the assets securing the First-Lien Facility.

Liquidity, Working Capital and Capital Resources

As of December 31, 2003, WRC Media and its subsidiaries had negative working capital of $34.5 million. WRC Media's cash and cash equivalents were approximately $1.4 million at December 31, 2003. WRC Media and its subsidiaries' operations provided approximately $1.7 million in cash for the year ended December 31, 2003. WRC Media and its subsidiaries' principal uses of cash are for debt service, working capital and expenses relating to potential acquisitions.

WRC Media and its subsidiaries' investing activities for the year ended December 31, 2003, included investments in software development of approximately $4.8 million and capital expenditures of approximately $1.6 million.

WRC Media and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the year ended December 31, 2003, financing activities used net cash of $3.0 million, which primarily resulted from net borrowings of $5.0 million under the revolving credit facility which was offset by $8.0 million repayment of the senior secured term loans. The senior second-priority secured term loans under our Second-Lien Facility, which refinanced all the senior secured term loans under our First-Lien Facility, do not amortize and we do not expect our financing activities going forward to include regular periodic retirement of term loans prior to maturity.

Derivative Financial Instruments

The Company uses derivative financial instruments to reduce its exposure to interest rate volatility. In 2003, the Company used interest rate swaps and caps to reduce exposure to interest rate changes. At December 31, 2003, Weekly Reader had one outstanding derivative financial instrument in place, an interest rate cap on 50% of its senior secured term loans as required by the First-Lien Facility as then in effect. Our amended and restated First-Lien Facility and our Second-Lien Facility require us to obtain interest rate protection that, when taken together with the aggregate principal amount of our indebtedness subject to a fixed interest rate, will result in at least 50% of our total indebtedness being either fixed, hedged or capped for the duration of the applicable facility. On November 15, 2003, we entered into financial instruments with a notional value of $61.0 million, which terminates on November 15, 2004 and requires us to pay a floating rate of interest based on the three-month LIBO rate as defined in that arrangement with a cap rate of 2.5%. The fair value of this interest rate cap as of December 31, 2003 was de-minimus.

Seasonality

Operating results have varied and are expected to continue to vary from quarter to quarter as a result of seasonal patterns. Weekly Reader and CompassLearning's net revenue are significantly affected by the school year. Weekly Reader's net revenue in the third, and to a lesser extent the fourth, quarters are generally the strongest as products are shipped for delivery during the school year. CompassLearning's net revenues were historically strongest in the second quarter, and to a lesser extent the fourth quarter. However, due to tight funding environment in the last couple of years, the trend is shifting towards the fourth quarter being the strongest, followed by the second quarter. The strength in the second quarter is generally attributed to the end of the school fiscal year (June 30th) and the need for the schools to spend the money prior to year end. In addition, by purchasing in the second quarter, schools are able to have the software products purchased and installed over the summer and ready to train teachers when they return from summer vacation. However, due to budget cuts, schools do not have excess money by the end of their fiscal year resulting in lower sales for CompassLearning in our second fiscal quarter. CompassLearning's fourth quarter revenue is strong as a result of sales patterns driven by new school year money being appropriated and funded, CompassLearning's commissioned sales force seeking to meet year-end sales goals as well as schools purchasing software to be installed in time to take advantage of it during the second half of the school year.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that the primary beneficiary of the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The adoption of FIN 46R will not have an impact on the Company's consolidated financial position or results of operations.

Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations"("SFAS 143"), became effective for us on January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS 143 did not have any impact on the Company's consolidated financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the Company at the beginning of the first interim period beginning after December 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of the statement will require the Company to reclassify its 15% Senior Preferred Stock from the mezzanine section of the balance sheet to other long-term liabilities. Future dividend payments for the 15% Senior Preferred Stock will be recorded to interest expense in the consolidated statement of operations. The adoption of this statement did not result in any adjustment to the book value of the Company's 15% Senior Preferred Stock as of January 1, 2004 as book value approximated fair value at such date.

On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The majority of the provisions of this statement apply to financial statements issued for fiscal years ending after December 15, 2003. The Company has included the required disclosures in its consolidated financial statements.

Factors That May Affect The Future Results And Financial Condition

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

The preliminary SEC inquiry we previously disclosed in our Form 8-K filed with the SEC on December 15, 2003, is ongoing, and we cannot predict the final outcome of the inquiry at this time;

The general risks inherent in the market and the impact of rising interest rates with regard to its variable debt facilities; and

The terms of our First-Lien Facility and Second-Lien Facility require us on an ongoing basis to meet certain maximum senior secured leverage ratio covenants. A default under either credit agreement could result in acceleration of our payment obligations thereunder and would have a material adverse effect on our financial condition and liquidity.

The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

PART II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk. Market risk, with respect to our business, is the potential loss arising from adverse changes in interest rates. We manage our exposure to this market risk through regular operating and financing activities and, when deemed appropriate, through the use of derivatives. We use derivatives as risk management tools and not for trading purposes.

We were subject to market risk exposure related to changes in interest rates on our $118.7 million (as of December 31, 2003) senior secured term loans under our First-Lien Facility and we will continue to be subject to market risk on our $145.0 million (as of March 29, 2004) Second-Lien Facility. Interest on revolving loan borrowings under our First-Lien Facility maturing in December 2008 will bear interest at a rate per annum equal to the LIBO rate as defined in the First-Lien Facility plus 3.5% or the alternate base rate as defined in the First-Lien Facility plus 2.5%. Interest on the term loans under our Second-Lien Facility maturing in March 2009 will bear interest at a rate per annum equal to the LIBO rate as defined in the Second-Lien Facility plus 5.0% or the alternate base rate as defined in the Second-Lien Facility plus 4.0%. A 1% increase in interest rates would result in an increase in our annual interest costs of approximately $1.45 million.

The First-Lien Facility and the Second-Lien Facility require us to obtain interest rate protection that, when taken together with the aggregate principal amount of the Company's indebtedness subject to a fixed interest rate, will result in at least 50% of our total indebtedness being either fixed, hedged or capped for the duration of the applicable facility. On November 15, 2003, we entered into an arrangement with a notional value of $60.1 million, which terminates on November 15, 2004 and requires us to pay a floating rate of interest based on the three-month LIBO rate as defined in that arrangement with a cap rate of 2.5%. The fair value of the interest rate cap as of December 31, 2003 was de-minimus.

PART II

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements and
Financial Statement Schedule                                             PAGE(S)

WRC MEDIA INC. AND SUBSIDIARIES
(CO-ISSUER OF SENIOR SUBORDINATED NOTES):
Report of Independent Registered Public Accounting
       Firm--Deloitte & Touche LLP                                         71
Consolidated Balance Sheets as of December 31, 2002
       and 2003 (as restated)                                              72
Consolidated Statements of Operations for the Years
       Ended December 31, 2001, 2002 and 2003 (as restated)                74
Consolidated Statements of Stockholders' Deficit for the Years
       Ended December 31, 2001, 2002 and 2003 (as restated)                75
Consolidated Statements of Cash Flows for the Years
       Ended December 31, 2001, 2002 and 2003 (as restated)                76
Notes to Consolidated Financial Statements (as restated)                   77

WEEKLY READER CORPORATION AND SUBSIDIARIES
(CO-ISSUER OF SENIOR SUBORDINATED NOTES):
Report of Independent Registered Public Accounting
       Firm--Deloitte & Touche LLP                                        118
Consolidated Balance Sheets as of December 31, 2002
       and 2003 (as restated)                                             119
Consolidated Statements of Operations for the Years Ended
       December 31, 2001, 2002 and 2003 (as restated)                     121
Consolidated Statements of Stockholders' Deficit for the Years Ended
       December 31, 2001, 2002 and 2003 (as restated)                     122
Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2001, 2002 and 2003 (as restated)                     123
Notes to Consolidated Financial Statements (as restated)                  124

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of WRC Media Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of WRC Media Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at
Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WRC Media Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Notes 2 and 7 of the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 as of January 1, 2002.

As discussed in Note 24, the accompanying consolidated financial statements have been restated.




DELOITTE & TOUCHE LLP
New York, New York
June 15, 2004

WRC MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

                                                                                    December 31,
                                                                              2002          2003
                                                                          ------------   ------------
                                                                          (As Restated   (As Restated
                                                                          See Note 24)   See Note 24)
                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash and cash equivalents                                             $  9,095       $  1,432
     Accounts receivable (net of allowances for doubtful accounts
         and sales returns of $3,116 and $2,519, respectively)               36,329         30,027
     Inventories, net                                                        15,445         16,652
     Prepaid expenses                                                         2,935          3,367
     Other current assets (including restricted assets
         of $1,403 and $1,006, respectively)                                  1,797          1,889
                                                                           --------       --------

       Total current assets                                                  65,601         53,367

PROPERTY AND EQUIPMENT, net                                                   6,589          5,792
CAPITALIZED SOFTWARE, net                                                     4,970          7,293
GOODWILL                                                                    241,324        241,324
DEFERRED FINANCING COSTS, net                                                 7,091          5,675
OTHER INTANGIBLE ASSETS, net                                                 88,687         76,860
OTHER ASSETS AND INVESTMENTS                                                 24,374         29,896
                                                                           --------       --------

       Total assets                                                        $438,636       $420,207
                                                                           ========       ========


  The accompanying notes are an integral part of these consolidated financial statements.

WRC MEDIA INC. AND SUBSIDIARIES

(amounts in thousands, except share and per share data)

                                                                                       December 31,
                                                                                    2002          2003
                                                                                ------------   ------------
                                                                                (As Restated   (As Restated
                                                                                See Note 24)    See Note 24)
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                            $  20,825       $  16,963
     Accrued payroll, commissions and benefits                                       8,688           9,356
     Current portion of deferred revenue                                            39,600          35,900
     Other accrued liabilities                                                      23,317          17,166
     Current portion of long-term debt                                               7,721           8,477
                                                                                 ---------       ---------

       Total current liabilities                                                   100,151          87,862

DEFERRED REVENUE, net of current portion                                             1,004             959
DEFERRED TAX LIABILITIES                                                             7,900          10,800
LONG-TERM DEBT                                                                     266,219         262,925
                                                                                 ---------       ---------

       Total liabilities                                                           375,274         362,546
                                                                                 ---------       ---------

COMMITMENTS AND CONTINGENCIES
15% SENIOR PREFERRED STOCK,
     including accrued dividends and accretion of warrant value
     (3,000,000 and 5,508,080 shares outstanding, respectively)
     (Liquidation preference of $138,637)                                          110,772         130,701
                                                                                 ---------       ---------

WARRANTS ON COMMON STOCK OF SUBSIDIARIES                                            11,751          11,751
                                                                                 ---------       ---------

COMMON STOCK SUBJECT TO REDEMPTION                                                     965             940
                                                                                 ---------       ---------

STOCKHOLDERS' DEFICIT:
     Common stock, ($.01 par value, 20,000,000 shares authorized;
     7,009,750 outstanding in 2002 and 7,008,406 outstanding in 2003)                   70              70
     18% convertible preferred stock, ($.01 par value, 750,000 shares
     authorized, 459,525 outstanding in 2002 and 547,980 outstanding in 2003)       18,381          21,919
     Additional paid-in capital                                                    131,453         131,753
     Accumulated other comprehensive loss                                           (3,357)         (1,899)
     Accumulated deficit                                                          (206,673)       (237,574)
                                                                                 ---------       ---------

       Total stockholders' deficit                                                 (60,126)        (85,731)
                                                                                 ---------       ---------

       Total liabilities and stockholders' deficit                               $ 438,636       $ 420,207
                                                                                 =========       =========



  The accompanying notes are an integral part of these consolidated financial statements.

WRC MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(amounts in thousands)

                                                                          2001            2002             2003
                                                                     -------------    ------------     ------------
                                                                      (As Restated    (As Restated     (As Restated
                                                                      See Note 24)     See Note 24)     See Note 24)
REVENUE, net                                                          $ 226,897        $ 207,873        $ 202,703

COST OF GOODS SOLD                                                       64,746           59,953           56,445
                                                                      ---------        ---------        ---------
     Gross profit                                                       162,151          147,920          146,258
                                                                      ---------        ---------        ---------
COSTS AND EXPENSES:
     Sales and marketing                                                 55,107           48,588           47,201
     Research and development                                             5,989            1,728            1,424
     Distribution, circulation and fulfillment                           13,699           14,012           14,626
     Editorial                                                           10,678           10,847           10,365
     General and administrative                                          29,761           25,934           25,379
     Restructuring costs and other non-recurring expenses                     -            8,594            1,018
     Depreciation                                                         3,251            3,065            2,280
     Amortization of goodwill and intangible assets                      59,194           16,653           17,546
                                                                      ---------        ---------        ---------

     Total operating costs and expenses                                 177,679          129,421          119,839
                                                                      ---------        ---------        ---------

     Income (loss) from operations                                      (15,528)          18,499           26,419

INTEREST EXPENSE, INCLUDING AMORTIZATION
   OF DEFERRED FINANCING COSTS                                          (33,455)         (30,061)         (29,349)
LOSS ON INVESTMENT                                                         (875)          (3,064)               -
OTHER INCOME (EXPENSE), net                                                (708)             721           (1,453)
                                                                      ---------        ---------        ---------

     Loss before income tax provision                                   (50,566)         (13,905)          (4,383)

INCOME TAX PROVISION                                                        658            8,180            3,051
                                                                      ---------        ---------        ---------

     Net loss                                                         $ (51,224)       $ (22,085)       $  (7,434)
                                                                      =========        =========        =========

   The accompanying notes are an integral part of these consolidated financial statements.

WRC MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(amounts in thousands, except per share data)

                                                                                                       Accumulated
                                                                                                         Other
                                                                      Common Stock      Additional   Comprehensive
                                                                    ---------------      Paid-In        Income        Accumulated
                                                                    Shares     Value     Capital        (Loss)          Deficit
                                                                    ------    ------    ---------    -------------    ------------
Balance January 1, 2001 (as restated, see Note 24)                   6,851    $   69    $ 128,223       $       9      $ (95,949)
     Other comprehensive loss:
         Net loss (as restated, see Note 24)                             -         -            -               -        (51,224)
         Minimum pension liability                                       -         -            -            (325)             -
        Total comprehensive loss
     Acquisition of common stock subject
        to redemption - 538 shares at $18.60 per share                  (1)        -            -               -              -
     Senior preferred stock dividends (as restated, see Note 24)         -         -            -               -        (14,549)
     Accretion of senior preferred stock                                 -         -            -               -           (919)
     Issuance of convertible preferred stock-343,750 shares at
        $40.00 per share                                                 -         -            -               -              -
     Dividends on convertible preferred stock                            -         -            -               -         (1,663)
     Issuance of common stock in connection with acquisition-
        162,500 shares at $18.96 per share (as restated,
        see Note 24)                                                   163         1        3,080               -              -
                                                                 ---------    ------    ---------       ---------      ---------
Balance December 31, 2001 (as restated, see Note 24)                 7,013    $   70    $ 131,303       $    (316)     $(164,304)
     Other comprehensive loss:
         Net loss (as restated, see Note 24)                             -         -            -               -        (22,085)
         Minimum pension liability                                       -         -            -          (3,041)             -
        Total comprehensive loss
     Senior preferred stock dividends (as restated, see Note 24)         -         -            -               -        (16,384)
     Accretion of senior preferred stock                                 -         -            -               -           (932)
     Dividends on convertible preferred stock                            -         -            -               -         (2,968)
     Issuance of common stock for services-8,064 shares
        at $18.60 per share                                              8         -          150               -              -
     Acquisition of common stock subject to redemption-
        11,559 shares at $40.00 per share                              (11)        -            -               -              -
                                                                 ---------    ------    ---------       ---------      ---------
Balance December 31, 2002 (as restated, see Note 24)                 7,010    $   70    $ 131,453       $  (3,357)     $(206,673)

     Other comprehensive loss:
         Net loss (as restated, see Note 24)                             -         -            -               -         (7,434)
         Minimum pension liability                                       -         -            -           1,458              -
        Total comprehensive loss                                         -         -            -               -              -
     Senior preferred stock dividends (as restated, see Note 24)         -         -            -               -        (18,982)
     Accretion of senior preferred stock                                 -         -            -               -           (947)
     Dividends on convertible preferred stock                            -         -            -               -         (3,538)
     Management fees forgiven by principal shareholder                   -         -          300               -              -
     Common stock repurchase -1,344 shares at $18.60 per share          (2)        -            -               -              -
                                                                 ---------    ------    ---------       ---------      ---------
Balance December 31, 2003 (as restated, see Note 24)                 7,008    $   70    $ 131,753       $  (1,899)     $(237,574)
                                                                 =========    ======    =========       =========      =========




                                                                      Junior Preferred Stock   Total Stockholders'
                                                                       Shares       Value        Equity (Deficit)
                                                                   ---------   -----------     --------------------
Balance January 1, 2001 (as restated, see Note 24)                         -         $ -         $  32,352
     Other comprehensive loss:
         Net loss (as restated, see Note 24)                               -           -
         Minimum pension liability                                         -           -
        Total comprehensive loss                                                                   (51,549)
     Acquisition of common stock subject
        to redemption - 538 shares at $18.60 per share                     -           -                 -
     Senior preferred stock dividends (as restated, see Note 24)           -           -           (14,549)
     Accretion of senior preferred stock                                   -           -              (919)
     Issuance of convertible preferred stock-343,750 shares at
        $40.00 per share                                                 344      13,750            13,750
     Dividends on convertible preferred stock                             42       1,663                 -
     Issuance of common stock in connection with acquisition-
        162,500 shares at $18.96 per share (as restated,
        see Note 24)                                                       -           -             3,081
                                                                   ---------   ---------         ---------
Balance December 31, 2001 (as restated, see Note 24)                     386   $  15,413         $ (17,834)
     Other comprehensive loss:
         Net loss (as restated, see Note 24)                               -           -
         Minimum pension liability                                         -           -
        Total comprehensive loss                                                                   (25,126)
     Senior preferred stock dividends (as restated, see Note 24)           -           -           (16,384)
     Accretion of senior preferred stock                                   -           -              (932)
     Dividends on convertible preferred stock                             74       2,968                 -
     Issuance of common stock for services-8,064 shares
        at $18.60 per share                                                -           -               150
     Acquisition of common stock subject to redemption-
        11,559 shares at $40.00 per share                                  -           -                 -
                                                                   ---------   ---------         ---------
Balance December 31, 2002 (as restated, see Note 24)                     460   $  18,381         $ (60,126)

     Other comprehensive loss:
         Net loss (as restated, see Note 24)                               -           -
         Minimum pension liability                                         -           -
        Total comprehensive loss                                           -           -            (5,976)
     Senior preferred stock dividends (as restated, see Note 24)           -           -           (18,982)
     Accretion of senior preferred stock                                   -           -              (947)
     Dividends on convertible preferred stock                             88       3,538                 -
     Management fees forgiven by principal shareholder                     -           -               300
     Common stock repurchase -1,344 shares at $18.60 per share             -           -                 -
                                                                   ---------   ---------         ---------
Balance December 31, 2003 (as restated, see Note 24)                     548   $  21,919         $ (85,731)
                                                                   =========   =========         =========



  The accompanying notes are an integral part of these consolidated financial statements.

WRC MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(amounts in thousands)

                                                                                             2001         2002           2003
                                                                                        -------------  -------------   ------------
                                                                                         (As Restated   (As Restated   (As Restated
                                                                                         See Note 24)   See Note 24)   See Note 24)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                    $(51,224)     $(22,085)     $ (7,434)

Adjustments to reconcile net loss to net cash provided by operating activities:
     Deferred income tax provision                                                                 -         7,900         2,900
     Depreciation and amortization                                                            64,303        21,932        22,295
     Loss on investment                                                                          875         3,064             -
     Write-off of acquisition costs                                                                -            49             -
     Issuance of common stock for services                                                         -           150             -
     Management fees forgiven by principal shareholder                                             -             -           300
     Loss on disposition and write-off of property and equipment                                 130           711           105
     Accretion of debt discount                                                                  345           396           451
     Amortization of deferred financing costs                                                  1,286         1,381         1,436
     Changes in operating assets and liabilities:
            Accounts receivable                                                                 (417)        7,152         6,302
            Inventories                                                                         (341)         (404)       (1,207)
            Prepaid expenses and other current assets                                          4,869        11,268          (524)
            Other noncurrent assets                                                           (8,127)      (10,629)      (11,242)
            Accounts payable                                                                  (1,404)        2,413        (3,862)
            Due to related party                                                                (786)            -             -
            Deferred revenue                                                                   2,894          (613)       (3,745)
            Accrued liabilities                                                               (5,815)      (10,269)       (4,025)
                                                                                            --------      --------      --------

                    Net cash provided by operating activities                                  6,588        12,416         1,750
                                                                                            --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions, net of cash acquired                                        (10,781)            -             -
     Purchase of property and equipment                                                       (4,077)       (1,414)       (1,592)
     Capitalized software                                                                          -        (4,333)       (4,791)
     Proceeds from disposition of property & equipment                                             -           578             4
     Investments in affiliates                                                                (3,939)            -             -
                                                                                            --------      --------      --------

                    Net cash used in investing activities                                    (18,797)       (5,169)       (6,379)
                                                                                            --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit                                                   28,000        33,000        34,000
     Repayments of revolving line of credit                                                  (28,000)      (33,000)      (29,000)
     Retirement of senior bank debt                                                           (4,587)       (6,171)       (7,989)
     Deferred financing fees                                                                    (993)         (685)          (20)
     Proceeds from term loans                                                                 10,000             -             -
     Proceeds from issuance of convertible preferred stock                                    13,750             -             -
     Purchase of common stock subject to redemption                                              (10)         (215)          (25)
                                                                                            --------      --------      --------

                    Net cash provided by (used in) financing activities                       18,160        (7,071)       (3,034)
                                                                                            --------      --------      --------

Increase (decrease) in cash and cash equivalents                                               5,951           176        (7,663)

CASH AND CASH EQUIVALENTS, beginning of year                                                   2,968         8,919         9,095
                                                                                            --------      --------      --------

CASH AND CASH EQUIVALENTS, end of year                                                      $  8,919      $  9,095      $  1,432
                                                                                            ========      ========      ========


  The accompanying notes are an integral part of these consolidated financial statements.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.   DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of WRC Media Inc. ("WRC Media") and its subsidiaries Weekly Reader Corporation ("Weekly Reader"), CompassLearning, Inc. ("CompassLearning") and ChildU, Inc. ("ChildU"). WRC Media was incorporated on May 14, 1999. The term "Company" refers to WRC Media and its subsidiaries.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from those estimates. Significant accounting estimates used in the preparation of the Company's consolidated financial statements include the fair value of derivative instruments, the fair value of equity securities underlying stock-based compensation, estimates used in calculating the allowance for doubtful accounts and sales returns the realizability of deferred tax assets, the carrying values of goodwill, intangible assets and long-lived assets and depreciation and amortization.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. The Company periodically evaluates the realizability of inventories and adjusts the carrying value as necessary.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

The carrying values of the Company's Senior Bank Credit Facilities are assumed to approximate the market value due to the variable interest rates on these instruments. The estimated fair values of other financial instruments as of December 31, 2003 are as follows:


                                                   Fair Value         Carrying Amount         Face Value
                                                   ----------         ---------------         ----------
12 3/4%    Senior Subordinated Notes                  $149,720              $147,724             $152,000


The carrying value of the Company's 15% Senior Preferred Stock approximates its fair value at December 31, 2003. There is no market value information available for the Company's 18% convertible preferred stock and the warrants to purchase common shares of the Company's subsidiaries and a reasonable estimate could not be made without incurring excessive costs.

The fair value at December 31, 2003 of the Company's outstanding interest rate cap agreement was de-minimus (Note 13).

Derivative Financial Instruments

Derivative financial instruments are held for purposes other than trading. The Company uses derivative financial instruments to reduce its exposure to interest rate volatility. All derivative instruments are recorded at fair value. For those instruments that do not qualify for hedge accounting, changes in fair value are recognized in income.

Cash and Cash Equivalents

Management considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents.

Software Development Costs

The Company capitalizes software development costs under the provisions of either Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") or Statement of Financial Accounting Standards ("SFAS") 86, "Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), based on the intended use of the software.

Research and development costs are charged to expense when incurred. Additionally, the Company capitalizes acquired and developed technologies that meet the provisions of SFAS 86. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. Software development costs are amortized on a straight-line basis over the expected life of the product. The Company periodically evaluates the net realizable value of capitalized software development costs based on factors such as budgeted sales, product development cycles and management's market emphasis. Software amortization is included in Cost of Goods Sold on the accompanying consolidated statements of operations. Amortization included in Cost of Goods Sold for the years ended December 31, 2001, 2002 and 2003 was $1,858, $2,214, and $2,468, respectively.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



The Company capitalizes the costs of acquiring, developing and testing software to meet the Company's internal needs. Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized cots include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal -use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Software development costs are amortized using a straight-line method over a five-year period. Amortization of software development costs for internal use software amounted to $393, $436 and $440 for the years ended December 31, 2001, 2002 and 2003, respectively. Costs associated with the purchase and developments of software for internal use have been capitalized in the amounts of $382 and $127 during the years ended December 31, 2002 and 2003, respectively.

Goodwill and Indefinite Lived Intangible

Goodwill represents the excess of the purchase price of companies acquired over the fair value of their net assets at the acquisition date. On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and intangible assets deemed to have indefinite lived intangible assets (primarily trademarks) are no longer amortized but are subject to annual impairment tests. Upon adoption of SFAS 142, the Company ceased amortizing goodwill and indefinite lived intangible assets.

The Company tests goodwill for impairment, at least annually in the fourth quarter, and uses a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit. Indefinite lived intangible assets are also tested at least annually for impairment using a fair value approach.

Long-Lived Assets

Long-lived assets of the Company, including amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. When such events or changes in circumstances occur, the Company tests for impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, the Company would recognize an impairment loss. The amount of the impairment loss will be determined by comparing the carrying value of the long-lived asset to the present value of the net future operating cash flows to be generated by the asset.

Deferred Financing Fees

Deferred financing fees are related to direct costs paid by the Company in connection with its financing agreements. These costs are deferred and are amortized on a straight-line basis over the term of the related debt. Amortization of deferred financing fees charged to operations for the years ended December 31, 2001, 2002 and 2003 was $1,286, $1,381 and $1,436,
respectively.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets. Depreciation is provided principally on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Leasehold improvements are depreciated over the shorter of their useful life or the respective lease term.

Revenue Recognition

Subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription. Sales of books, tests and other items are generally recognized as revenue upon shipment, net of an allowance for returns. Advertising revenues are recognized as income on the issue date, net of provisions for rebates. Revenues on sales of books to certain distributors are recognized when the Company's products are sold by the distributors to their customers, net of an allowance for returns. Consigned inventory associated with sales to distributors is not significant at December 31, 2002 and 2003.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables." The issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF 00-21 also supersedes certain guidance set forth in Staff Accounting Bulletin Number 101 (SAB 101), "Revenue Recognition in Financial Statements," issued by the SEC. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The adoption of EITF 00-21 did not have a significant impact on the Company's consolidated financial statements.

For contracts with multiple obligations (e.g., deliverable and undeliverable products, and other post contract support), the Company allocates revenue to each component of the contract based on objective evidence of its fair value or for products not yet being sold separately, the price established by management for the item when it will be sold separately. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met.

Licensing revenue is recorded in accordance with royalty agreements at the time licensed materials are available to the licensee and collections are reasonably assured.

Revenue is recognized for periodical subscriptions when the issue is shipped and available to the subscribers.

The Company recognizes revenues from the sale of its software products in accordance with the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition, with Respect to Certain Transactions. Under SOP 97-2, the Company recognizes revenue for software sales upon shipment of the product, provided collection of the receivable is probable, payment is due within one year and the fee is fixed or determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If significant post-delivery obligations exist, revenues are deferred until no significant obligations remain. Revenue from service contracts, instruction and user training is recognized ratably as the services are performed and post-contract support is recognized ratably over the related contract. Deferred revenue represents the Company's obligation to perform under signed contracts for which it has been paid. The Company also enters into lease financing arrangements for its software products and services. These leases are immediately assigned to a third-party with no recourse to the Company. The Company retains no risk in these arrangements and has no history of granting concessions related to the arrangements. Accordingly, the Company recognizes revenue upon delivery of its products and services under these lease arrangements.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


In addition, SOP 97-2 generally requires that revenue from software arrangements involving multiple elements be allocated among each element of the arrangement based on the relative fair values of the elements, such as software licenses, post-contract customer support, installation or training. Furthermore, SOP 97-2 requires that revenue be recognized as each element is delivered and the Company has no significant performance obligations remaining. The Company's multiple element arrangements generally consist of a software license, training and post-contract support. Software revenues in such multiple element arrangements are recognized based on the residual method. The Company allocates the aggregate revenue from multiple element arrangements to each element based on vendor specific objective evidence. The Company has established vendor specific objective evidence for training and post contract support as it sells both training and post-contract customer support independent of multiple element agreements. Customers are charged standard prices for the training and post-contract customer support and these prices do not vary significantly from customer to customer.

If the Company enters into a multiple element agreement where vendor specific objective evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until all elements of the arrangement are delivered.

Comprehensive Loss

SFAS 130 "Reporting Comprehensive Income," established standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The components of other comprehensive loss consist primarily of minimum pension liability adjustments.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is required to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized (see Note 17).

Prepublication and Direct-Response Advertising Costs

Marketing, selling, distribution, editorial, and other general and administrative expenses are generally expensed as incurred. Certain editorial costs relating to the American Guidance product lines are deferred and amortized using both straight-line and accelerated methods over periods ranging from three to ten years. Capitalized editorial costs are recorded as prepublication costs. As of December 31, 2002 and 2003, other assets and investments in the accompanying consolidated balance sheets, include prepublication costs (net of accumulated amortization) of $19,119 and $22,215, respectively. Accumulated amortization of prepublication costs at December 31, 2002 and 2003 was $9,378 and $15,098, respectively. Amortization of prepublication costs, which is included in depreciation and amortization on the accompanying consolidated statements of operations, was $2,662, $3,882 and $5,720 for the years ended December 31, 2001, 2002 and 2003, respectively.

Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogs and subscription promotions. These direct-response advertising costs are capitalized and amortized over the estimated period of future benefit using a ratio of current period revenues to total current and estimated future period revenues. The amortization periods range from ten months to thirty months subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and selling expenses on the accompanying consolidated statements of operations. As of December 31, 2002 and 2003, other assets and investments on the accompanying balance sheets, include direct-response advertising costs, (net of amortization) of $4,319 and $5,761, respectively. Accumulated amortization of direct-response advertising

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


costs at December 31, 2002 and 2003 was $3,641 and $8,219, respectively. Amortization of direct-response advertising costs, which is included in marketing and selling on the accompanying consolidated statements of operations, was $8,945, $7,430 and $6,606 for the years ended December 31, 2001, 2002 and 2003, respectively.

Stock-Based Compensation

Stock-based compensation arrangements with employees are accounted for using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company applies SFAS 123, "Accounting for Stock-Based Compensation and Related Interpretations" ("SFAS 123") for stock-based compensation arrangements with non-employees. The Company applies the additional disclosure requirements of SFAS 123, as amended by SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," for employee stock arrangements.

At December 31, 2001, 2002 and 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 18. During 2001, 2002 and 2003 the Company recorded stock-based employee compensation of $0, $248 and $288 related to the repurchase by the Company of redeemable common stock from certain terminated employees.

The following table details the effect on net loss had compensation expense for stock-based compensation arrangements with employees been recorded based on the fair value method under SFAS 123, as amended.

                                                                            Year Ended December 31,
                                                              ---------------------------------------------------
                                                                   2001            2002                  2003
                                                              -------------   ---------------        ------------
Net loss, as reported                                         $    (51,224)   $       (22,085)       $     (7,434)
Add: Stock-based employee compensation                                   -                248                 288
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                            (308)              (431)               (423)
                                                              -------------   ---------------        ------------
Pro forma net loss                                            $    (51,532)   $       (22,268)       $     (7,569)
                                                              =============   ===============        ============

The Company has outstanding stock options issued to certain of its executives that are required to be accounted for as variable options. During 2001, 2002 and 2003, no compensation expense was recognized for these options as the fair market value of the Company's common stock, as estimated by the Company's Board of Directors, was less than the exercise price of these options.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard was effective for the Company beginning January 1, 2003. The adoption of SFAS 143 did not have any impact on the Company's consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 were effective for financial statements of periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002. The recognition provisions of FIN 45 regarding a guarantor's obligation must be applied to guarantees issued after December 31, 2002. The adoption of the recognition provisions of FIN 45, effective January 1, 2003, did not have a significant effect on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that is the primary beneficiary of the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The adoption of FIN 46R will not have an impact on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and its adoption did not have a significant impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the Company at the beginning of the first interim period beginning after December 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of this statement will require the Company to reclassify its 15% Senior Preferred Stock from the mezzanine section of the balance sheet to long-term liabilities. Future dividend payments for the Senior Preferred Stock will be recorded as interest expense in the consolidated statement of operations. The adoption of this statement did not result in any adjustment to the book value of its Senior Preferred Stock as of January 1, 2004 as book value approximated fair value at such date.

On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106." It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The majority of the provisions of this statement apply to financial statements issued for fiscal years ending after December 15, 2003. The Company adopted such disclosure provisions (see Note 20).

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Concentration of Credit Risk

The Company's customers include schools and other institutions. Accounts receivable are generally unsecured and a provision for estimated doubtful accounts is provided. There are no concentrations of business transacted with a particular customer or supplier, nor concentrations of revenue from a particular service or geographic area.

Segment Information

The Company has four reporting segments: Weekly Reader, World Almanac, American Guidance Service ("AGS"), and Compass/ChildU. This classification reflects the nature of the Company's organizational structure by which the chief operating decision-maker reviews and assesses the operating performance of the reporting segment and allocates corporate resources.

     o Weekly Reader is a publisher of classroom periodicals, grade-specific workbooks and custom publisher of instructional materials paid for by various sponsors.
     o World Almanac publishes print reference materials sold into the trade channel; publishes nonfiction and fiction children's books under three imprints for K-12 students; publishes print and electronic reference materials sold into the library channel; and distributes third-party books targeted for K-12 students through its catalogs.
     o AGS is a publisher of testing and assessment products and supplemental instructional materials. AGS products are sold into the school channel. Testing and assessment products are primarily for K-12 students and supplemental instructional materials are primarily for low-performing students in middle and secondary schools.
     o CompassLearning and ChildU produce research-based technology learning solutions, including web-based e-learning solutions that bring into being educational assessment, curriculum and management tools for grades Pre-K through 12, all of which are aligned to local, state and national standards.

Information regarding the operations of the Company's reporting segments is set forth below. Parent Company expenses and assets not allocated are included in corporate. WRC Media evaluates segment performance based on several factors, of which the primary financial measure is operating income (loss).



                                                  Weekly      World                 Compass /
                                                  Reader     Almanac      AGS         ChildU     Corporate   Eliminations   Total
                                                  ------     -------    -------       ------     ---------   ------------   -----
2003
--------------------------------------------
Net Revenue                                      46,269      49,189      56,652       50,593            -             -    202,703
Income from operations                            9,002       7,360      14,225       (1,235)      (2,933)            -     26,419
Depreciation and amortization                       702       2,264       7,781        7,785        3,763             -     22,295
Restructuring and other non-recurring items           -          21         (41)       1,054          (16)            -      1,018
Assets                                           57,282      99,116     183,183       56,304      249,690      (225,368)   420,207
Capital expenditures                                273         141         335          833           10             -      1,592

2002
--------------------------------------------
Net Revenue                                      44,794      52,385      57,876       52,818            -             -    207,873
Income from operatins                             9,129      11,138      14,032       (8,801)      (6,999)            -     18,499
Depreciation and amortization                       848       1,622       6,661        8,994        3,807             -     21,932
Restructuring and other non-recurring items         214         691         496        4,314        2,879                    8,594
Assets                                           60,350      92,916     166,842       62,842      259,140      (203,454)   438,636
Capital expenditures                                456         184         440          312           22                    1,414

2001
--------------------------------------------
Net Revenue                                      46,353      55,303      56,824       68,417            -             -    226,897
Income from operations                            8,593      12,312      12,579       (6,076)     (42,936)                 (15,528)
Depreciation and amortization                     1,375       1,873       7,453       12,418       41,184                   64,303
Assets                                           55,757      82,442     158,184       74,524      275,405      (179,182)   467,130
Capital expenditures                                156       2,053         884          229          755                    4,077


3. ACQUISITIONS

On May 9, 2001, WRC Media Inc. and subsidiaries completed two acquisitions (the "2001 acquisitions"). WRC Media entered into an Agreement and Plan of Merger with ChildU and acquired the net assets of Lindy. ChildU was acquired to accelerate the Company's entry into the Internet-based on-line curriculum market and provided a scalable laboratory to support an Internet strategy and additional on line development capabilities. The Lindy acquisition was made to expand and enhance the current American Guidance Service ("AGS") offering of state specific test preparation materials; using the Lindy software engine, individual state tests could be marketed to those states with specific testing programs. In addition, the Lindy software engine is being utilized to adapt the current AGS product lines for electronic versions and product extensions. This allows current AGS content to be leveraged through the use of electronic delivery.

ChildU was incorporated on June 1, 1999 and is a provider of Internet-based educational services to both individual and institutional consumers. Pursuant to the agreement, each issued share of ChildU's common and preferred stock not directly or indirectly owned by ChildU was converted into a contingent right to receive a number of shares of WRC Media common stock. No shares of WRC Media common stock were issued pursuant to these contingent rights which expired on December 31, 2001. Concurrent with the merger, WRC Media and all holders of ChildU's Group One Notes entered into an exchange agreement pursuant to which WRC Media exchanged 162,500 shares of WRC Media common stock for the outstanding Group One Notes of ChildU. The basis for determining the fair value of the WRC Media common stock issued was determined by the Company's Board of Directors. Following the merger, WRC Media agreed to provide funding to ChildU for up to $5,872 of ChildU's existing or committed obligations and liabilities. WRC Media also issued $13.75 million of 18% Junior Participating Cumulative Convertible Preferred Stock, the proceeds of which were to fund the operating losses of ChildU and WRC Media's investment in ThinkBox(TM).

The total cost of the acquisition of ChildU was $8,383 which was comprised of the following:

       Cash paid                                   $    4,852
       Common stock issued                              3,081
       Transaction costs                                  450
                                                   ----------
                  Total purchase price             $    8,383
                                                   ==========

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


The fair value of the assets acquired and the liabilities assumed of ChildU were as follows:

       Current assets                                        $      207
       Property and equipment                                       309
       Other assets                                                   7
       Software technology                                        8,384
       Assumed liabilities                                         (524)
                                                             ----------
                                                             $    8,383
                                                             ==========

Concurrent with the ChildU acquisition, on May 9, 2001, a subsidiary of the Company acquired the assets of Lindy. Lindy develops a curriculum-based skills assessment and test preparation product that correlates to national and state curriculum. The total cost of the acquisition of Lindy was $6,050 in cash and was allocated to the assets acquired based on their estimated fair values as follows-


       Property and equipment                                $       80
       Software technology                                        6,420
       Goodwill                                                      50
       Assumed liabilities                                         (500)
                                                             ----------
                                                             $    6,050
                                                             ==========

The results of operations of ChildU and Lindy have been reflected in WRC Media's consolidated results of operations from their date of acquisition, May 9, 2001. Pro forma results of operations for these acquired entities have not been presented as they are not material to the consolidated results of operations of the Company.

4.   ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2002 and 2003 are as follows:

                                                        2002           2003
                                                    ----------     -----------

       Accounts receivable                          $    39,445    $    32,546
       Less:
          Allowance for doubtful accounts                (1,467)        (1,750)
          Allowance for sales returns                    (1,649)          (769)
                                                    -----------    -----------
                                                    $    36,329    $    30,027
                                                    ===========    ===========

5.   INVENTORIES

Inventories at December 31, 2002 and 2003 are as follows:

                                                        2002           2003
                                                    ----------     -----------

     Finished goods                                 $    15,264    $    16,533
     Raw materials                                          181            119
                                                    -----------    -----------
                                                    $    15,445    $    16,652
                                                    ===========    ===========

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6.   CAPITALIZED SOFTWARE

Capitalized software at December 31, 2002 and 2003 are as follows:

                                                   Life           2002           2003
                                                ---------     ------------   ------------
       Capitalized software                     2-4 Years     $     11,763   $     16,554
       Less - accumulated amortization                              (6,793)        (9,261)
                                                              ------------   ------------
                                                              $      4,970   $      7,293
                                                              ============   ============

7. GOODWILL

On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets." The Company completed the transitional impairment tests on its goodwill and indefinite lived intangibles during the second quarter ended June 30, 2002. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of," utilized an undiscounted cash flow approach for the impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Company has five reporting units with goodwill. Goodwill was tested for impairment at the reporting unit level. The Company's measurement of fair value was based on an evaluation of future discounted cash flows. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow evaluation considered several earnings scenarios and the likelihood of possible outcomes. Collectively, this evaluation was management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that corresponds to the Company's weighted-average cost of capital. This discount rate range assumed was consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the Company's reporting units.

Certain other key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including prepublication costs, are based on assumptions related to the Company's strategic initiatives and current market conditions. Such assumptions also are consistent with those utilized in the Company's annual planning process. The Company's transition analysis indicated that there was no impairment of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company is required to perform impairment tests on an annual basis, or between yearly tests under certain circumstances for goodwill and indefinite lived intangibles.

The Company performed its annual impairment tests for 2002 and 2003. No impairment of goodwill and indefinite lived intangibles was required. There have been no changes in the carrying value of the Company's goodwill and indefinite lived intangibles during the years ended December 31, 2002 and 2003.

                                                              December 31,          December 31,
                                                                  2002                  2003
                                                              ------------          ------------
Goodwill                                                       $   241,324           $   241,324
Long Lived Assets - Trademarks and Copyrights                       23,772                23,772
                                                               -----------           -----------
                                                               $   265,096           $   265,096
                                                               ===========           ===========

The Company recorded non-cash deferred income tax expense of approximately $5,200 on January 1, 2002, for taxable temporary differences that will not reverse prior to expiration of the Company's net operating loss carryforward periods. The non-cash charge of $5,200 on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with the Company's net operating losses. Historically, the Company did not need a valuation allowance for the portion of its net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by the Company's net operating loss carryforwards. While book amortization of tax-deductible goodwill and long lived assets ceased on January 1, 2002, the Company continues to amortize these assets for tax purposes. As a result, the Company will have deferred tax liabilities that will arise each quarter as the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, the Company also recorded an additional $2,700 and $2,900 to increase deferred tax liabilities for the years ended December 31, 2002 and 2003, respectively. The Company expects that it will record an additional $2,800 to increase the deferred tax liabilities during 2004.

The following information presents the Company's pro forma net loss as of SFAS 142 had been applicable to all periods presented:

                                                           Year Ended December 31,
(in thousands)                                     2001              2002             2003
                                               -----------         -----------      ----------
Reported net loss                              $   (51,224)        $   (22,085)     $   (7,434)
     Addback:
       Goodwill amortization                        10,317                   -               -
       Amortization of trademarks                      628                   -               -
       Deferred Income Tax Expense                  (2,700)              5,200               -
                                               -----------         -----------      ----------
Adjusted net loss                              $   (42,979)        $   (16,885)     $   (7,434)
                                               ===========         ===========      ==========

8.   OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill and indefinite lived intangible are as follows:

                                                            ----------------------------------------------------
                                                                             December 31, 2002
                                                            ----------------------------------------------------
                                                                                Accumulated
                                          Useful Lives          Gross          Amortization            Net
                                          --------------    ---------------   ----------------    --------------
Customer Lists                            6-15 yrs          $       48,600      $     (19,108)    $      29,492
Copyrights                                10-20 yrs                 30,800             (4,894)           25,906
Software                                  3-5 yrs                   14,789             (6,215)            8,574
Trademark                                 4-10 yrs                   3,720             (3,112)              608
Distributor relationships                 6 yrs                        700               (365)              335
                                                            ---------------   ----------------    --------------
                               Total:                       $       98,609    $       (33,694)    $      64,915
                                                            ===============   ================    ==============


                                                            ----------------------------------------------------
                                                                             December 31, 2003
                                                            ----------------------------------------------------
                                                                                 Accumulated
                                          Useful Lives          Gross           Amortization           Net
                                          --------------    --------------     ----------------   --------------

Customer Lists                            6-15 yrs          $      48,600      $       (24,948)   $      23,652
Copyrights                                10-20 yrs                30,800               (6,462)          24,338
Software                                  3-5 yrs                  14,789              (10,027)           4,762
Trademark                                 4-10 yrs                  3,720               (3,602)             118
Distributor relationships                 6 yrs                       700                 (482)             218
                                                            --------------     ----------------   --------------
                               Total:                       $      98,609      $        (45,521)  $       53,088
                                                            ==============     ================   ==============


Included in other intangible assets, are trademarks and copyrights not subject to amortization, for which the total carrying amount at December 31, 2002 and 2003 was $23,772.

Amortization of intangibles for the years ended December 31, 2001, 2002 and 2003 was $46,214, $12,771 and 11,827, respectively, and is included in amortization of intangible assets on the consolidated statements of operations. In 2001, amortization of intangibles included $33,444 of amortization for a non-compete agreement with the former owner of Weekly Reader.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


The estimated amortization expense for intangible assets subject to amortization for the next five years is as follows:

2004..................................................      $   9,931
2005..................................................          9,197
2006..................................................          6,843
2007..................................................          4,600
2008..................................................          3,461
Thereafter............................................      $  19,056

9.   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and 2003 are as follows:

                                                                 Life               2002              2003
                                                               ----------      -----------       -----------
Machinery, equipment and computer equipment                    3-10 Years      $    10,810       $    10,628
Leasehold improvements                                         3-15 Years            3,064             3,528
Furniture and fixtures                                         3-10 Years            4,408             4,112
Internal use software                                          5 Years               2,265             2,392
                                                                               -----------       -----------
         Total                                                                      20,547            20,660
Less-  accumulated depreciation and amortization                                   (13,958)          (14,868)
       Property and equipment, net                                             -----------       -----------
                                                                               $     6,589       $     5,792
                                                                               ===========       ===========

Depreciation expense for the years ended December 31, 2001, 2002 and 2003 was $3,251, $3,065 and $2,280, respectively.

10.  OTHER ASSETS AND INVESTMENTS

Other assets and investments at December 31, 2002 and 2003 are as follows:

                                                            2002          2003
                                                           -------       -------

Prepublication costs, net                                  $19,119       $22,215
Direct response advertising costs, net                       4,319         5,761
Other                                                          936         1,920
                                                           -------       -------
                                                           $24,374       $29,896
                                                           =======       =======

During the years ended December 31, 2001 and 2002, the Company had an investment in ThinkBox, Inc., which was accounted for using the equity method. During 2001 and 2002 the Company recognized equity method losses of $875 and $3,064, respectively, related to its investment in ThinkBox.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


11.  OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2002 and 2003 are as follows:

                                                           2002           2003
                                                          -------        -------

Rabbi Trust (Note 22)                                     $ 1,403        $ 1,006
Royalties                                                   1,500          1,264
Accrued interest payable (Note 13)                          3,869          3,113
Pension liability (Note 20)                                 5,056          3,987
Accrued restructuring costs                                 6,253          3,275
Taxes payable, other than income                              573            369
Management fees                                               950            650
Other                                                       3,713          3,502
                                                          -------        -------
                                                          $23,317        $17,166
                                                          =======        =======


12. NOTES OFFERING AND GUARANTOR FINANCIAL INFORMATION

In connection with the recapitalization and purchase of Weekly Reader during November 1999, the Company, Weekly Reader and CompassLearning as co-issuers completed an offering of $152,000 of 12 3/4% Senior Subordinated Notes due 2009 (the "Old Notes"). In June 2000, the Old Notes were exchanged in full for $152,000 of new 12 3/4% Senior Subordinated Notes due 2009 (the "Notes") that have terms that are substantially identical to the Old Notes. Interest on the Notes is payable semi-annually, on May 15 and November 15 of each year. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of the Company, including CompassLearning, Inc., wholly-owned subsidiary and Weekly Reader Corporation, a (94.9%) owned subsidiary of the Company (collectively, the "Subsidiary Guarantors").

The following tables present condensed consolidating financial information for WRC Media and the subsidiary guarantors as of December 31, 2002 and 2003 and for the years ended December 31, 2001, 2002 and 2003 including: (1) WRC Media, (2) Weekly Reader Corporation, a majority owned subsidiary, (3) CompassLearning, Inc., a wholly-owned subsidiary, (4) ChildU, Inc., a wholly-owned subsidiary, and (5) the Company on a consolidated basis.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                                 SUBSIDIARY GUARANTORS
                                                                                 ---------------------------------------------------
                                                                                    WEEKLY READER                  COMPASSLEARNING
                                                         WRC MEDIA INC.              CORPORATION                         INC.
                                                      ------------------          --------------------         ---------------------
                                                                                                                   (IN THOUSANDS)
Balance Sheet as of December 31, 2003
Assets:
Current assets                                        $        11,295              $        54,310              $        11,556
Property and equipment, net                                        --                        4,665                          975
Goodwill and other intangible assets, net                     156,433                      133,558                       24,144
Other assets                                                  105,088                       30,223                        4,929
                                                      ---------------              ---------------              ---------------
Total assets                                          $       272,816              $       222,756              $        41,604
                                                      ===============              ===============              ===============
Liabilities and stockholders' deficit:
Current liabilities                                   $       106,558              $        57,353              $        25,740
Long-term debt, less current portion                          147,724                      262,925                       13,532
Other liabilities                                               6,000                        4,800                          959
Warrants on common stock of subsidiaries                       11,751                           --                           --
Common stock subject to redemption                                940                           --                           --
Redeemable preferred stock, plus accrued dividends            130,701                      138,636                           --
Stockholders' equity (deficit)                               (130,858)                    (240,958)                       1,373
                                                      ---------------              ---------------              ---------------
Total liabilities and stockholders' equity (deficit)  $       272,816              $       222,756              $        41,604
                                                      ===============              ===============              ===============

BALANCE SHEET AS OF DECEMBER 31, 2002
Current assets                                        $        11,364              $        58,577              $        22,249
Property and equipment, net                                        --                        5,699                          657
Goodwill and other intangible assets, net                     160,149                      136,927                       27,214
Other assets                                                  106,324                       24,881                        3,830
                                                      ---------------              ---------------              ---------------
Total assets                                          $       277,837              $       226,084              $        53,950
                                                      ===============              ===============              ===============
Liabilities and stockholders' deficit:
Current liabilities                                   $        85,625              $        67,339              $        28,393
Long-term debt, less current portion                          147,273                      266,219                       20,150
Other liabilities                                               3,800                        4,100                        1,004
Warrants on common stock of subsidiaries                       11,751                           --                           --
Common stock subject to redemption                                965                           --                           --
Redeemable preferred stock, plus accrued dividends            110,772                      119,652                           --
Stockholders' equity (deficit)                                (82,349)                    (231,226)                       4,403
                                                      ---------------              ---------------              ---------------
Total liabilities and stockholders' equity (deficit)  $       277,837              $       226,084              $        53,950
                                                      ===============              ===============              ===============




                                                        SUBSIDIARY GUARANTORS
                                                      --------------------------
                                                                                                                WRC MEDIA INC.
                                                          CHILDU                    ELIMINATIONS                 CONSOLIDATED
                                                      ---------------            -----------------             ---------------

Balance Sheet as of December 31, 2003
Assets:
Current assets                                        $         7,950              $       (31,744)             $        53,367
Property and equipment, net                                       152                           --                        5,792
Goodwill and other intangible assets, net                       4,049                           --                      318,184
Other assets                                                    2,549                      (99,925)                      42,864
                                                      ---------------              ---------------              ---------------
Total assets                                          $        14,700              $      (131,669)             $       420,207
                                                      ===============              ===============              ===============

Liabilities and stockholders' deficit:
Current liabilities                                   $        14,441              $      (116,230)             $        87,862
Long-term debt, less current portion                               --                     (161,256)                     262,925
Other liabilities                                                  --                           --                       11,759
Warrants on common stock of subsidiaries                           --                           --                       11,751
Common stock subject to redemption                                 --                           --                          940
Redeemable preferred stock, plus accrued dividends                 --                     (138,636)                     130,701
Stockholders' equity (deficit)                                    259                      284,453                      (85,731)
                                                      ---------------              ---------------              ---------------
Total liabilities and stockholders' equity (deficit)  $        14,700              $      (131,669)             $       420,207
                                                      ===============              ===============              ===============

BALANCE SHEET AS OF DECEMBER 31, 2002
Current assets                                        $         1,613              $       (28,202)             $        65,601
Property and equipment, net                                       233                           --                        6,589
Goodwill and other intangible assets, net                       5,721                           --                      330,011
Other assets                                                    1,325                      (99,925)                      36,435
                                                      ---------------              ---------------              ---------------
Total assets                                          $         8,892              $      (128,127)             $       438,636
                                                      ===============              ===============              ===============
Liabilities and stockholders' deficit:
Current liabilities                                   $        10,331              $       (91,537)             $       100,151
Long-term debt, less current portion                               --                     (167,423)                     266,219
Other liabilities                                                  --                           --                        8,904
Warrants on common stock of subsidiaries                           --                           --                       11,751
Common stock subject to redemption                                 --                           --                          965
Redeemable preferred stock, plus accrued dividends                 --                     (119,652)                     110,772
Stockholders' equity (deficit)                                 (1,439)                     250,485                      (60,126)
                                                      ---------------              ---------------              ---------------
Total liabilities and stockholders' equity (deficit)  $         8,892              $      (128,127)             $       438,636
                                                      ===============              ===============              ===============

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                              SUBSIDIARY GUARANTORS
                                                                                    ------------------------------------------
                                                                                     WEEKLY READER             COMPASSLEARNING
                                                                 WRC MEDIA INC.        CORPORATION                   INC.
                                                                ---------------     ---------------            ---------------
Statements of operations for year                                                                 (In thousands)
ended December 31, 2003
Revenue, net                                                    $            --     $       152,110            $        42,742
Operating costs and expenses                                              4,196             120,260                     45,695
Interest expense, net                                                    21,087              28,091                          2
Other (income) expense                                                    1,237                 696                         --
Provision for income taxes                                                2,360                 612                         79
                                                                ---------------     ---------------            ---------------
Net income (loss)                                               $       (28,880)    $         2,451            $        (3,034)
                                                                ===============     ===============            ===============

CASH FLOW FOR THE YEAR
ENDED DECEMBER 31, 2003

Cash flow provided by (used in) operations                      $       (21,257)    $        (6,101)            $         4,573
Cash flow used in investing activities                                       --                (755)                     (3,840)
Cash flow provided by (used in) financing activities                     20,203                 304                        (733)
Cash and cash equivalents at beginning of year                            1,154               7,819                           4
                                                                ---------------     ---------------             ---------------
Cash and cash equivalents at end of year                        $           100     $         1,267             $             4
                                                                ===============     ===============             ===============


                                                           SUBSIDIARY GUARANTORS
                                                           ---------------------
                                                                                                             WRC MEDIA INC.
                                                                   CHILDU              ELIMINATIONS           CONSOLIDATED
                                                              ---------------        ---------------        ---------------
Statements of operations for year                              (In thousands)
ended December 31, 2003
Revenue, net                                                  $         7,851        $            --        $       202,703
Operating costs and expenses                                            6,133                     --                176,284
Interest expense, net                                                      --                (19,831)                29,349
Other (income) expense                                                     20                   (500)                 1,453
Provision for income taxes                                                 --                     --                  3,051
                                                              ---------------        ---------------        ---------------
Net income (loss)                                             $         1,698        $        20,331        $        (7,434)
                                                              ===============        ===============        ===============

CASH FLOW FOR THE YEAR
ENDED DECEMBER 31, 2003

Cash flow provided by (used in) operations                    $         4,358        $        20,177        $         1,750
Cash flow used in investing activities                                 (1,784)                    --                 (6,379)
Cash flow provided by (used in) financing activities                   (2,631)               (20,177)                (3,034)
Cash and cash equivalents at beginning of year                            118                     --                  9,095
                                                              ---------------        ---------------        ---------------
Cash and cash equivalents at end of year                      $            61        $            --        $         1,432
                                                              ===============        ===============        ===============

                                                                                              SUBSIDIARY GUARANTORS
                                                                                    ------------------------------------------
                                                                                     WEEKLY READER             COMPASSLEARNING
                                                                 WRC MEDIA INC.        CORPORATION                   INC.
                                                                ---------------     ---------------            ---------------
Statements of operations for year                                                                 (In thousands)
ended December 31, 2002
Revenue, net                                                    $            --     $       155,055             $        50,511
Operating costs and expenses                                              3,917             123,840                      54,310
Interest expense, net                                                    20,949              28,877                          11
Other (income) expense                                                    4,109                (965)                         (1)
Provision for income taxes                                                3,922               4,201                          57
                                                                ---------------     ---------------             ---------------
Net income (loss)                                               $       (32,897)    $          (898)            $        (3,866)
                                                                ===============     ===============             ===============

CASH FLOW FOR THE YEAR
ENDED DECEMBER 31, 2002

Cash flow provided by (used in) operations                      $       (21,050)    $        11,006             $         5,129
Cash flow used in investing activities                                       --                (524)                     (3,156)
Cash flow provided by (used in) financing activities                     19,561              (8,354)                     (2,363)
Cash and cash equivalents at beginning of year                            2,643               5,691                         394
                                                                ---------------     ---------------             ---------------
Cash and cash equivalents at end of year                        $         1,154     $         7,819             $             4
                                                                ===============     ===============             ===============


                                                           SUBSIDIARY GUARANTORS
                                                           ---------------------
                                                                                                             WRC MEDIA INC.
                                                                   CHILDU              ELIMINATIONS           CONSOLIDATED
                                                              ---------------        ---------------        ---------------
Statements of operations for year                              (In thousands)
ended December 31, 2002
Revenue, net                                                  $         2,307        $            --        $       207,873
Operating costs and expenses                                            7,307                     --                189,374
Interest expense, net                                                      --                (19,776)                30,061
Other (income) expense                                                     --                   (800)                 2,343
Provision for income taxes                                                 --                     --                  8,180
                                                              ---------------        ---------------        ---------------
Net income (loss)                                             $        (5,000)       $        20,576        $       (22,085)
                                                              ===============        ===============        ===============

CASH FLOW FOR THE YEAR
ENDED DECEMBER 31, 2002

Cash flow provided by (used in) operations                    $        (2,054)       $        19,385        $        12,416
Cash flow used in investing activities                                 (1,489)                    --                 (5,169)
Cash flow provided by (used in) financing activities                    3,470                (19,385)                (7,071)
Cash and cash equivalents at beginning of year                            191                     --                  8,919
                                                              ---------------        ---------------        ---------------
Cash and cash equivalents at end of year                      $           118        $            --        $         9,095
                                                              ===============        ===============        ===============

                                                                                              SUBSIDIARY GUARANTORS
                                                                                    ------------------------------------------
                                                                                     WEEKLY READER             COMPASSLEARNING
                                                                 WRC MEDIA INC.        CORPORATION                   INC.
                                                                ---------------     ---------------            ---------------
Statements of operations for year                                                                 (In thousands)
ended December 31, 2001
Revenue, net                                                    $            --     $       158,480             $        67,607
Operating costs and expenses                                             41,783             126,150                      69,312
Interest expense, net                                                    20,812              32,267                          (4)
Other (income) expense                                                    1,760                 634                         (11)
Provision for income taxes                                                  245                 281                         132
                                                                ---------------     ---------------             ---------------
Net income (loss)                                               $       (64,600)    $          (852)            $        (1,822)
                                                                ===============     ===============             ===============

CASH FLOW FOR THE YEAR
ENDED DECEMBER 31, 2001

Cash flow provided by (used in) operations                      $       (24,786)    $         4,479             $        11,051
Cash flow used in investing activities                                   (8,670)             (9,899)                       (209)
Cash flow provided by (used in) financing activities                     36,099               8,197                     (10,502)
Cash and cash equivalents at beginning of year                               --               2,914                          54
                                                                ---------------     ---------------             ---------------
Cash and cash equivalents at end of year                        $         2,643     $         5,691             $           394
                                                                ===============     ===============             ===============


                                                           SUBSIDIARY GUARANTORS
                                                           ---------------------
                                                                                                             WRC MEDIA INC.
                                                                   CHILDU              ELIMINATIONS           CONSOLIDATED
                                                              ---------------        ---------------        ---------------
Statements of operations for year                              (In thousands)
ended December 31, 2001
Revenue, net                                                  $           810        $            --        $       226,897
Operating costs and expenses                                            5,180                     --                242,425
Interest expense, net                                                      (1)               (19,619)                33,455
Other (income) expense                                                     --                   (800)                 1,583
Provision for income taxes                                                 --                     --                    658
                                                              ---------------        ---------------        ---------------
Net income (loss)                                             $        (4,369)       $        20,419        $       (51,224)
                                                              ===============        ===============        ===============

CASH FLOW FOR THE YEAR
ENDED DECEMBER 31, 2001

Cash flow provided by (used in) operations                    $          (526)       $        16,370        $         6,588
Cash flow used in investing activities                                    (19)                    --                (18,797)
Cash flow provided by (used in) financing activities                      736                (16,370)                18,160
Cash and cash equivalents at beginning of year                             --                     --                  2,968
                                                              ---------------        ---------------        ---------------
Cash and cash equivalents at end of year                      $           191        $            --        $         8,919
                                                              ===============        ===============        ===============

13.  LONG-TERM DEBT

In connection with the recapitalization and purchase of Weekly Reader during November 1999, the Company, Weekly Reader and CompassLearning entered into the Senior Subordinated Note and Senior Bank Credit Facility.

In May 2001, the Company acquired the assets of Lindy Enterprises, Inc. In connection with this acquisition, the Senior Bank Credit Facility was amended and restated to include an additional term A loan commitment in the amount of $10,000. In addition, certain other terms and conditions were amended.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


At December 31, 2002 and 2003, long-term debt consists of the following:

                                         2002                                             2003
                   ----------------------------------------------    ------------------------------------------------
Debt                            Unamortized   Principal   Carrying      Face       Unamortized   Principal   Carrying
Instrument          Face Value    Discount     Payments     Value       Value      Discount      Payments     Value
                    ----------   ----------   ---------   ---------    --------    -----------  ----------  ----------
Senior Bank-
Term A (b)          $ 25,188     $     --     $  5,038     $ 20,150     $ 20,150     $     --     $  6,618     $ 13,532

Senior Bank-
Term B (b)            97,750           --        1,000       96,750       96,750           --        1,216       95,534
Senior Bank-
New Term A (b)
                       9,900           --          133        9,767        9,767           --          155        9,612
Revolving Credit
(b)                       --           --           --           --        5,000           --           --        5,000
Senior
Subordinated
Notes (a)            152,000        4,727           --      147,273      152,000        4,276           --      147,724
                    --------     --------     --------     --------     --------     --------     --------     --------
Total debt           284,838        4,727        6,171      273,940      283,667        4,276        7,989      271,402
Less- current
portion                7,721           --           --        7,721        8,477           --           --        8,477
                    --------     --------     --------     --------     --------     --------     --------     --------
Long-term debt      $277,117     $  4,727     $  6,171     $266,219     $275,190     $  4,276     $  7,989     $262,925
                    ========     ========     ========     ========     ========     ========     ========     ========


(a) In connection with the recapitalization of the Company in 1999, the Company, Weekly Reader and CompassLearning were all co-issuers of 152,000 units consisting of $152,000 in aggregate principal amount of 12 3/4% Senior Subordinated Notes (the Notes) due 2009 and 205,656 shares of common stock. Interest on the Notes is payable semi-annually, on May 15 and November 15. During each year ended December 31, 2001, 2002 and 2003, $19,380 of interest was paid on the Notes.

     Based upon an independent valuation, $148,289 was allocated to the value of the Notes while $3,711 was the value ascribed to the common stock. The Notes were issued net of a $5,807 discount, which is being accreted through maturity using the effective interest method.

     On or after November 15, 2004, the Company may redeem the Notes at a redemption price of 106.375% of the principal amount, plus accrued interest thereon decreasing annually to 100% in 2007 and thereafter.

     The Notes are unconditionally guaranteed by the restricted subsidiaries of the Company (Weekly Reader, CompassLearning and ChildU), as defined in the Credit Agreement, as amended.

(b) The Senior Bank Credit Facilities are comprised of the $30,000 revolving credit facility maturing in 2005, the $31,000 term loan A facility maturing in 2005, the $100,000 term loan B facility maturing in 2006 and the $10,000 new term loan A facility maturing in 2006. During 2000, the Company applied for and received an annually renewable stand-by letter of credit in the amount of $2,000 in connection with a real estate lease entered into by the Company. While this letter of credit is in effect, the Company's available borrowing under the revolving credit facility is reduced by $2,000. As of December 31, 2003 there had been no drawings against this letter of credit. As of December 31, 2003, there was a $5,000 outstanding balance under the revolving credit facility. The term loan A facility, the term loan B facility and the new term loan A facility amortize in quarterly installments.

Loans under the Senior Bank Credit Facilities bear interest at a rate per annum equal to the following:

1. For the revolving credit facility and the term loan A facility, the LIBO rate as defined in the credit agreement, plus 3.375% or the alternate base rate as defined in the credit agreement, plus 2.375% (subject to performance-based step downs). As of December 31, 2002 and 2003, term loan A loans outstanding had interest rates that ranged, from 4.99% to 5.15% and from 4.57% to 6.38%, respectively.

2. For the term loan B facility and the new term loan A facility, the LIBO rate plus 4.00% or the alternate base rate plus 3.00%. As of December 31, 2002 and 2003, term loan B loans outstanding had interest rates that ranged from 5.40% to 5.84% and from 5.19% to 7.00%, respectively. As of December 31, 2002 and 2003, the new term loan A loans outstanding has interest rates that ranged from 5.40% to 5.83% and from 5.19% to 7.0%, respectively.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     In addition to paying interest on outstanding loans under the Senior Bank Credit Facilities, the Company is required to pay a commitment fee to the lenders associated with the revolving credit facility in respect to the unused commitments thereunder at a rate of 0.5% per annum (subject to performance-based step downs). Commitment fees paid for unused revolver commitments for the year ended December 31, 2001, 2002 and 2003 were approximately $92, $97 and $81, respectively.

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

In 2003, the Company made an additional payment of $282 on the principal of all Senior Bank Credit Facilities allocated on a pro-rata basis related to the 2002 excess cash flow calculation.

The Senior Bank Credit Facilities and the Senior Subordinated Notes provide for certain restrictions, including restrictions on asset sales, dividend payments, and additional indebtedness payments for restricted investments. In addition, the Senior Bank Credit Facilities provide for the maintenance of certain financial covenants, including a limit on the consolidated leverage ratio and maintenance of a minimum fixed charged coverage ratio.

Each ratio became more stringent periodically during the fiscal year ended December 31, 2003 and through March 31, 2004. With respect to the fourth quarter ended December 31, 2003, the Company was required to have a leverage ratio no greater than 5.00:1.0 and a fixed charge coverage ratio no less than 1.10:1.0 and thereafter beginning with the quarter ending March 31, 2004, the Company was required to have a leverage ratio no greater than 4.00:1.0 and a fixed charge ratio no less than 1.50:1.0. The Company was not in compliance with these covenants as of December 31, 2003. The Company reached an agreement with its senior lenders under which they would continue to make available to the Company additional borrowings under the Company's revolving credit facility through March 31, 2004. Under the agreement, the lenders waived through March 31, 2004 WRC Media's compliance with certain financial covenants as of December 31, 2003, and WRC Media agreed to limit borrowings, including currently outstanding borrowings and letters of credit, under its revolving credit facility to $26,000 out of the $30,000 facility. On March 29, 2004, the Company amended its existing Senior Bank Credit Facilities (the "First-Lien Facility") and entered into a $145,000 Second Priority Senior Credit Facility (the "Second-Lien Facility"). The Company used the proceeds of the financing to refinance in full all term loans outstanding under the Company's First-Lien Facility, to pay fees and expenses related to the Second-Lien Facility and for general corporate purposes of the Company. See Note 26 for additional information.

Maturities of long-term debt, including unamortized discount and after consideration of the refinancing discussed in Note 26, are as follows:

       2004                              $     13,477
       2005                                    27,668
       2006                                    82,533
       2007                                         -
       2008                                         -
       Thereafter                             152,000
                                         ------------
                  Total                  $    275,678
                                         ============

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


In May of 2002, the Company entered into interest rate swap, which swapped a portion of the fixed rate 12.75% notes for a floating rate. During December of 2002, the Company unwound the interest rate swap. The Company realized a gain of $1,720, on this swap which is included in other income (expense) in the consolidated statement of operations.

Pursuant to the terms of the Amended and Restated Credit Agreement, the Company is required to enter into and maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount equal to at least 50% of the aggregate principal amount of the senior secured term loans. On November 15, 2001 the Company entered into a one-year interest rate cap agreement with a notional principal amount of $67,142 which caps the LIBOR based rate, as defined, on those loans at 3.0%. This interest rate cap agreement expired on November 15, 2002.

On November 15, 2002, the Company entered into a six-month and one-year interest rate cap agreement with a notional principal amount of $50,000 and $14,800, respectively, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. This interest rate cap agreement expired on November 15, 2003. On November 15, 2003, the Company entered into a new one-year interest rate cap agreement with a notional principal amount of $61,000, with substantially the same terms as the 2002 agreement. The fair value of the new interest rate cap at December 31, 2003 was de-minimus.

14. RESTRUCTURING AND OTHER NON-RECURRING EXPENSES

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted SFAS 146 in December 2002.

In January 2002, the Company's Board of Directors approved a separate restructuring plan (the "2002 Plan of Restructuring") and accordingly, the Company incurred charges for restructuring, asset write-downs and other exit costs totaling $8,594.

The 2002 Plan of Restructuring included integration and cost reduction initiatives comprised of closure of facilities and a reduction in work force.

Pursuant to the 2002 Plan of Restructuring, 107 positions were eliminated throughout the Company. Severance and other benefit costs of approximately $3,200 relate to the elimination of these employees from the workforce. This workforce reduction primarily took place at CompassLearning but all operating units of WRC Media were impacted. Most of the workforce reductions represented administrative and back office related employees. The workforce reductions were substantially completed by January of 2003. Some benefit costs extended beyond the completion of the workforce reductions due to the Company's contractual severance obligations to certain individuals that were paid in 2003.

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

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Components of the Company's restructuring plans and other non-recurring expenses, including the plans initiated in 2002, are shown in the following table for 2002.

                                          Balance at                              Payments            Balance at
                                       January 1, 2002          Charges           Incurred        December 31, 2002
                                        -------------          --------           --------        -----------------

Severance and other benefits            $         --           $ 3,150            $(1,812)            $ 1,338
Lease terminations                                --             4,956                (41)              4,915
Asset write-downs                                 --               488               (488)                 --
                                        ------------           -------            -------             -------
Total                                   $         --           $ 8,594            $(2,341)            $ 6,253
                                        ============           =======            =======             =======

During the year ended December 31, 2003, the Company reviewed its restructuring reserve established in 2002 and increased the reserve for severance in the amount of $221 primarily related to an executive severed in 2002 and $605 for lease terminations resulting from the updating of the assumptions used in determining the fair value of the remaining lease obligations associated with facilities vacated during 2002.

Components of the Company's 2002 restructuring plan, are shown in the following table for 2003.

                                          Balance at                              Payments            Balance at
                                      December 31, 2002         Charges           Incurred        December 31, 2003
                                      -----------------        ---------          --------        ------------------

Severance and other benefits            $      1,338           $     221          $ (1,527)            $       32
Lease terminations                             4,915                 605            (2,277)                 3,243
                                        ------------           ---------          --------             ----------
Total                                   $      6,253           $     826          $ (3,804)            $    3,275
                                        ============           =========          ========             ==========

The restructuring reserve of $3,275 at December 31, 2003 is expected to be paid as follows: in the year 2004--$1,653, 2005 and beyond--$1,622. The restructuring reserve is included in other accrued liabilities in the consolidated balance sheet.

During the year ended December 31, 2003 the Company incurred $192 of due diligence and other costs related to an acquisition that was not completed and is not expected to be completed in the foreseeable future. These non-recurring costs have been included in the consolidated statements of operations in Restructuring costs and other non-recurring expenses.

15.    PREFERRED STOCK

15% Senior Preferred Stock

The Company has authorized the issuance of up to 20,000,000 shares of preferred stock in one or more series as designated by the Board of Directors. In 1999, the Company issued 3,000,000 shares of 15% Senior Preferred Stock, due in 2011 (the "Senior Preferred Stock") with a liquidation preference of $25.00 per share. The Senior Preferred Stock has no voting rights, except under certain circumstances, and shall accrue dividends at a rate of 15% per annum, subject to adjustment if the Company fails to redeem all outstanding shares of such preferred stock in connection with a mandatory redemption or change of control.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


In connection with the issuance of the Senior Preferred Stock described above, the subsidiaries of WRC Media issued to the senior preferred stockholders, Preferred Stock Warrants, which entitle the senior preferred stockholders to acquire 422,874 shares of Weekly Reader voting common stock and 1,495 shares of CompassLearning common stock. These warrants entitle the holders to acquire 13% of voting common stock of Weekly Reader and CompassLearning at an exercise price of $0.01 per share and contain a cashless exercise provision. The warrants were immediately exercisable and expire on November 17, 2011. The Company allocated the $75,000 proceeds from the issuance of the preferred stock, based on the fair value of the securities, as follows:


        Senior Preferred Stock                         $  63,249
        Weekly Reader Warrants                             9,133
        CompassLearning Warrants                           2,618
                                                       ---------
                                                       $  75,000
                                                       =========


The Senior Preferred Stock is being accreted to its redemption value using the effective interest method. Accretion for the years ended December 31, 2001, 2002 and 2003 amounted to $919, $932 and $947, respectively.

Prior to December 31, 2004, or such earlier dividend date as the Company may elect, the Company will pay dividends in-kind. After December 31, 2004, dividends will be paid in cash or will continue to be paid in-kind at the option of the Company. To the extent the Company elects to continue to pay dividends in-kind after December 31, 2004 for four consecutive quarters or for six quarters in total, the preferred shareholders obtain a board of director's seat. If the Company pays the arrearage, the preferred shareholders will lose the board of director's seat. Accrued Senior Preferred Stock dividends for the years ended December 31, 2001, 2002 and 2003, amounted to $14,549, $16,384 and
$18,982, respectively, and are payable in additional shares of Senior Preferred Stock. Such accrued dividends reflect penalty dividends of 0.5% for periods prior to November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with the Company's conclusion. The Company may redeem the Senior Preferred Stock, including unpaid dividends, prior to November 17, 2002, or after November 17, 2004, subject to certain conditions. The Company is required to redeem, to the extent it has funds legally available, all outstanding shares of the Senior Preferred Stock on November 17, 2011.

18% Junior Participating Cumulative Convertible Preferred Stock

The Company has designated 750,000 shares of its 20,000,000 shares authorized of preferred stock in the 18% Junior Participating Cumulative Convertible Preferred Stock series (the "Junior Preferred Stock") par value $0.01 per share. In connection with WRC Media's acquisition of ChildU, Inc. in 2001 and its minority investment in ThinkBox, Inc. the Company issued 343,750 shares of the Junior Preferred Stock at $40.00 per share to finance in part the ChildU acquisition and the investment in ThinkBox. The Junior Preferred Stock has a liquidation preference of $40.00 per share and accrues dividends at a rate of 18% per annum, subject to adjustment under certain conditions. Accrued Junior Preferred stock dividends for the years ended December 31, 2002 and 2003 amounted to $2,968 and $3,538, respectively. The Junior Preferred Stock shall, with respect to dividend rights and rights on liquidation, dissolution and winding up, rank junior to the 15% Senior Preferred Stock due 2011 but rank senior to WRC's common stock, par value $0.01 per share. The holders of the Junior Preferred Stock shall be entitled to vote upon any matter submitted to a vote of the holders the Company's common stock and shall have one vote for each share of Junior Preferred Stock held. Each share of Junior Preferred is convertible, at any time at the option of the holder into an equal number of shares of the Company's common stock. The Junior Preferred Stock is also subject to conversion, at the Company's option, upon the consummation of an initial public offering by the Company of its common stock. The shares of the Junior Preferred Stock are not redeemable.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


16.    COMMON STOCK SUBJECT TO REDEMPTION

In connection with the recapitalization of Weekly Reader in 1999 and merger with the Company, the Company sold 68,008 shares of common stock to certain executives at a price of $18.60 per share. During the year ended December 31, 2002, 11,559, common shares were repurchased from a former executive for $463. The excess of the repurchase price of these shares over the issuance price in the amount of $248, in 2002 was recognized as compensation expense. Upon termination of employment, for other than cause, the executives can require the Company to repurchase the shares.

17.    INCOME TAXES

At December 31, 2003, the Company had available net operating loss carryforwards
(NOLs) of approximately $198,403. No tax benefit has been reflected in the accompanying financial statements as the utilization of the operating loss carryforwards is not considered more likely than not. Accordingly, this amount has been fully offset by a valuation allowance.

The NOLs are scheduled to expire in the following years:

                                   NOL
                                --------
               2009             $  4,995
               2010               17,890
               2011               14,006
               2017               11,620
               2018                2,944
               2019               15,924
               2020               53,957
               2021               23,813
               2022               34,217
               2023               19,037
                                --------
                                $198,403
                                ========

In 2001, 2002 and 2003, the Company recorded income tax expense of $658, $280, and $151 respectively, related to a provision for current state, local and foreign taxes.

The Company's provision for income tax differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% primarily due to state and local taxes and changes in valuation allowances as detailed below:

                                                                          2001          2002          2003
                                                                       ---------     ---------     ---------
Tax benefit at federal statutory rate                                  $(17,695)      $(4,867)      $(1,534)
State/Local taxes, net of federal impact                                 (1,118)        1,822        (2,239)
Non-deductible amortization & impairments                                 1,556             -             -
Amortization of tax basis goodwill in excess of book basis               (1,755)       (1,755)       (1,755)
Change in Valuation allowance                                            21,512        12,088        12,156
Change in composite state tax rates                                                                  (1,267)
Other, net                                                               (1,841)          892        (2,310)
                                                                       ---------     ---------     ---------
Income tax provision                                                   $    658       $ 8,180       $ 3,051
                                                                       =========     =========     =========


Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income tax assets are as follows:

                                                                         2002                2003
                                                                     ---------             ---------
Deferred tax assets
   Accrued liabilities                                                $ 2,645               $ 1,578
   Other                                                                6,567                 4,650
                                                                     ---------             ---------
       Total current deferred tax assets                                9,212                 6,228

   Difference between book and tax basis of indefinite lived
     intangibles                                                        1,695                 1,491
   Difference between book and tax basis of other intangibles           8,300                16,100
   Net operating loss carryforward                                     64,227                76,281
Other                                                                   4,288                 3,557
                                                                     ---------             ---------
       Total non-current deferred tax assets                           78,510                97,429
                                                                     ---------             ---------

         Total deferred tax assets                                     87,722               103,657

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         2002                2003
                                                                     ---------             ---------
Deferred tax liabilities
   Difference between book and tax basis of indefinite lived         $ (7,900)             $(10,800)
   intangibles
   Difference between book and tax basis of fixed assets               (3,067)               (3,197)
                                                                     ---------             ---------
          Total deferred tax liabilities                              (10,967)              (13,997)
                                                                     ---------             ---------
  Total net deferred tax assets                                        76,755                89,660
                                                                     ---------             ---------
Less: Valuation allowance                                             (84,655)             (100,460)
                                                                     ---------             ---------
Net                                                                  $ (7,900)             $(10,800)
                                                                     =========             =========


Management has determined that the Company is not likely to realize the income tax benefit of its net deferred tax assets. To the extent the Company generates income in future years, the tax provision will reflect the realization of such benefits, with the exception of benefits attributable to acquired deferred tax assets. The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

As a result of the adoption of SFAS 142 in 2002, the Company continues to record a valuation allowance in excess of its net deferred tax assets, to the extent the difference between the book and tax basis of indefinite lived intangible assets is not expected to reverse during the net operating loss carryforward period. The Company recorded non-cash deferred income tax expense of approximately $5,200 on January 1, 2002 related to the adoption of SFAS 142.

With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite lived intangibles but continues to amortize these intangibles for tax purposes. In 2002 and 2003 the Company recorded additional non cash-deferred income tax expenses of $2,700 and $2,900, respectively, related to the increase in its net deferred tax liability for the tax effect on the net increase in the difference between the book and tax basis in the indefinite lived intangible assets.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


18.  STOCKHOLDERS' DEFICIT

Warrants

In connection with debt instruments issued to fund the acquisition of CompassLearning in 1999, the Company issued warrants to purchase 108,003 shares of its common stock. The warrants have an exercise price of $0.01 per share and contain a cashless exercise provision. The fair value of the warrants in the amount of $2,160 has been recorded as a debt discount and additional paid-in capital. The warrants were exercisable upon issuance and expire in July 2009.

Stock Options

During 1999, the Company granted options to purchase 301,724 (the "1999 Options") at $18.60 per share, which vested as follows: 33%, in 1999, 33% in 2000 and 34% in 2001. Certain of these options contain a cashless exercise provision which require the Company to account for such options using variable plan accounting. Additionally, in 2002, the Company granted certain of its executives, options to purchase 220,000 shares of common stock at $40.00 per share. Such options also contain a cashless exercise provision. During 2002 and 2003, no compensation expense was recognized for these options as the fair market value of the Company's common stock, as estimated by the Company's Board of Directors, was less than the exercise price of the options.

During 2003, a terminated employee exercised options to purchase 13,456 shares of common stock. The Company immediately repurchased such shares at a price of $40.00 per share pursuant to the employee's termination agreement. The difference between the $40.00 per share repurchase price and the exercise price of the options, in the aggregate amount of $288, was recorded as compensation expense in the consolidated statement of operations during 2003.

In 2000, the Company adopted the WRC Media Inc. and Subsidiaries Year 2000 Stock Option Plan (the "Plan") under which 319,463 shares of common stock have been made available for issuance. The purpose of the Plan is to encourage and enable the officers, employees, directors, consultants and other key persons of WRC Media Inc., and its Parents, Subsidiaries and Affiliates, upon whose judgment, initiative and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. The Plan is administered by the Board of Directors ("Board"), or by a committee of the Board, comprised of not less than two Directors.

The exercise price per share for the common stock covered by a Stock Option is determined by the Board at the time of grant but shall not be less than 100% of the Fair Market Value on the date of grant in the case of Incentive Stock Options. "Fair Market Value" of the Stock on any given date means the fair market value of the common stock determined in good faith by the Board. During 2000, the Company granted options to purchase 107,523 shares at $18.60 per share to an executive under his employment agreement that were not covered by the Plan. Those options contain a cashless exercise provision and are subject to variable plan accounting. No compensation expense was recognized for these options during 2001, 2002 and 2003. The options covered under the Plan vest ratably over four years from the date of grant.

In 2001, in conjunction with the acquisition of ChildU, Inc. (see Note 1), the Company granted 35,000 options at $40.00 per share (the "2001 Options") to certain key employees of ChildU, Inc. The 2001 Options vest ratably over two years from the date of grant.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


A summary of the Company's option activity is as follows:

                                                     Year Ended                Year Ended                      Year Ended
                                                 December 31, 2001           December 31, 2002             December 31, 2003
                                              ------------------------     ----------------------       ------------------------
                                                          Weighted                     Weighted                      Weighted
                                                           Average                     Average                       Average
     Employee Stock Options                   Shares    Exercise Price     Shares   Exercise Price      Shares    Exercise Price
     ----------------------                   ------    --------------     ------   --------------      ------    --------------
Outstanding, beginning of year                548,254      $ 18.60        608,601      $ 21.34          878,901      $  27.47

Granted                                        77,913        40.00        289,500        40.00           35,000         18.60
Exercised                                           -                                     -             (13,456)        18.60
Forfeited                                     (17,566)       18.60        (19,200)       21.94           (2,475)        31.57
                                              -------                     -------                       -------
Outstanding, end of year                      608,601        21.34        878,901        27.47          897,970         27.25
                                              =======                     =======                       =======

Options exercisable at year-end               394,226                     572,762                       741,096
                                              =======                     =======                       =======

Options available for grant at year-end        53,795                      39,073                         5,745
                                              =======                     =======                       =======

Options subject to variable accounting        395,076                     615,076                       607,370
                                              =======                     =======                       =======

Weighted-average fair value of options
granted during the period                     $     -                     $     -                       $     -
                                              =======                     =======                       =======

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.50%, 3.75% and 3.3% in 2001, 2002 and 2003; no expected dividend yield for 2001, 2002 and 2003; and expected life of 5 years with no expected volatility for 2001, 2002 and 2003, respectively.

The following table summarizes information about employee stock options outstanding at December 31, 2003:

                                  Options Outstanding                                     Options Exercisable
                          ------------------------------------                    ----------------------------------
                                Number        Weighted Average                          Number
                            Outstanding at        Remaining                         Exercisable at
 Exercise Price           December 31, 2003   Contractual Life    Exercise Price   December 31, 2003   Exercise Price
-----------------         -----------------   ----------------    --------------   -----------------   --------------

   $18.60                  535,057                6.3 years            $18.60           501,994            $18.60
   $40.00                  362,913                7.8 years            $40.00           239,102            $40.00

19.  RELATED PARTY TRANSACTIONS

Management Agreements

In connection with the acquisition of Weekly Reader and CompassLearning, the Company entered into management agreements with its principal shareholder.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


In accordance with Weekly Reader's management agreement, the shareholder provides Weekly Reader management consulting and financial advisory services. As a result of Weekly Reader's management agreement and the amendment of CompassLearning's management agreement, CompassLearning and Weekly Reader reimburse the shareholder for reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services and, beginning in the first quarter of 2001, began paying, in quarterly installments, the shareholder annual aggregate management fees for services to both CompassLearning and Weekly Reader of $950. The agreements have no stated term, but can be terminated by the shareholder upon five days notice. In June 2003, the shareholder waived the payment of $300 in management fees for 2003. The waived amount has been recorded as a capital contribution. During the years ended December 31, 2001, 2002 and 2003, the Company recognized expenses for such management fees in each year of $950. At December 31, 2002 and 2003, other accrued liabilities include approximately $950 and $650 of accrued management fees, respectively.

20.  RETIREMENT PLANS

Substantially all of the Company's employees are eligible to participate in a defined contribution plan of the Company. Pursuant to the provisions of the Plan, the Company is obligated to match 33% of the employee's contribution to the Plan up to the first 6% of the employee's compensation. The expense recognized by the Company for the Company's contributions to the plan was $1,247, $1,352 and $1,303 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

The net pension expense for the American Guidance Plan and the reconciliation of the funded status of the Plan at December 31, 2002 and 2003 and the accrued obligation in the consolidated balance sheets are as follows:

                                                                        2002             2003
                                                                     ----------        ----------
       Change in benefit obligation:
         Projected benefit obligation, beginning of year             $   11,947        $   14,379
              Service cost                                                  742               916
              Interest cost                                                 819               883
              Actuarial loss                                              1,332              (109)
              Benefits paid                                                (461)             (570)
                                                                     ----------        ----------
         Projected benefit obligation, end of year                   $   14,379        $   15,499
                                                                     ==========        ==========

       Change in plan assets:
         Fair value of plan assets, beginning of year                $    7,903        $    7,269
              Actual return on plan assets                               (1,284)            1,928
              Employer contributions                                      1,111             1,029
              Benefits paid                                                (461)             (570)
                                                                     ----------        ----------
         Fair value of plan assets, end of year                      $    7,269        $    9,656
                                                                     ==========        ==========

       Funded status at December 31,
         Plan assets less than benefit obligation                    $   (7,110)       $   (5,842)
         Unrecognized actuarial loss                                      5,411             3,754
                                                                     ----------        ----------
              Accrued pension cost                                   $   (1,699)       $   (2,088)
                                                                     ==========        ==========

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                        2002             2003
                                                                     ----------        ---------
       Amounts recognized in consolidated balance sheets:
          Accrued benefit liability                                  $   (5,056)       $  (3,987)
          Accumulated other comprehensive loss                            3,357            1,899
                                                                     ----------        ---------
                                                                     $   (1,699)       $  (2,088)
                                                                     ==========        ==========

       Components of net periodic benefit cost:
         Service cost                                                $      742        $     916
         Interest cost                                                      819              883
         Expected return on plan assets                                    (749)            (675)
         Amortization of unrecognized net actuarial loss                     70              294
                                                                     ----------        ---------
       Net periodic benefit cost                                     $      882        $   1,418
                                                                     ==========        ==========

       Accumulated benefit obligation and fair value of assets:
         Accumulated benefit obligation                              $  (12,325)       $  (13,644)
         Fair value of assets                                        $    7,269        $    9,656

       Weighted-average assumptions as of end of year
       Discount rate                                                       6.25%             6.25%
       Expected return on plan assets                                      9.0%              9.0%
       Rate of compensation increase                                       4.5%              3.5%


The Company developed the expected long-term rate of return on assets assumption by considering the current level of expected returns on risk free investments (primarily government bonds) the historical level of the risk premium associated with other asset classes in which the portfolio is invested and the expectation for future returns on each asset class. The expected return for each asset class was weighted based on the aggregate target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The Company reviews the expected rate of return on an annual basis and revises it as appropriate.

The American Guidance Plan investment objective is a heavily weighted equity portfolio with an emphasis on long-term growth. Assets held include high-quality, well-capitalized stocks of established companies and were allocated 83% to equity securities and 17% to fixed income securities in 2002 and 87% to equity securities and 13% fixed income securities in 2003:

                                                2002                2003
                                                ----                ----

Asset Category:
    Equity Securities                           83.0%              87.0%
    Debt Securities                             14.0%              11.0%
    Other                                        3.0%               2.0%
                                               -----              -----
         Total                                 100.0%             100.0%
                                               =====              =====

The Company expects to contribute $2,254 to the American Guidance Plan in 2004.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


The following benefit payments, which reflect future service, as appropriate, are to be paid by the American Guidance Plan during the next five years:

Pension Benefits

2004..................................    $     613
2005..................................          635
2006..................................          655
2007..................................          659
2008..................................          707

A minimum pension liability adjustment is required when the actuarial present value of the accumulated plan benefits exceeds plan assets and accrued pension liability. In 2001, 2002 and 2003, a minimum liability adjustment of ($325), ($3,041) and $1,458 respectively, was recorded as a component of other comprehensive loss and reported in accumulated other comprehensive loss as a component of stockholders' deficit.

21.  COMMITMENTS AND CONTINGENCIES

Leases

The Company has non-cancelable operating leases for equipment, office and warehouse space that include future minimum rental commitments as follows:

                                                    Lease                      Sublease                    Net
Year Ending December 31,                         Commitments                   Rentals                 Commitments
                                                 -----------                   -------                 -----------

2004                                              $  6,338                   $   (348)                  $  5,990
2005                                                 5,731                       (348)                     5,383
2006                                                 5,392                       (352)                     5,040
2007                                                 4,738                       (359)                     4,379
2008                                                 2,938                       (359)                     2,579
Thereafter                                          10,804                       (241)                    10,563
                                                  --------                   --------                   --------
                         Total                    $ 35,941                   $ (2,007)                  $ 33,934
                                                  ========                   ========                   ========


Rent expense, net of sublease rentals, for all operating leases was approximately $4,753, $5,137 and $4,385 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

SEC Inquiry

The SEC is conducting a preliminary inquiry concerning the Company and has requested that the Company voluntarily provide the SEC with various documents and information, and that certain officers and employees of the Company voluntarily give testimony or be interviewed. The Company is cooperating fully with the SEC inquiry, and has continued to provide all documents, information and testimony requested by the SEC, and has arranged all interviews requested by the SEC with Company employees. The Company cannot predict the final outcome of this inquiry at this time.

15% Senior Preferred Stock due 2011

In 1999, the Company issued 3,000,000 shares of 15% Senior Preferred Stock due in 2011 with a liquidation preference of $25.00 per share. The Senior Preferred Stock shall accrue dividends at a rate of 15% per annum, subject to adjustment if the Company fails to redeem all outstanding shares of such Preferred Stock in connection with a mandatory redemption or change of control. Preferred Stock dividends for the years ended December 31, 2001, 2002 and 2003, amounted to $14,549, $16,384 and $18,982, respectively, and are payable in additional shares of Senior Preferred Stock. Such accrued dividends reflect penalty dividends of 0.5% for periods prior to November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with that conclusion.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


22.  RABBI TRUST

In 1998, as part of its acquisition of American Guidance, a subsidiary of Weekly Reader, approximately $19,600 of the American Guidance purchase price was paid through contributions to several Rabbi Trusts to settle American Guidance's obligations due to employees under American Guidance's predecessor company stock option, employee stock ownership and deferred compensation plans. Payments to the beneficiaries of the Rabbi Trusts are taxable upon distribution from the Rabbi Trusts with Weekly Reader receiving a corresponding deduction for income tax purposes. The assets of the Rabbi Trusts predominantly consist of marketable mutual fund investments that are subject to claims of general creditors of Weekly Reader in the event of bankruptcy. Accordingly, the assets of the Rabbi Trusts and a related liability are presented in other current assets and accrued liabilities, respectively on the consolidated balance sheets. The balance of liability as of December 31, 2002 and 2003 were approximately $1,403 and $1,006, respectively. The marketable securities in the Rabbi Trusts have been classified as trading securities and investment income of ($432), $156 and $55 has been offset by compensation expense for the same amount on the accompanying consolidated statements of operations for the years ended December 31, 2001, 2002 and 2003, respectively. Marketable securities in the Rabbi Trust have been recorded at fair value, based on quoted market prices, on the accompanying consolidated balance sheets.

23.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                              2001                  2002                 2003
                                                            ---------            ---------            -----------
Cash paid during the period for interest                    $   32,063           $   27,870           $    27,779
Cash paid during the year for income taxes                  $      730           $      280           $       285
Non-cash investing activities:
    Common stock issued in connection
       with acquisitions                                    $    3,081           $        -           $         -
Non-cash financing activities:
    Preferred stock dividends accrued                       $   16,212           $   19,352           $    22,520
    Accretion of preferred stock                            $      919           $      932           $       947

24.  RESTATEMENT

In connection with the audit of the Company's 2003 consolidated financial statements and the reaudit of its 2001 consolidated financial statements, the Company has restated its previously audited consolidated balance sheets as of December 31, 2001, 2002 and 2003, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001, 2002 and 2003 (the "restatement"). The restatement also included adjustments that affected periods prior to 2001. The impact of the restatement on periods prior to 2001 was reflected as an adjustment to beginning accumulated deficit as of January 1, 2001.

On March 31, 2004, the Company filed a Form 8-K that included its consolidated financial statements as of and for the years ended December 31, 2002 and 2003, which had been restated to correct certain accounting errors (the "Initial Restatement"). At that time, the Company announced that the reaudit of its 2001 financial statements was in progress and that completion of the reaudit could result in additional restatements to its financial statements. Subsequent to the Initial Restatement, the reaudit of the Company's 2001 consolidated financial statements was completed and identified additional errors that impacted the Company's financial statements for 2001, 2002 and 2003. Accordingly, the Company has restated its previously reported 2002 and 2003 financial statements and its 2001 financial statements for the correction of these additional errors (the "Further Restatement").

In connection with the Initial Restatement, management had restated its financial statements because it had incorrectly accounted for (i) the revenue recognition of a software and services sale in December 2002; (ii) the purchase price related to the ChildU acquisition in 2001; (iii) the reversal of a barter transaction; (iv) restructuring reserves for acquisitions in 1999; (v) revenue recognition for a guaranteed minimum purchase transaction in 2002; (vi) revenue recognition for distributor sales in 2001 and 2002; (vii) rent expense

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


in 2001 and 2002; (viii) common stock warrants; and (ix) a number of other items including various accruals such as compensation and fringe benefit costs, deferred revenue and legal costs in 2001 and 2002.

Described below are the matters for which the Company has restated its consolidated financial statements for 2001 and 2002 in connection with the Initial Restatement.

     o Software and Services Sale. In December 2002, the Company recorded a $1,860 receivable of revenue from the sale of educational software and services to a school district. Of this amount, $1,169 was recognized as revenue during the fiscal quarter ended December 31, 2002, and $691 was recorded as a deferred revenue liability as of December 31, 2002. Accrued sales commissions of $342 also were recorded. In the first quarter of 2003, this $1,169 of revenue previously recognized in December 2002 was offset by recording a new bad debt reserve of $920 and by retaining an excess of $250 in the Company's allowance for doubtful accounts, which excess amount would have otherwise been reversed. The Company has concluded that the sale did not meet the criteria under GAAP for revenue recognition for the year ended December 31, 2002, and that it incorrectly recorded the related bad debt reserve and retained the excess allowance for doubtful accounts in 2003. The Company has corrected these errors by reversing these transactions. The net effect for the year ended December 31, 2002 was to increase net loss by approximately $827. In addition, total assets decreased by approximately $1,860 and total liabilities decreased by $1,033, including a decrease in deferred revenue of $691 as of December 31, 2002.

     o ChildU Goodwill Reduction. The Company's subsidiary, ChildU, Inc., was acquired in 2001. In connection with such acquisition, the Company issued shares of its common stock to the holders of notes issued by ChildU. The Company has determined that the value assigned to these shares when the Company recorded the purchase price for this acquisition in its historical financial statements for 2001 exceeded the fair market value of these shares. Accordingly, the Company has restated its financial statements to record correctly the fair market value of these shares, which had the effect of reducing the purchase price for ChildU, goodwill and additional paid-in capital, by approximately $3,419 as of December 31, 2001. In addition, the Company allocated the primarily all of the purchase price to goodwill, and had assigned that goodwill an estimated life of 40 years. The asset acquired was software technology and not goodwill. The Company has restated its financial statements to record the software technology and to amortize such acquired technology over its estimated useful life of five years, which had the effect of increasing intangibles amortization expense by $976 and $1,672 in 2001 and 2002, respectively. The Company also incorrectly charged certain severance costs against acquisition reserves, and accordingly has restated the 2001 and 2002 financial statements to correct for such errors. The net effect of such adjustment was to increase net loss by $708 and $1,092 for the years ended December 31, 2001 and 2002, respectively.

Following the determination to restate the Company's financial statements for 2001 and 2002 for the matters described above, the Company also determined that it would correct for certain errors made in the application of GAAP that had not previously been corrected because in each such case it believed that the amount of any such error was not material to its consolidated financial statements. These matters are described below.

     o CompassLearning/Weekly Reader Goodwill Reduction. In connection with the acquisitions of CompassLearning and Weekly Reader in 1999, the Company also recorded certain other reserves for a planned restructuring related to the acquisitions. The Company recorded reserves of $5,538 related to estimated liabilities it believed it had assumed at the date of such acquisitions. The Company also recorded a reserve of $1,705 related to an estimated liability associated with the rationalization of the shipping schedule of the Weekly Reader magazine in 2000. The Company concluded that the purchase reserves associated with these estimated liabilities, and the elements of the restructuring plan that had not yet been completed should be reversed in 2001. The excess purchase reserves associated with fiscal year 2000 activity; specifically, the $1,350 of costs incurred to evaluate CompassLearning's software in order to determine a future growth strategy; $2,250 of in-process R&D related to a Next-generation reading system deemed not be technologically feasible; $1,800 of recruiting

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


         and consulting costs incurred to transition the companies acquired to a standalone public company and $150 for other estimated liabilities assumed were reversed against goodwill and charged to accumulated deficit as of January 1, 2001 as the Company determined that the reversal of the excess purchase reserves and corresponding reduction in goodwill should have been recorded in 2000. The Company also reversed the $1,705 reserve, and reduced goodwill in a corresponding amount, because the Company determined that such reserve had been incorrectly recorded in 2000. The Company has determined that the reversal of the excess purchase reserves and corresponding reduction of goodwill should have been recorded in 2000 rather than 2001 and that the reversal of the $1,705 reserve and corresponding reduction in goodwill should have been recorded in 2000 rather than 2002. Accordingly, the Company has restated its 2001 and 2002 financial statements to correct these errors. The net effect of the adjustments as of January 1, 2001 increased the accumulated deficit by $5,961 and increased net loss by $706 in 2001.

     o Barter Transaction. In connection with a failed licensing barter transaction for which the Company had incorrectly recorded revenue in 2001, the Company had increased operating costs and expenses for 2001 by the amount of the revenue recorded, instead of reversing such net revenue amount, as required by GAAP. The Company restated its financial statements for 2001 to correct this error, with the net effect being to reduce net revenue and operating costs and expenses by $1,500 for the year ended December 31, 2001, with no impact on the Company's net loss.

     o CompassLearning Minimum Purchase Guarantee. In connection with the acquisition of CompassLearning, the Company entered into a minimum purchase guarantee agreement with the seller of CompassLearning. In 2001, the Company incorrectly recorded as revenue amounts that the seller was required to purchase under the agreement, which the seller did not purchase. In its historical financial statements for 2001, the Company also recorded an intangible asset in an amount equal to the amount of revenue incorrectly recorded. In 2002 and 2003, amortization of $527 and $235, respectively, of this intangible was recorded against gross sales as purchases were actually made. Recording this intangible asset and the related amortization did not conform to GAAP. The Company has restated its financial statements to reverse this transaction, with the net effect being to increase the Company's net loss by $762 for the year ended December 31, 2001 and decrease the Company's net loss in 2002 by $527.

     o Distributor Sales. Historically the Company recognized revenue under a distribution contract between its subsidiary, World Almanac Education Group, and a distributor at the time that the Company shipped our products to the distributor rather than at the time those products were resold by the distributor. The Company also recorded distribution fees under this contract as operating costs and expenses, based on its understanding of the distribution contract. The Company has determined to recognize revenue only at the time the distributor ships these products to its customer. In addition, the Company should have recorded distributions fees as a reduction of revenue, rather than as a separate operating cost and expense item. The Company has restated its financial statements which increased its net loss by $164 for the fiscal year ended December 31, 2001 and decreased its net loss and increased net assets by $168 for the year ended December 31, 2002.

     o Rent. The Company has two leases that have "free rent" incentives at the commencement of the leases and also contain rent escalation clauses (which clauses provide for rent increases over time) for which it was required under GAAP to record the average rent expense ratably over the lease term. In its historical 2001 financial statements, however, the Company recorded the rent expense from these leases as it was paid. In its historical 2002 financial statements, the Company began correctly recording the average rent expense for these leases, but it calculated the average rent using the remainder of the lease term instead of the entire lease term. The Company has restated its financial statements to correct these errors. As a result, rent expense increased in 2001 because the average rent to be paid over the lease terms was greater than the actual rent paid in 2001 and rent expense decreased in 2002 because of the longer lease terms used to calculate the average rent. In 2001, the Company also incorrectly capitalized some rent expense prior to its occupancy of a certain leased premise as a prepaid rent asset and amortized it, rather than recording it as an expense, as required by GAAP. The Company has restated its financial statements to correct these errors, with the net effect being to increase net loss by $1,005, for the year ended December 31, 2001, to decrease its net loss by $412 and increase total assets by $352 for the year ended December 31, 2002.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     o Intercompany Sales. Certain sales between two subsidiaries of World Almanac were recorded in 2001 as revenue for one subsidiary and as a corresponding operating cost and expense for the other subsidiary, rather than being eliminated, as required by GAAP. The Company has restated its financial statements for 2001 to eliminate these intercompany sales. As a result of this correction, revenue decreased by $795 for the year ended December 31, 2001 with a corresponding decrease in operating costs and expenses, and no impact on the Company's net loss for the year then ended.

     o Common Stock Warrants. During 1999, the Company issued warrants to purchase its common stock to purchasers of certain debt securities and a lender under a term loan facility. The Company incorrectly recorded the fair value of the warrants, as a liability due to a related party. The Company has restated its 2001 and 2002 financial statements to correctly record the fair value of the warrants as additional paid-in capital. As a result of this correction, liabilities decreased by $2,160 and additional paid-in capital increased by corresponding amount.

     o Other. The Company has made a number of other corrections, including adjustments relating to various accruals such as compensation and fringe benefit costs, deferred revenue, legal costs and other immaterial items.

In connection with the reaudit of the Company's 2001 consolidated financial statements, management determined that it had incorrectly accounted for the following items, which comprise the Further Restatement: (i) intangible assets acquired in 1999 in connection with the Company's acquisition of Weekly Reader Corporation; (ii) acquisition reserves for acquisitions in 1999; (iii) its adoption of SFAS 142 and the preparation of its transitional impairment analysis; (iv) deferred tax liabilities recognized upon the adoption of SFAS 142; (v) Senior Preferred Stock Dividends and (vi) a number of other items which had been previously identified and collectively determined to be immaterial but which the Company has now decided to correct including various accruals such as compensation and fringe benefit costs, severance and consulting costs and legal costs in 2001, 2002 and 2003. In addition, the Company corrected certain errors in its disclosures regarding stock options granted to its employees.

Described below are the matters for which the Company has restated its consolidated financial statements for 2001, 2002 and 2003 in connection with the Further Restatement.

     o WRC Media Goodwill and Intangible Assets. In connection with the reaudit of the Company's 2001 consolidated financial statements, the Company reconsidered the assumptions used to determine the estimated fair value and economic lives of the intangible assets acquired in connection with the 1999 acquisition and recapitalization of Weekly Reader Corporation by WRC Media Inc. (the "1999 Intangible Assets"). The Company has determined that the original basis for estimating the fair value and economic lives of the intangible assets was a valuation report that the former owners of Weekly Reader Corporation had provided to WRC Media at the time of the 1999 acquisition. Accordingly, in 2004, the Company engaged a valuation consulting firm to assist management in assessing the fair values and economic lives of the 1999 Intangible Assets as of the acquisition date. As a result, certain estimated fair values and economic lives of the 1999 Intangible Assets have been revised. Accordingly, the Company has restated its financial statements to correctly state the estimated fair value and economic lives of the 1999 Intangible Assets acquired as of November 17, 1999. This had the effect of increasing goodwill by $36,238 and decreasing other intangibles in the aggregate by the same amount. Other intangible assets include Copyrights, Customer lists and Trademarks. Copyrights increased by $4,733 and their estimated useful life was amended from 10 years to approximately 20 years, Customer lists decreased by $13,680 and their estimated useful life decreased from 10 years to approximately 8.5 years and Trademarks decreased by $27,291 and their estimated useful life decreased from 40 years to approximately 39 years. In addition, the Company has restated its financial statements to correct amortization expense for goodwill and other intangible assets, which had the effect of reducing accumulated deficit as of January 1, 2001 by $6,294, and reducing amortization expense of intangible assets by $3,410 in 2001, $2,305 in 2002 and $1,499 in 2003.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



     o CompassLearning/Weekly Reader Additional Goodwill Reduction. As discussed above the Company recorded certain reserves for a planned restructuring in connection with the acquisitions of CompassLearning and Weekly Reader Corporation. In connection with the reaudit of its 2001 consolidated financial statements the Company determined that it had incorrectly recorded reserves of $3,106 related to estimated liabilities it believed it had assumed at the date of such acquisitions. The Company concluded that the acquisition reserves associated with these liabilities should have been reversed in 1999. The estimated liabilities associated with the excess reserves included $1,522 of debt issuance costs, $1,157 of severance and consulting fees, primarily attributable to employees or consultants hired subsequent to the acquisition date, $362 of leasehold improvements for space to be occupied by employees of World Almanac Group and other administrative costs of $65. The Company determined that goodwill and the related acquisition reserves should be reduced by $3,106. The Company has restated its 2001, 2002 and 2003 financial statements to correct for these errors. The net effect of such adjustments was to increase the accumulated deficit as of January 1, 2001 by $224 and to increase net loss by $1,425, $240 and $214 for the years ended December 31, 2001, 2002 and 2003, respectively.

     o Goodwill and Long-lived Intangible Asset Impairment. On January 1, 2002, the Company adopted SFAS 142 for its goodwill and intangible assets. Upon adoption, the Company ceased amortization of goodwill and other indefinite lived intangible assets, which primarily consist of trademarks. As required by SFAS 142, the Company reviewed its indefinite lived intangibles (goodwill and trademarks) for impairment as of January 1, 2002. The Company has five reporting units with goodwill. Goodwill was tested for impairment at the reporting unit level. As a result, the Company recorded a transitional goodwill and indefinite lived intangible asset impairment charge of $72,022 at American Guidance Service, Inc. ("AGS") a subsidiary of Weekly Reader Corporation. This charge was reported as a cumulative effect of accounting change, as of January 1, 2002, in the Consolidated Statements of Operations. In connection with the reconsideration of the assumptions used to determine the estimated fair value and economic lives of the 1999 Intangible Assets discussed above, the Company updated its transitional impairment analysis and determined that it had incorrectly calculated the fair value of its reporting units. Accordingly, the impairment charge of $72,022 at AGS was incorrect and not required. The Company's measurement of fair value was based on an evaluation of future discounted cash flows. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow evaluation considered several earnings scenarios and the likelihood of possible outcomes. Collectively, this evaluation was management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that corresponds to the Company's weighted-average cost of capital. This discount rate range assumed was consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the WRC Media's reporting units. Certain other key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including pre-publication costs, are based on reasonable estimates related to the Company's strategic initiatives and current market conditions. Such assumptions also are consistent with those utilized in the Company's annual planning process. The Company has restated its 2002 and 2003 financial statements to correct for this error. The net effect of such adjustment was to decrease the net loss by $72,022 for the year ended December 31, 2002.

o Deferred Tax Liabilities. The Company recognized non-cash deferred income tax expense and a deferred tax liability of approximately $8,700 on January 1, 2002, in connection with its adoption of SFAS 142. The deferred tax liability relates to the excess of tax over book amortization of tax-deductible goodwill and trademarks since the timing of the reversal of this liability is indefinite, unless the related assets are sold or an impairment of the assets is recorded, and can no longer be offset by the Company's net operating loss carry-forwards, which expire within a statutory period. During each of 2002 and 2003, the Company recorded additional deferred tax expense of $2,000.

         The non-cash deferred income tax expense recorded on January 1, 2002 has been reduced to $5,200; a decrease of $3,500. The non-cash income tax expense recorded during the years ended December 31, 2002 and 2003 increased by $700 from $2,000 to $2,700 and by $900 from $2,000 to $2,900, respectively. These restatements are principally due to the reversal of the impairment charges and the revision of estimated fair value and economic lives of the 1999 Intangible Assets discussed above.

     o 15% Senior Preferred Stock due 2011. In 1999, the Company issued 3,000,000 shares of 15% Senior Preferred Stock due in 2011. The Senior Preferred Stock accrues dividends at a rate of 15% per annum. The Certificate of Designation provides that the Senior Preferred Stock was subject to a default or penalty dividend of 0.5% in the event of certain registration defaults. A penalty dividend was applicable from mid-August of 2000 through November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with that conclusion. The Company had not previously recorded this penalty dividend. The recording of the penalty dividends (and required compounding in subsequent periods) resulted in the Company increasing accrued dividends on Senior Preferred Stock by $505, $110 and $128 during the years ended December 31, 2001, 2002 and 2003, respectively.

     o Segment information. The Company previously disclosed one reportable segment. The Company now discloses four reportable segments.

     o Other. In connection with the reaudit of the Company's 2001 financial statements, the Company has made a number of other corrections to the 2001, 2002 and 2003 financial statements, which collectively were immaterial, including adjustments relating to various accruals such as compensation and fringe benefit costs, advertising promotional expense, and other immaterial items.

WRC MEDIA INC.
         AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


After giving effect to the Initial Restatement and the Further Restatement, the Company believes it was and is in compliance with the financial covenants in its credit facility for all of the reporting periods affected, other than the fourth quarter of 2003, for which the lenders under the credit facility granted the Company a waiver (see Note 13).

The effect of the restatements for years prior to 2001, was to increase accumulated deficit by $56 from $95,893 to $95,949 at January 1, 2001, decrease total assets by $1,021 from $504,464 to $503,443 at January 1, 2001, increase goodwill by $26,160 from $229,498 to $255,658 at January 1, 2001 and increase additional paid in capital by $2,160 at January 1, 2001.

Summarized below are the significant effects of the restatement, including the Initial Restatement and the Further Restatement.


                                                                                      December 31, 2003
                                                         ---------------------------------------------------------------------------
                                                              As Previously
                                                               Reported in                 Further
                                                              March 31, 2004             Restatement
                                                               Form 8-K (1)              Adjustments             As Restated
                                                         -------------------         ----------------         ----------------
ASSETS
Current Assets:
Cash and cash equivalents                                    $         1,432                                  $         1,432
Accounts receivable, net                                              30,027                                           30,027
Inventories, net                                                      16,652                                           16,652
Prepaid expenses                                                       3,367                                            3,367
Other current assets                                                   1,889                                            1,889
                                                             ---------------          -----------------       ---------------

Total current assets                                                  53,367                       --                  53,367

Property and equipment, net                                            5,526          $           266                   5,792
Capitalized software, net                                              7,293                       --                   7,293
Goodwill                                                             143,149                   98,175                 241,324
Deferred financing costs, net                                          4,939                      736                   5,675
Other intangible assets, net                                          92,610                  (15,750)                 76,860
Other assets and investments                                          30,448                     (552)                 29,896
                                                              ---------------         ---------------         ---------------

Total assets                                                 $       337,332          $        82,875         $       420,207
                                                             ===============          ===============         ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                             $        16,963                                  $        16,963
Accrued payroll, commissions and benefits                              9,356                                            9,356
Current portion of deferred revenue                                   35,900                                           35,900
Other accrued liabilities                                             17,166                                           17,166
Current portion of long-term debt                                      8,477                                            8,477
                                                             ---------------          ---------------         ---------------

Total current liabilities                                             87,862                       --                  87,862

Deferred revenue, net of current portion                                 959                                              959
Deferred tax liabilities                                              12,700          $        (1,900)                 10,800
Long-term debt                                                       262,925                                          262,925
                                                             ---------------          ---------------         ---------------

Total liabilities                                                    364,446                   (1,900)                362,546
                                                             ---------------          ---------------         ---------------

Commitments and contingencies
15% redeemable senior preferred stock                                129,767                      934                 130,701
                                                             ---------------          ---------------         ---------------
Warrants on common stock of subsidiaries                              11,751                       --                  11,751
                                                             ---------------          ---------------         ---------------
Common stock subject to redemption                                       940                       --                     940
                                                             ---------------          ---------------         ---------------

Stockholders' deficit:
Common stock                                                              70                                               70
18% convertible preferred stock                                       21,919                       --                  21,919
Additional paid-in capital                                           131,753                       --                 131,753
Accumulated other comprehensive loss                                  (1,899)                      --                  (1,899)
Accumulated deficit                                                 (321,415)                  83,841                (237,574)
                                                             ---------------          ---------------         ---------------

Total stockholders' deficit                                         (169,572)                  83,841                 (85,731)
                                                             ---------------          ---------------         ---------------

Total liabilities and stockholders' deficit                  $       337,332          $        82,875         $       420,207
                                                             ===============          ===============         ===============


(1) As originally reported in WRC Media Inc.'s Form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                        Year Ended December 31, 2003
                                                             -----------------------------------------------------------------------
                                                                  As Previously
                                                                   Reported in            Further
                                                                  March 31, 2004          Restatement
                                                                   Form 8-K (1)           Adjustments                 As Restated
                                                             -------------------        ----------------          ------------------
Revenue, net                                                     $       202,704        $            (1)          $       202,703

Cost of goods sold                                                        56,401                     44                    56,445
                                                                 ---------------        ---------------           ---------------

Gross profit                                                             146,303                    (45)                  146,258
                                                                 ---------------        ---------------           ---------------

Costs and expenses:
Sales and marketing                                                       47,201                     --                    47,201
Research and development                                                   1,424                     --                     1,424
Distribution, circulation and fulfillment                                 14,626                     --                    14,626
Editorial                                                                 10,365                     --                    10,365
General and administrative                                                25,679                   (300)                   25,379
Restructuring costs and other non-recurring expenses                       1,018                     --                     1,018
Depreciation                                                               2,256                     24                     2,280
Amortization of intangible assets                                         19,045                 (1,499)                   17,546
                                                                 ---------------        ---------------           ---------------

Total operating costs and expenses                                       121,614                 (1,775)                  119,839
                                                                 ---------------        ---------------           ---------------

Income from operations                                                    24,689                  1,730                    26,419

Interest expense, including amortization
of deferred financing costs                                              (29,159)                  (190)                  (29,349)
Other income (expense), net                                               (1,153)                  (300)                   (1,453)
                                                                 ---------------        ---------------           ---------------

Loss before income tax provision                                          (5,623)                 1,240                    (4,383)

Income tax provision                                                       2,151                    900                     3,051
                                                                 ---------------        ---------------           ---------------

Net loss                                                         $        (7,774)       $           340           $        (7,434)
                                                                 ===============        ===============           ===============

(1) As originally reported in WRC Media Inc.'s Form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                          December 31, 2002
                                                         ---------------------------------------------------------------------------
                                                                                                                        As
                                                               As Previously             Initial               Previously Restated
                                                                Reported in            Restatement              in March 31, 2004
                                                              2002 Form 10-K           Adjustments                 Form 8-K (1)
                                                         ---------------------       ----------------         ----------------------
ASSETS
Current Assets:
Cash and cash equivalents                                     $         9,095                                   $         9,095
Accounts receivable, net                                               38,373         $        (2,226)                   36,147
Inventories, net                                                       15,287                     158                    15,445
Prepaid expenses                                                        3,200                    (265)                    2,935
Other current assets                                                    1,797                                             1,797
                                                              ---------------         ---------------           ---------------
Total current assets                                                   67,752                  (2,333)                   65,419

Property and equipment, net                                             6,299                                             6,299
Capitalized software, net                                               4,970                                             4,970
Goodwill                                                              163,349                 (20,200)                  143,149
Deferred financing costs, net                                           6,165                                             6,165
Other intangible assets, net                                          100,499                   5,437                   105,936
Other assets and investments                                           25,218                    (292)                   24,926
                                                              ---------------         ---------------           ---------------
Total assets                                                  $       374,252         $       (17,388)          $       356,864
                                                              ===============         ===============           ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                              $        20,869                                   $        20,869
Accrued payroll, commissions and benefits                               8,693                      (5)                    8,688
Current portion of deferred revenue                                    39,840                    (421)                   39,419
Other accrued liabilities                                              23,285                      32                    23,317
Current portion of long-term debt                                       7,721                                             7,721
                                                              ---------------         ---------------           ---------------
Total current liabilities                                             100,408                    (394)                  100,014

Deferred revenue, net of current portion                                1,167                    (163)                    1,004
Deferred tax liabilities                                               10,700                                            10,700
Due to related party                                                    2,160                  (2,160)                       --
Long-term debt                                                        266,219                                           266,219
                                                              ---------------         ---------------           ---------------
Total liabilities                                                     380,654                  (2,717)                  377,937
                                                              ---------------         ---------------           ---------------

Commitments and contingencies
15% redeemable senior preferred stock                                 109,966                                           109,966
                                                              ---------------         ---------------           ---------------
Warrants on common stock of subsidiaries                               11,751                                            11,751
                                                              ---------------         ---------------           ---------------
Common stock subject to redemption                                        965                                               965
                                                              ---------------         ---------------           ---------------

Stockholders' deficit:
Common stock                                                               70                                                70
18% convertible preferred stock                                        18,381                                            18,381
Additional paid-in capital                                            132,464                  (1,011)                  131,453
Accumulated other comprehensive loss                                   (3,357)                                           (3,357)
Accumulated deficit                                                  (276,642)                (13,660)                 (290,302)
                                                              ---------------         ---------------           ---------------
Total stockholders' deficit                                          (129,084)                (14,671)                 (143,755)
                                                              ---------------         ---------------           ---------------
Total liabilities and stockholders' deficit                   $       374,252         $       (17,388)          $       356,864
                                                              ===============         ===============           ===============

                                                                          December 31, 2002
                                                        -----------------------------------------------

                                                                Further
                                                              Restatement
                                                              Adjustments                  As Restated
                                                        --------------------          -----------------
ASSETS
Current Assets:
Cash and cash equivalents                                                                $         9,095
Accounts receivable, net                                      $           182                     36,329
Inventories, net                                                                                  15,445
Prepaid expenses                                                                                   2,935
Other current assets                                                                               1,797
                                                              ---------------            ---------------
Total current assets                                                      182                     65,601

Property and equipment, net                                               290                      6,589
Capitalized software, net                                                                          4,970
Goodwill                                                               98,175                    241,324
Deferred financing costs, net                                             926                      7,091
Other intangible assets, net                                          (17,249)                    88,687
Other assets and investments                                             (552)                    24,374
                                                              ---------------            ---------------
Total assets                                                  $        81,772            $       438,636
                                                              ===============            ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                              $           (44)           $        20,825
Accrued payroll, commissions and benefits                                  --                      8,688
Current portion of deferred revenue                                       181                     39,600
Other accrued liabilities                                                  --                     23,317
Current portion of long-term debt                                          --                      7,721
                                                              ---------------            ---------------
Total current liabilities                                                 137                    100,151

Deferred revenue, net of current portion                                                           1,004
Deferred tax liabilities                                               (2,800)                     7,900
Due to related party                                                       --                         --
Long-term debt                                                                                   266,219
                                                              ---------------            ---------------
Total liabilities                                                      (2,663)                   375,274
                                                              ---------------            ---------------

Commitments and contingencies
15% redeemable senior preferred stock                                     806                    110,772
                                                              ---------------            ---------------
Warrants on common stock of subsidiaries                                                          11,751
                                                              ---------------            ---------------
Common stock subject to redemption                                                                   965
                                                              ---------------            ---------------

Stockholders' deficit:
Common stock                                                                                          70
18% convertible preferred stock                                                                   18,381
Additional paid-in capital                                                 --                    131,453
Accumulated other comprehensive loss                                                              (3,357)
Accumulated deficit                                                    83,629                   (206,673)
                                                              ---------------            ---------------
Total stockholders' deficit                                            83,629                    (60,126)
                                                              ---------------            ---------------
Total liabilities and stockholders' deficit                   $        81,772            $       438,636
                                                              ===============            ===============

(1) As originally reported in WRC Media Inc.'s Form 8-K as filed with the Securities and Exchange Commissionon March 31, 2004.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                             (Amounts in thousands)

                                                                           Year Ended December 31, 2002
                                                             -----------------------------------------------------------
                                                                                                            As
                                                              As Previously         Initial         Previously Restated
                                                               Reported in        Restatement        in March 31, 2004
                                                             2002 Form 10-K       Adjustments          Form 8-K (1)
                                                             --------------   -------------------  --------------------
Revenue, net                                                 $     209,958    $         (2,127)      $       207,831

Cost of goods sold                                                  59,011                 911                59,922
                                                             --------------   -----------------      ----------------

     Gross profit                                                  150,947              (3,038)              147,909
                                                             --------------   -----------------      ----------------

Costs and expenses:
     Sales and marketing                                            49,096                (342)               48,754
     Research and development                                        1,728                  --                 1,728
     Distribution, circulation and fulfillment                      14,614                (602)               14,012
     Editorial                                                      10,847                  --                10,847
     General and administrative                                     24,470                 874                25,344
     Restructuring costs and other non-recurring expenses            8,594                  --                 8,594
     Depreciation                                                    3,041                  --                 3,041
     Amortization of intangible assets                              18,812                 146                18,958
                                                             --------------   -----------------      ----------------

     Total operating costs and expenses                            131,202                  76               131,278
                                                             --------------   -----------------      ----------------

     Income from operations                                         19,745              (3,114)               16,631

Interest expense, including amortization
   of deferred financing costs                                     (29,844)                 --               (29,844)
Loss on investment                                                  (3,064)                 --                (3,064)
Other income (expense), net                                            721                  --                   721
                                                             --------------   -----------------      ----------------

     Loss before income tax provision and cumulative
        effect of change in accounting principle                   (12,442)             (3,114)              (15,556)

Income tax provision                                                10,980                  --                10,980
                                                             --------------   -----------------      ----------------

     Loss before cumulative effect of change
        in accounting principle                                    (23,422)             (3,114)              (26,536)

Cumulative effect of change in accounting principle,
   net of tax                                                      (72,022)                 --               (72,022)
                                                             --------------   -----------------      ----------------

     Net loss                                                    $ (95,444)           $ (3,114)            $ (98,558)
                                                             ==============   =================      ================

                                                                Year Ended December 31, 2002
                                                             --------------------------------
                                                                  Further
                                                                Restatement
                                                                Adjustments     As Restated
                                                                -------------  --------------
Revenue, net                                                     $       42    $    207,873

Cost of goods sold                                                       31          59,953
                                                                 ------------  -------------

     Gross profit                                                        11         147,920
                                                                 ------------  -------------

Costs and expenses:
     Sales and marketing                                               (166)         48,588
     Research and development                                            --           1,728
     Distribution, circulation and fulfillment                           --          14,012
     Editorial                                                           --          10,847
     General and administrative                                         590          25,934
     Restructuring costs and other non-recurring expenses                --           8,594
     Depreciation                                                        24           3,065
     Amortization of intangible assets                               (2,305)         16,653
                                                                 ------------  -------------

     Total operating costs and expenses                              (1,857)        129,421
                                                                 ------------  -------------

     Income from operations                                           1,868          18,499

Interest expense, including amortization
   of deferred financing costs                                         (217)        (30,061)
Loss on investment                                                       --          (3,064)
Other income (expense), net                                              --             721
                                                                 ------------  -------------

     Loss before income tax provision and cumulative
        effect of change in accounting principle                      1,651         (13,905)

Income tax provision                                                 (2,800)          8,180
                                                                 ------------  -------------

     Loss before cumulative effect of change
        in accounting principle                                       4,451         (22,085)

Cumulative effect of change in accounting principle,
   net of tax                                                        72,022              --
                                                                 ------------  -------------

     Net loss                                                    $   76,473    $    (22,085)
                                                                 ============  =============

(1) As originally reported in WRC Media Inc.'s Form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   Year Ended December 31, 2001
                                                             ---------------------------------------------------------------------
                                                                                             Initial
                                                                   As Previously            and Further
                                                                    Reported in             Restatement
                                                                  2002 Form 10-K            Adjustments            As Restated
                                                             --------------------     ----------------------  --------------------
Revenue, net                                                  $           231,469     $            (4,572)    $           226,897

Cost of goods sold                                                         65,682                    (936)                 64,746
                                                              -------------------     -------------------     -------------------

  Gross profit                                                            165,787                  (3,636)                162,151
                                                              -------------------     -------------------     -------------------

Costs and expenses:
  Sales and marketing                                                      54,658                     449                  55,107
  Research and development                                                  5,751                     238                   5,989
  Distribution, circulation and fulfillment                                14,350                    (651)                 13,699
  Editorial                                                                10,558                     120                  10,678
  General and administrative                                               26,431                   3,330                  29,761
  Restructuring costs and other non-recurring expenses                         --                      --                      --
  Depreciation                                                              3,227                      24                   3,251
  Amortization of intangible assets                                        63,757                  (4,563)                 59,194
                                                              -------------------     -------------------     -------------------

Total operating costs and expenses                                        178,732                  (1,053)                177,679
                                                              -------------------     -------------------     -------------------

Loss from operations                                                      (12,945)                 (2,583)                (15,528)

Interest expense, including amortization
 of deferred financing costs                                              (33,319)                   (136)                (33,455)
Loss on investment                                                           (875)                     --                    (875)
Other income (expense), net                                                  (708)                     --                    (708)
                                                              -------------------     -------------------     -------------------

  Loss before income tax provision                                        (47,847)                 (2,719)                (50,566)

Income tax provision                                                          658                      --                     658
                                                              -------------------     -------------------     -------------------

Net loss                                                      $           (48,505)    $            (2,719)    $           (51,224)
                                                              ===================     ===================     ===================

25. QUARTERLY DATA (UNAUDITED)

The following is a summary of the unaudited selected quarterly results for which all adjustments necessary for presentation of each period were included. As discussed in Note 24, the results of operations for the years ended December 31, 2002 and 2003 and for the quarterly periods in the years ended December 31, 2002 and 2003 have been restated.

                                                                          Three Months Ended
                                        ---------------------------------------------------------------------------------
                                              March 31                   March 31                      March 31
                                        ----------------------  ---------------------------   ---------------------------
                                           (as originally        (as previously restated           (as restated for
                                             reported in            in March 31, 2004            further restatement
                                             Form 10-Q)                  Form 8-K)                   adjustments)

2003
Revenues                                  $        46,977         $        47,220             $        47,038
Gross profit                                       34,243                  34,163                      33,765
Operating costs and expenses                       30,730                  29,926                      29,342
Income / (loss) from operations                     3,513                   4,237                       4,423
Net income / (loss)                                (4,388)                 (3,664)                     (3,753)


2002
Revenues                                  $        46,787         $        46,974             $        47,016
Gross profit                                       33,413                  33,079                      33,090
Operating costs and expenses                       30,995                  32,408                      32,395
Income / (loss) from operations                     2,418                     671                         695
Net income / (loss)                               (86,752)                (88,499)                    (13,186)


                                                                          Three Months Ended
                                        ----------------------------------------------------------------------------------
                                               June 30                    June 30                       June 30
                                        -----------------------  ---------------------------  ----------------------------
                                            (as originally        (as previously restated          (as restated for
                                             reported in             in March 31, 2004            further restatement
                                              Form 10-Q)                  Form 8-K)                   adjustments)
2003
Revenues                                  $        43,493         $        43,960             $        44,141
Gross profit                                       30,951                  31,133                      31,057
Operating costs and expenses                       27,631                  28,211                      27,328
Income / (loss) from operations                     3,320                   2,922                       3,729
Net income / (loss)                                (4,710)                 (5,108)                     (4,874)


2002
Revenues                                  $        43,939         $        44,562             $        44,562
Gross profit                                       31,158                  31,287                      31,287
Operating costs and expenses                       27,509                  30,067                      29,363
Income / (loss) from operations                     3,649                   1,220                       1,924
Net income / (loss)                                (5,309)                 (7,738)                     (7,264)

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                          Three Months Ended
                                        ----------------------------------------------------------------------------------
                                            September 30               September 30                  September 30
                                        ----------------------  ---------------------------   ---------------------------
                                           (as originally        (as previously restated           (as restated for
                                             reported in            in March 31, 2004            further restatement
                                             Form 10-Q)                  Form 8-K)                   adjustments)
2003
Revenues                                    $       55,322        $       55,387                $       55,387
Gross profit                                        40,608                40,401                        40,585
Operating costs and expenses                        28,827                28,754                        28,570
Income / (loss) from operations                     11,781                11,647                        12,015
Net income / (loss)                                  3,579                 3,445                         3,541


2002
Revenues                                    $       56,456        $       56,549                $       56,549
Gross profit                                        41,081                40,681                        40,681
Operating costs and expenses                        28,651                29,219                        28,649
Income / (loss) from operations                     12,430                11,462                        12,032
Net income / (loss)                                  4,561                 3,593                         3,935


                                                                             Three Months Ended
                                         -----------------------------------------------------------------------------------
                                              December 31                December 31                   December 31
                                         -----------------------  ---------------------------  ----------------------------
                                             (as originally        (as previously restated          (as restated for
                                              reported in             in March 31, 2004            further restatement
                                               Form 10-Q)                  Form 8-K)                   adjustments)
2003
Revenues                                    $       57,015          $       56,137              $       56,137
Gross profit                                        41,381                  40,604                      40,851
Operating costs and expenses                        35,452                  34,721                      34,599
Income / (loss) from operations                      5,929                   5,883                       6,252
Net income / (loss)                                 (2,293)                 (2,447)                     (2,348)


2002
Revenues                                    $       62,776          $       59,746              $       59,746
Gross profit                                        45,295                  42,860                      42,862
Operating costs and expenses                        44,047                  39,582                      39,014
Income / (loss) from operations                      1,248                   3,278                       3,848
Net income / (loss)                                 (7,944)                 (5,914)                     (5,570)



26.  SUBSEQUENT EVENT

On March 29, 2004, the Company refinanced all of its term loans under the First-Lien Facility with a $145,000 senior, second-priority lien secured financing that was provided to the Company pursuant to a term loan facility (the "Second-Lien Facility"). The proceeds of the Second Lien Facility were used (i) to refinance in full all term loans outstanding under the First-Lien Facility,
(ii) to pay fees and expenses related to the Second-Lien Facility and all transactions contemplated in connection therewith and (iii) for general corporate purposes of the Company.

All payment obligations under the Second-Lien Facility are secured by a second-priority lien on the collateral securing the First-Lien Facility; provided that all obligations under the Second-Lien Facility will rank equally in right of payment with all payment obligations under the First-Lien Facility and will not otherwise be subordinated in any respect to the First-Lien Facility. The final maturity of the Second-Lien Facility will be March, 2009. At the Company's option, the loans will bear interest at either the Administrative Agent's (i) alternate base rate ("base rate loans") or (ii) reserve-adjusted LIBO rate ("LIBO rate loans") plus, in each case, the "Applicable Margin" (as defined). "Applicable Margin" means, with respect to (i) Base Rate Loans, a rate of 4.00% per annum and (ii) LIBO Rate Loans, a rate of 5.00% per annum.

The Second-Lien Facility is subject to mandatory prepayment with:

     o   the proceeds of the incurrence of certain indebtedness

     o   the proceeds of certain asset sales or other dispositions

     o   change in control

     o annually, 50% of the Company's excess cash flow (as defined) from the prior year.

The Second-Lien Facility provide for certain restrictions, including restrictions on asset sales, dividend payments, additional indebtedness payments for restricted investments. In addition, Second-Lien Facility provides for the maintenance of a financial covenant, a maximum ratio senior leverage ratio of Senior Secured Debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.25:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the senior leverage ratio shall not exceed 4.50:1.00, in each case to be tested on the last day of each fiscal quarter and computed for the Parent and its consolidated subsidiaries. In connection with entering into the Second-Lien Facility, the Company entered into an amendment and restatement of our First-Lien Facility, which now consists solely of a $30,000 revolving credit facility.

The First-Lien Facility, as amended and restated, has a maturity of December 29, 2008, and has one financial covenant, a senior leverage ratio of Senior Secured Debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.00:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the senior leverage ratio may not exceed 4.25:1.00, in each case to be tested on the last day of the fiscal quarter and computed for the Company and

WRC MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


its consolidated subsidiaries. Interest on revolving loan borrowings under the First-Lien Facility will bear interest at a rate per annum equal to the LIBO rate as defined in the First-Lien Facility plus 3.5% or the alternate base rate as defined in the First-Lien Facility plus 2.5%.

As a result of the refinancing, the Company will write-off the remaining balances of deferred financing fees associated with the First-Lien Facility of approximately $1,914 in 2004.

In connection with the refinancing, the Company incurred costs and expenses, primarily investment banking and legal fees of approximately $6,138. These amounts will recorded as deferred financing fees in 2004 and will be amortized over the term of the Second-Lien Facility using the effective interest method.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of Weekly Reader Corporation New York, New York

We have audited the accompanying consolidated balance sheets of Weekly Reader Corporation and subsidiaries (the "Company"), a 94.9% owned subsidiary of WRC Media Inc., as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weekly Reader Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Notes 2 and 7 of the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 as of January 1, 2002.

As discussed in Note 20, the accompanying consolidated financial statements have been restated.



DELOITTE & TOUCHE LLP

New York, New York
June 15, 2004

WEEKLY READER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

                                                                                         December 31,
                                ASSETS                                                       2002                      2003
                                ------                                               ---------------------     ---------------------
                                                                                         (As Restated              (As Restated
                                                                                         See Note 20)              See Note 20)
CURRENT ASSETS:
  Cash                                                                                $         7,819             $         1,267
  Accounts receivable (net of allowance for doubtful
  accounts and sales returns of $3,038 and $2,179 respectively)                                22,447                      20,880
  Inventories, net                                                                             14,368                      15,890
  Due from related party                                                                        9,454                      11,502
  Prepaid expenses                                                                              2,692                       2,882
  Other current assets (including restricted assets of $1,403 and
    $1,006, respectively)                                                                       1,797                       1,889
                                                                                      ---------------             ---------------
   Total current assets                                                                        58,577                      54,310

PROPERTY AND EQUIPMENT, net                                                                     5,699                       4,665
GOODWILL                                                                                      101,978                     101,978
DEFERRED FINANCING COSTS, net                                                                     692                         512
OTHER INTANGIBLE ASSETS, net                                                                   34,949                      31,580
OTHER ASSETS AND INVESTMENTS                                                                   24,189                      29,711
                                                                                      ---------------             ---------------

   Total assets                                                                       $       226,084             $       222,756
                                                                                      ===============             ===============


        The accompanying notes are an integral part of these consolidated financial statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES

(amounts in thousands, except share and per share data)

                                                                                                      December 31,
                 LIABILITIES AND STOCKHOLDERS' DEFICIT                                     2002                       2003
                 -------------------------------------                               ----------------            ----------------
                                                                                         (As Restated              (As Restated
                                                                                         See Note 20)              See Note 20)
CURRENT LIABILITIES:
  Accounts payable                                                                    $        18,839             $        15,446
  Accrued expenses and other current liabilities                                               20,122                      15,865
  Deferred revenue                                                                             20,657                      17,565
  Current portion of long-term debt                                                             7,721                       8,477
                                                                                      ---------------             ---------------
   Total current liabilities                                                                   67,339                      57,353

DEFERRED TAX LIABILITIES                                                                        4,100                       4,800
LONG-TERM DEBT                                                                                266,219                     262,925
                                                                                      ---------------             ---------------
   Total liabilities                                                                          337,658                     325,078
                                                                                      ---------------             ---------------

COMMITMENTS AND CONTINGENCIES
15% REDEEMABLE SENIOR PREFERRED STOCK,
     including accrued dividends and accretion of warrant value
     (3,000,000 and 5,508,080 shares outstanding, respectively)
     (Liquidation preference of $138,637)                                                     119,652                    138,636
                                                                                      ---------------            ---------------

STOCKHOLDERS' DEFICIT:
  Common stock, ($.01 par value, 20,000,000 shares authorized;
  2,830,000 shares outstanding in 2002 and 2003)                                                   28                         28
  Additional paid-in capital                                                                    9,133                      9,133
  Due from parent                                                                             (61,805)                   (56,464)
  Accumulated other comprehensive loss                                                         (3,357)                    (1,899)
  Accumulated deficit                                                                        (175,225)                  (191,756)
                                                                                      ---------------            ---------------

   Total stockholders' deficit                                                               (231,226)                  (240,958)
                                                                                      ---------------            ---------------

   Total liabilities and stockholders' deficit                                        $       226,084            $       222,756
                                                                                      ===============            ===============

        The accompanying notes are an integral part of these consolidated financial statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(amounts in thousands)


                                                                         2001                   2002                  2003
                                                                  ------------------     -----------------     ------------------
                                                                    (As Restated           (As Restated          (As Restated
                                                                    See Note 20)           See Note 20)          See Note 20)

REVENUE, net                                                        $       158,480       $       155,055       $       152,110

COST OF GOODS SOLD                                                           40,897                38,647                37,739
                                                                    ---------------       ---------------       ---------------

  Gross profit                                                              117,583               116,408               114,371
                                                                    ---------------       ---------------       ---------------

COSTS AND EXPENSES:
  Sales and marketing                                                        29,478                28,179                28,241
  Distribution, circulation and fulfillment                                  13,699                14,012                14,626
  Editorial                                                                  10,678                10,847                10,365
  General and administrative                                                 20,649                18,654                19,011
  Restructuring costs                                                            --                 4,280                  (516)
  Depreciation                                                                2,011                 1,969                 1,706
  Amortization of intangible assets                                           8,738                 7,252                 9,088
                                                                    ---------------       ---------------       ---------------

  Total operating costs and expenses                                         85,253                85,193                82,521
                                                                    ---------------       ---------------       ---------------

  Income from operations                                                     32,330                31,215                31,850

INTEREST EXPENSE, INCLUDING AMORTIZATION OF
DEFERRED FINANCING COSTS                                                    (32,267)              (28,877)              (28,091)
OTHER INCOME (EXPENSE), net                                                    (634)                  965                  (696)
                                                                    ---------------       ---------------       ---------------

  Income (loss) before income tax provision                                    (571)                3,303                 3,063

INCOME TAX PROVISION                                                            281                 4,201                   612
                                                                    ---------------       ---------------       ---------------

  Net (loss) income                                                 $          (852)      $          (898)      $         2,451
                                                                    ===============       ===============       ===============

        The accompanying notes are an integral part of these consolidated financial statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(amounts in thousands)

                                                                                     Accumulated
                                             Common Stock   Additional      Due          Other
                                             -------------    Paid-In      From      Comprehensive  Accumulated  Total Stockholders'
                                             Shares  Value    Capital     Parent     Income (loss)    Deficit          Deficit
                                             ------  -----  ---------  ----------    ------------  -----------  -------------------
Balance, January  1, 2001 (as restated,
  see Note 20)                                2,830   $ 28   $ 9,133   $ (69,021)    $         9   $ (142,542)  $         (202,393)
     Other comprehensive (loss):
     Net loss (as restated,
       see Note 20)                               -      -         -           -               -         (852)
     Minimum pension liability                    -      -         -           -            (325)           -
        Total comprehensive loss                  -      -         -           -               -            -               (1,177)
     Preferred stock dividends
       (as restated, see Note 20)                 -      -         -           -               -      (14,549)             (14,549)
     Change in due from parent (as restated,
       see Note 20)                               -      -         -       2,247               -            -                2,247
                                             ------  -----  ---------  ----------    ------------  -----------  -------------------
Balance, December 31, 2001 (as restated,
  see Note 20)                                2,830   $ 28   $ 9,133   $ (66,774)    $      (316)  $ (157,943)  $         (215,872)
     Other comprehensive Income (loss):
     Net income (as restated,
       see Note 20)                               -      -         -           -               -         (898)
     Minimum pension liability                    -      -         -           -          (3,041)           -
        Total comprehensive loss                                                                                            (3,939)
     Preferred stock dividends
        (as restated, see Note 20)                -      -         -           -               -      (16,384)             (16,384)
     Change in due from parent (as restated,
        see Note 20)                              -      -         -       4,969               -            -                4,969
                                             ------  -----  ---------  ----------    ------------  -----------  -------------------
Balance, December 31, 2002 (as restated,
  see Note 20)                                2,830   $ 28   $ 9,133   $ (61,805)    $    (3,357)  $ (175,225)  $         (231,226)
                                             ======  =====  =========  ==========    ============  ===========  ===================
     Other comprehensive Income (loss):
     Net income (as restated,
       see Note 20)                               -      -         -           -               -        2,451
     Minimum pension liability                    -      -         -           -           1,458            -
        Total comprehensive income                                                                                           3,909
     Preferred stock dividends
        (as restated, see Note 20)                -      -         -           -               -      (18,982)             (18,982)
     Change in due from parent (as restated,
       see Note 20)                               -      -         -       5,341               -            -                5,341
                                             ------  -----  ---------  ----------    ------------  -----------  -------------------
Balance, December 31, 2003 (as restated,
  see Note 20)                                2,830   $ 28   $ 9,133   $ (56,464)    $    (1,899)  $ (191,756)  $         (240,958)
                                             ======  =====  =========  ==========    ============  ===========  ===================

        The accompanying notes are an integral part of these consolidated financial statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(amounts in thousands)

                                                                             2001                 2002                 2003
                                                                       -----------------    -----------------    -----------------
                                                                         (As Restated         (As Restated         (As Restated
                                                                         See Note 20)         See Note 20)         See Note 20)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                                      $           (852)    $           (898)    $          2,451

Adjustments to reconcile net (loss) income to net cash
used in operating activities:
     Deferred income tax provision                                                    -                4,100                  700
     Depreciation and amortization                                               10,745                9,221               10,794
     Write-off of acquisition costs                                                   -                   49                    -
     Amortization of deferred financing costs                                       120                  181                  180
     Loss on dispositions of property and equipment                                 130                  711                   84
     Amortization of debt discount                                                  345                  396                  451
     Changes in operating assets and liabilities:
             Accounts receivable                                                  2,171                2,194                1,567
             Inventories                                                            486                 (635)              (1,522)
             Prepaid expenses and other assets                                   (2,788)                 349              (11,524)
             Accounts payable                                                    (1,295)               2,752               (3,393)
             Deferred revenue                                                    (1,611)               2,149               (3,092)
             Accrued expenses and other liabilities                              (2,972)              (9,563)              (2,797)
                                                                       -----------------    -----------------    -----------------

                Net cash provided by (used in) operating activities               4,479               11,006               (6,101)
                                                                       -----------------    -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisitions, net of cash acquired                            (6,050)                   -                    -
     Purchase of property and equipment                                          (3,849)              (1,102)                (759)
     Proceeds from disposition of property and equipment                              -                  578                    4
                                                                       -----------------    -----------------    -----------------

                Net cash used in investing activities                            (9,899)                (524)                (755)
                                                                       -----------------    -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit                                      28,000               33,000               34,000
     Repayments of revolving line of credit                                     (28,000)             (33,000)             (29,000)
     Retirement of senior bank debt                                              (4,587)              (6,171)              (7,989)
     Deferred financing fees                                                       (993)                   -                    -
     Proceeds from term loans                                                    10,000                    -                    -
     Due from parent, net                                                         1,530                5,133                5,341
     Due from related party                                                       2,247               (7,316)              (2,048)
                                                                       -----------------    -----------------    -----------------

                Net cash provided by (used in) financing activities               8,197               (8,354)                 304
                                                                       -----------------    -----------------    -----------------

Increase (decrease) in cash and cash equivalents                                  2,777                2,128               (6,552)

CASH AND CASH EQUIVALENTS, beginning of year                                      2,914                5,691                7,819
                                                                       -----------------    -----------------    -----------------

CASH AND CASH EQUIVALENTS, end of year                                 $          5,691     $          7,819     $          1,267
                                                                       =================    =================    =================

        The accompanying notes are an integral part of these consolidated financial statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


1. DESCRIPTION OF BUSINESS

The consolidated financial statements of Weekly Reader Corporation ("WRC") include the accounts of WRC and its subsidiary, Lifetime Learning System, Inc. ("Lifetime Learning"), World Almanac Education Group ("WAE") and its subsidiaries, Funk & Wagnalls Yearbook Corporation and Gareth Stevens, Inc. ("Gareth Stevens"), and American Guidance and its subsidiary, AGS International Sales, Inc. (all are collectively referred to as "Weekly Reader" or the "Company"). At December 31, 2002 and 2003, WRC Media Inc. (the "Parent") owns 94.9% and PRIMEDIA, Inc. owns 5.1% of the common stock of Weekly Reader. On May 9, 2001 American Guidance acquired through a subsidiary all of the operating assets of Lindy Enterprises, Inc. ("Lindy") for approximately $6,050. The transaction was accounted for as an asset purchase. Lindy develops curriculum-based skills assessment and test preparation products that correlate to national and state curriculum.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Actual results could differ from these estimates. Significant accounting estimates used include estimates for sales returns and allowances, bad debts, the carrying value of goodwill, intangible assets, the realizability of deferred tax assets depreciation and amortization.

Inventories

Inventories, including paper, are valued at the lower of cost or market on a first-in, first-out ("FIFO") basis. The Company periodically evaluates the realizability of inventories and adjusts the carrying value as necessary.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Improvements are capitalized while maintenance and repairs are expensed as incurred.

Deferred Financing Fees

Deferred financing fees are related to direct costs paid by the Company in connection with the financing of the Lindy acquisition (see Note 1 above). These costs were deferred and are being amortized on a straight-line basis over the term of the related debt. Amortization of deferred financing costs charged to operations for the years ended December 31, 2001, 2002 and 2003 were $120, $181 and $180, respectively.

Revenue Recognition

Subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription. Sales of books, tests and other items are generally recognized as revenue upon shipment, net of an allowance for returns. Advertising revenues are recognized as income on the issue date, net of provisions for rebates, adjustments and discounts. Revenues on sales of books to certain distributors are recognized when the Company's products are sold by them to their customers, net of an allowance for returns. Consigned inventory associated with sales to distributors is not significant at December 31, 2002 and 2003.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables." The issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF 00-21 also supersedes certain guidance set forth in Staff Accounting Bulletin Number 101 (SAB 101), "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The adoption of EITF 00-21 did not have a material impact on the Company's consolidated financial statements.

For contracts with multiple obligations (e.g., deliverable and undeliverable products, and other post contract support), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, or for products not yet being sold separately, the price established by management for the item when it will be sold separately. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met.

Licensing revenue is recorded in accordance with royalty agreements at the time licensed materials are available to the licensee and collections are reasonably assured.

Revenue is recognized for periodical subscriptions when the issue is shipped and available to the subscribers.

Comprehensive Loss

SFAS 130 "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The components of other comprehensive loss consist primarily of minimum pension liability adjustments.

Prepublication and Direct-Response Advertising Costs

Marketing, selling, distribution, editorial, and other general and administrative expenses are generally expensed as incurred. Certain editorial costs relating to the American Guidance product lines are deferred and amortized using both straight-line and accelerated methods over periods ranging from three to ten years. Capitalized editorial costs are recorded as other assets. As of December 31, 2002 and 2003, other assets and investments in the accompanying consolidated balance sheets, include prepublication costs (net of accumulated amortization) of $19,119 and $22,215, respectively. Accumulated amortization of prepublication costs at December 31, 2002 and 2003 was $9,378 and $15,098, respectively. Amortization of prepublication costs, which is included in depreciation and amortization in the accompanying consolidated statements of operations, was $2,662, $3,882 and $5,720 for the years ended December 31, 2001, 2002 and 2003, respectively.

Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogs and subscription promotions. These direct-response advertising costs are capitalized and amortized over the estimated period of future benefit using a ratio of current period revenues to total current and estimated future period revenues. The amortization periods range from ten months to thirty months subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and selling expenses in the accompanying consolidated statements of operations. As of December 31, 2002 and 2003, other assets and investments on the accompanying balance sheet, include direct-response advertising costs, (net of amortization) of $4,319 and $5,761, respectively. Accumulated amortization of direct-response advertising costs at December 31, 2002 and 2003 was $3,641 and $8,219, respectively. Amortization of direct-response advertising costs, which is included in marketing and selling on the accompanying consolidated statements of operations, was $8,945, $7,430 and $6,606 for the years ended December 31, 2001, 2002 and 2003, respectively.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)

Capitalized Software Costs

The Company capitalizes software development costs under the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). The Company capitalizes the costs of acquiring, developing and testing software to meet the Company's internal needs. Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Software development costs are amortized using a straight-line method over a five-year period.

Goodwill and Indefinite Lived Intangibles

Goodwill represents the excess of the purchase price of companies acquired over the fair value of their net assets at the acquisition date. On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and intangible assets deemed to have indefinite lived intangible assets (primarily trademarks) are no longer amortized but are subject to annual impairment tests. Upon adoption of SFAS 142, the Company ceased amortizing goodwill and indefinite lived intangible assets.

The Company tests goodwill for impairment, at least annually, and uses a fair value approach at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and reviewed regularly by management. Assets and liabilities of the Company have been assigned to the reporting units to the extent that they are employed in or are a liability related to the operations of the reporting unit and were considered in determining the fair value of the reporting unit. Indefinite lived intangible assets are also tested at least annually for impairment using a fair value approach.

Long-Lived Assets

Long-lived assets of the Company, including amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. When such events or changes in circumstances occur, the Company tests for impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, the Company would recognize an impairment loss. The amount of the impairment loss will be determined by comparing the carrying value of the long-lived asset to the present value of the net future operating cash flows to be generated by the asset.

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

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


Income Taxes

The Company and its subsidiaries file their Federal income taxes as members of the Parent's consolidated return and file their state and local income taxes on either a separate basis or a combined basis in various jurisdictions. Income taxes are presented in accordance with SFAS 109, "Accounting for Income Taxes", using the asset and liability approach. Deferred taxes reflect the tax consequences in future years of differences between the financial reporting and tax bases of assets and liabilities (see Note 12). A valuation is required to offset any net deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

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

The carrying values of the Company's Senior Bank Credit Facilities are assumed to approximate the market value due to the variable interest rates on these instruments. The estimated fair values of other financial instruments as of December 31, 2003 are as follows:

                                            Fair Value           Carrying Amount          Face Value
                                            ----------           ---------------          ----------
12 3/4 % Senior Subordinated Notes           $149,720               $147,724               $152,000


The carrying value of the Company's 15% Senior Preferred Stock approximates its fair value at December 31, 2003. The fair value at December 31, 2003 of the Company's outstanding interest rate cap agreement was de-minimus (Note 13).

Derivative Financial Instruments

Derivative financial instruments are held for purposes other than trading. The Company uses derivative financial instruments to reduce its exposure to interest rate volatility. All derivative instruments are recorded at fair value. For those instruments that do not qualify for hedge accounting, changes in fair value are recognized in income.

Cash and Cash Equivalents

Management considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


Recent Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard was effective for the Company beginning January 1, 2003. The adoption of SFAS 143 did not have any impact on the Company's consolidated financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that is the primary beneficiary of the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The adoption of FIN 46R will not have an impact on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This statement is generally effective for contracts entered into or modified after June 30, 2003 and its adoption did not have a significant impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the Company at the beginning of the first interim period beginning after December 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of this statement will require the Company to reclassify its 15% Senior Preferred Stock from the mezzanine section of the balance sheet to long-term liabilities. Future dividends payments for the Senior Preferred Stock will be recorded as interest expense in the Consolidated Statement of Operations. The adoption of this statement did not result in any adjustment to the book value of its Senior Preferred Stock as of January 1, 2004 as book value approximated fair value at January 1, 2004.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employer's Disclosures about Pensions and Other Post-retirement Benefits, an amendment of FASB Statements No. 87, 88 and 106." It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The majority of the provisions of this statement apply to financial statements issued for fiscal years ending after December 15, 2003. The Company adopted such disclosure provisions.

Segment Information

The Company has three reporting segments: Weekly Reader, World Almanac, and American Guidance Service ("AGS"). This classification reflects the nature of the Company's organizational structure by which the chief operating decision-maker reviews and assesses the operating performance of the reporting segment and allocates corporate resources.

     o Weekly Reader is a publisher of classroom periodicals, grade-specific workbooks and custom publisher of instructional materials paid for by various sponsors.
     o World Almanac publishes print reference materials sold into the trade channel; publishes nonfiction and fiction children's books under three imprints for K-12 students; publishes print and electronic reference materials sold into the library channel; and distributes third-party books targeted for K-12 students through its catalogs.
     o AGS is a publisher of testing and assessment products and supplemental instructional materials. AGS products are sold into the school channel. Testing and assessment products are primarily for K-12 students and supplemental instructional materials are primarily for low-performing students in middle and secondary schools.

Information regarding the operations of the Company's reporting segments is set forth below. Parent Company expenses and assets not allocated to reporting segments are included in Corporate. Weekly Reader Corporation evaluates performance based on several factors, of which the primary financial measure is operating income (loss).


                                                             Weekly      World
                                                             Reader     Almanac       AGS      Corporate    Eliminations     Total
                                                             ------     -------    ---------   ---------    ------------     -----
2003
-------------------------------------------
Net Revenue                                                  46,269      49,189      56,652            -            -      152,110
Income from operations                                        9,002       7,360      14,225        1,263            -       31,850
Depreciation and amortization                                   702       2,264       7,781           47            -       10,794
Restructuring and other non-recurring items                       -          21         (41)        (496)           -         (516)
Assets                                                       57,282      99,116     183,183      (23,126)     (93,699)     222,756
Capital expenditures                                            273         141         335           10                       759

2002
-------------------------------------------
Net Revenue                                                  44,794      52,385      57,876            -            -      155,055
Income from operations                                        9,127      11,138      14,032       (3,082)           -       31,215
Depreciation and amortization                                   848       1,622       6,661           90            -        9,221
Restructuring and other non-recurring items                     214         691         496        2,879                     4,280
Assets                                                       60,350      92,916     166,842      (18,697)     (75,327)     226,084
Capital expenditures                                            456         184         440           22                     1,102

2001
-------------------------------------------
Net Revenue                                                  46,353      55,303      56,824            -            -      158,480
Income from operations                                        8,593      12,312      12,579       (1,154)           -       32,330
Depreciation and amortization                                 1,375       1,873       7,453           44            -       10,745
Assets                                                       55,757      82,442     158,184       (9,431)     (57,802)     229,150
Capital expenditures                                            156       2,053         884          756            -        3,849


3. ACQUISITIONS

On May 9, 2001, the Company acquired the assets of Lindy. Lindy develops a curriculum-based skills assessment and test preparation product that correlates to national and state curriculum. The Lindy acquisition was made to expand and enhance the current AGS offering of state specific test preparation materials; using the Lindy software engine, individual state tests could be marketed to those states with specific testing programs. In addition, the Lindy software engine is to be utilized to adapt the current American Guidance Service ("AGS") product lines for electronic versions and product extensions. This allows current AGS content to be leveraged through the use of electronic delivery. The total cost of the acquisition of Lindy was $6,050 in cash and was allocated to the assets acquired based on their estimated fair values as follows-


       Property and equipment                             $       80
       Software technology                                     6,420
       Goodwill                                                   50
       Assumed liabilities                                      (500)
                                                          ----------
                                                          $    6,050
                                                          ==========

The results of operations of Lindy have been reflected in the Company's consolidated results of operations from its date of acquisition, May 9, 2001. Pro forma results of operations for Lindy have not been presented as they are not material to the consolidated results of operations of the Company.

4.     ACCOUNTS RECEIVABLE,

Accounts receivable at December 31, 2002 and 2003 are as follows:

                                                      2002          2003
                                                  -----------   -----------

       Accounts receivable                        $  25,485       $ 23,059
       Less:
          Allowance for doubtful accounts            (1,389)        (1,410)
          Allowance for sales returns                (1,649)          (769)
                                                  ---------       --------
                                                  $  22,447       $ 20,880
                                                  =========       ========

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


5.     INVENTORIES

Inventories at December 31, 2002 and 2003 are as follows:

                                                           2002          2003
                                                         -------       --------

Finished goods                                           $ 14,272      $ 15,853
Raw materials                                                  96            37
                                                         --------      --------
                                                         $ 14,368      $ 15,890
                                                         ========      ========

6.     PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and 2003 are as follows:

                                                                            Range of
                                                                             Lives
                                                                             (Years)       2002        2003
                                                                            ---------  ---------   ---------

       Machinery, equipment and other                                        3-10      $   7,523   $   7,571
       Furniture and fixtures                                                5-10          3,666       3,441
       Leasehold improvements                                                3-15          2,731       2,875
       Internal use software                                                  5            2,209       2,325
                                                                                       ---------   ---------
                                                                                          16,129      16,212
       Less- accumulated depreciation and amortization                                   (10,430)    (11,547)
                                                                                       ---------   ---------
                                                                                       $   5,699   $   4,665
                                                                                       =========   =========

Depreciation expense was $2,011, $1,969 and $1,706 for the years ended December 31, 2001, 2002 and 2003, respectively.

7.     GOODWILL

On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets." WRC completed the transitional impairment tests on its goodwill and indefinite lived intangibles during the second quarter ended June 30, 2002. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of," utilized an undiscounted cash flow approach for the impairment assessment, while SFAS 142 utilizes a fair value approach. WRC has three reporting units with goodwill. Goodwill was tested for impairment at the reporting unit level. The Company's measurement of fair value was based on an evaluation of future discounted cash flows. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow evaluation considered several earnings scenarios and the likelihood of possible outcomes. Collectively, this evaluation was management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that corresponds to the Company's weighted-average cost of capital. This discount rate range assumed was consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the WRC Media's reporting units.

Certain other key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including prepublication costs, are based on estimates related to the Company's strategic initiatives and current market conditions. Such assumptions also are consistent with those utilized in the Company's annual planning process. The Company's transition analysis indicated that there was no impairment of goodwill and indefinite lived intangible assets as of January 1, 2002. WRC is required to perform impairment tests on an annual basis, or between yearly tests under certain circumstances for goodwill and indefinite lived intangibles.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


WRC performed its annual impairment tests during the fourth quarters of 2002 and 2003. No impairment of goodwill and indefinite lived intangibles was required. There were no changes in the carrying value of the Company's goodwill and indefinite lived intangibles during the years ended December 31, 2002 and 2003.

                                                   December 31,  December 31,
                                                       2002          2003
                                                   -----------   ------------

Goodwill                                           $   101,978   $   101,978
Long Lived Assets - Trademarks and Copyrights           15,675        15,675
                                                   -----------   -----------
                                                   $   117,653   $   117,653
                                                   ===========   ===========

WRC recorded non-cash deferred income tax expense of approximately $3,500 on January 1, 2002, for taxable temporary differences that will not reverse prior to expiration of the Company's net operating loss carryforward periods. The non-cash charge of $3,500 on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with WRC's net operating losses. Historically, WRC did not need a valuation allowance for the portion of its net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and indefinite lived assets since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by WRC's net operating loss carryforwards. While book amortization of tax-deductible goodwill, trademarks and copyrights ceased on January 1, 2002, WRC will continue to amortize these assets for tax purposes. As a result, WRC will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of WRC's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, WRC recorded an additional $600 and $700 to increase the deferred tax liabilities for the years ended December 31, 2002 and 2003, respectively. The Company expects that it will record an additional $640 to increase the deferred tax liabilities during 2004.

The following information presents the Company's pro forma net loss as if SFAS 142 had been applicable to all periods presented:

                                                 Year Ended December 31,
(in thousands)                            2001            2002           2003
                                      ---------        ---------      --------
Reported net income (loss)            $    (852)       $    (898)     $  2,451
     Addback:
       Goodwill amortization              2,904                -             -
       Amortization of trademarks
         and copyrights                     414                -             -
       Deferred Income Tax Expense         (600)           3,500             -
                                      ---------        ---------      --------
Adjusted net income                   $   1,866        $   2,602      $  2,451
                                      =========        =========      ========

8.     OTHER INTANGIBLE ASSETS

                                              -----------------------------------------    -------------------------------------
                                                         December 31, 2002                           December 31, 2003
                                              -----------------------------------------    -------------------------------------
                                                            Accumulated                                Accumulated
                              Useful Lives       Gross     Amortization          Net        Gross      Amortization      Net
                              ------------    ---------   ----------------    ---------    ---------   -------------   ---------

Customer Lists                6-15 yrs        $    318    $          (122)    $    196     $    318    $       (161)   $    157
Copyrights                    10-20 yrs         19,936             (3,711)      16,225       19,936          (4,901)     15,035
Software                      3 yrs              6,420             (3,567)       2,853        6,420          (5,707)        713
                                              ---------   ----------------    ---------    ---------   -------------   ---------
                   Total:                     $ 26,674    $        (7,400)    $ 19,274     $ 26,674    $    (10,769)   $ 15,905
                                              =========   ================    =========    =========   =============   =========

For trademarks and copyrights not subject to amortization, which are included in other intangible assets, the total carrying amount at December 31, 2002 and 2003 was $15,675.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


Amortization of intangibles for the years ended December 31, 2001, 2002 and 2003 was $3,170, $3,370 and $3,369, respectively, and is included in amortization of goodwill and intangible assets on the consolidated statements of operations.

The estimated amortization expense for intangible assets subject to amortization for the next five years is as follows:

       2004.....................................       $   1,943
       2005.....................................           1,225
       2006.....................................           1,184
       2007.....................................           1,181
       2008.....................................           1,144
       Thereafter...............................       $   9,228

9.     OTHER ASSETS AND INVESTMENTS

Other assets and investments at December 31, 2002 and 2003 are as follows:

                                                   2002              2003
                                                ---------         ---------

Pre-publication costs, net                      $  19,119         $  22,215
Direct response advertising costs, net              4,319             5,761
Other                                                 751             1,735
                                                ----------        ---------
                                                $  24,189         $  29,711
                                                =========         =========

10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2002 and 2003 are as follows:

                                                                                2002               2003
                                                                            ----------         ------------
       Rabbi Trust (Note 16)                                                $     1,403        $      1,006
       Payroll and related employee benefits                                      4,818               5,784
       Pension liability (Note 15)                                                5,056               3,988
       Accrued restructuring costs (Note 11)                                      2,771               1,008
       Royalties                                                                  1,397               1,222
       Management fees due to principal shareholder of WRC Media                    800                 500
       Accrued interest                                                           1,447                 691
       Taxes payable, other than income                                             507                 312
       Other                                                                      1,923               1,354
                                                                            -----------        ------------
                                                                            $    20,122        $     15,865
                                                                            ===========        ============


11. RESTRUCTURING AND OTHER NON-RECURRING EXPENSES

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan. SFAS 146 establishes that fair value is the objective for initial measurement of the liability. The Company adopted SFAS 146 in December 2002.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


In January 2002, the Company's Board of Directors approved a restructuring plan (the "2002 Plan of Restructuring") and accordingly, the Company incurred charges for restructuring, asset write-downs and other exit costs totaling approximately $4,300.

The 2002 Plan of Restructuring included integration and cost reduction initiatives comprised of closure of facilities and reduction in work force.

Pursuant to the 2002 Plan of Restructuring, 51 positions were eliminated throughout the Weekly Reader Corporation. Severance and other benefit costs of approximately $1,600 relate to the reduction of these employees from the workforce. This workforce reduction involved each of the three operating units of WRC. Most of the workforce reductions represented administrative and back office related employees. The workforce reductions were completed by December 31, 2002.

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

Components of the Company's restructuring plans and other non-recurring expenses, including the plans initiated in 2002, are shown in the following table for 2002:

                                                                   Balance at                       Amounts       Balance at
                                                                 January 1, 2002       Charges       Paid      December 31, 2002
                                                                 --------------      ---------    ---------    -----------------
Severance and other benefits                                     $         --        $ 1,630      $  (981)        $   649
Lease terminations                                                         --          2,162          (40)          2,122
Asset write-downs                                                          --            488         (488)             --
                                                                 --------------      -------      -------         -------
Total                                                            $         --        $ 4,280      $(1,509)        $ 2,771
                                                                 ==============      =======      =======         =======

During the year ended December 31, 2003, the Company reviewed its restructuring reserve established in 2002 and reduced the reserve by $516. The adjustment primarily resulted from a decrease of $514 resulting from updating the assumptions used in determining the fair value of the remaining lease obligations associated with facilities vacated during 2002.

Components of the Company's 2002 restructuring plan are shown in the following table for 2003:

                                          Balance at                               Amounts            Balance at
                                      December 31, 2002         Charges             Paid          December 31, 2003
                                      -----------------        ---------          --------        -----------------
Severance and other benefits            $        649           $      (2)         $   (627)            $       20
Lease terminations                             2,122                (514)             (620)                   988
                                        ------------           ---------          --------             ----------
Total                                   $      2,771           $    (516)         $ (1,247)            $    1,008
                                        ============           =========          ========             ==========


The restructuring reserve totaling approximately $1,008 at December 31, 2003 is expected to be paid as follows: $205 for the year ending December 31, 2004, 2005 and beyond - $803. These charges are included in accrued expenses and other current liabilities in the consolidated balance sheets.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


12. INCOME TAXES

At December 31, 2003, the Company had available net operating loss carryforwards
(NOLs) of approximately $95,241. No tax benefit has been reflected in the accompanying financial statements as the utilization of the operating loss carryforwards is not considered more likely than not. Accordingly, this amount has been fully offset by a valuation allowance.

The NOLs are scheduled to expire in the following years:

                                      Amount
                                   -----------
                    2019           $     2,236
                    2020                39,955
                    2021                17,552
                    2022                20,830
                    2023                14,668
                                   -----------
                                   $    95,241
                                   ===========

In 2001, 2002 and 2003, the Company recorded income tax expense of $281, $101, and $(88), respectively, related to a provision for current state and local taxes.

The Company's provision for income tax differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% primarily due to state and local taxes and changes in valuation allowances.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred income tax assets are as follows:

                                                                                 2002                2003
                                                                              ----------          ----------
         Deferred tax assets
             Accrued liabilities                                               $  2,025            $    821
             Other                                                                4,582               3,935
                                                                              ----------          ----------
                   Total current deferred tax assets                              6,607               4,756
             Difference between book and tax basis of indefinite lived
             intangibles                                                          2,857               2,353
         Difference between book and tax basis of other intangibles              18,420              17,822
         Net operating loss carryforward                                         30,488              36,788

         Other                                                                    2,084               1,616
                                                                              ----------          ----------
                   Total non-current deferred tax assets                         53,849              58,579


                         Total deferred tax assets                               60,456              63,335

         Deferred tax liabilities
             Difference between book and tax basis of indefinite lived
             intangibles                                                       $ (4,100)           $ (4,800)
             Differences between book and tax basis of circulation
             expenditures                                                          (599)             (1,169)

             Difference between book and tax resulting from the book
             restatement of income                                               (2,354)             (2,777)
                                                                              ----------          ----------

                         Total deferred tax liabilities                          (7,053)             (8,746)

              Total net deferred tax assets                                       53,403             54,589
                                                                              ----------          ----------


         Less: Valuation allowance                                              (57,503)            (59,389)
                                                                              ----------          ----------
         Net                                                                   $ (4,100)           $ (4,800)
                                                                              ==========          ==========

Management has determined that the Company is not likely to realize the income tax benefit of its net deferred tax assets. To the extent the Company generates income in future years, the tax provision will reflect the realization of such benefits, with the exception of benefits attributable to acquired deferred tax assets. The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

As a result of the adoption of SFAS 142 in 2002, the Company continues to record a valuation allowance in excess of its net deferred tax assets, to the extent the difference between the book and tax basis of indefinite lived intangible assets is not expected to reverse during the net operating loss carryforward period. The Company recorded non-cash deferred income tax expense of approximately $3,500 on January 1, 2002 related to the adoption of SFAS 142.

With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite lived intangibles but continues to amortize these intangibles for tax purposes. In 2002 and 2003, the Company recorded additional non-cash deferred income tax expenses of $600 and $700, respectively, related to the increase in its net deferred tax liability for the tax effect on the net increase in the difference between the book and tax basis in the indefinite lived intangible assets.

13. LONG-TERM DEBT

In connection with the recapitalization and merger of the Company during November, 1999, the Parent, the Company and CompassLearning, a wholly-owned subsidiary of the Parent, entered into the Senior Subordinated Note and Senior Bank Credit Facility. Since each Company is jointly and severally liable for the borrowing, they are considered to be obligated. Accordingly, the debt and related interest expense is reflected in the financial statements of each entity. For the Company, a corresponding entry in the balance sheet has been recorded as Due from Parent.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


In May 2001, the Company acquired the assets of Lindy. In connection with this acquisition, the Senior Bank Credit Facility was amended and restated to include an additional term A loan commitment in the amount of $10,000. In addition, certain other terms and conditions were amended.

At December 31 2002 and 2003, long-term debt consisted of the following:

                                         2002                                             2003
                   ----------------------------------------------     -------------------------------------------------
                   Unamortized   Principal   Carrying      Face       Unamortized   Principal                  Carrying
Debt Instrument    Face Value    Discount    Payments     Value       Value        Discount      Payments        Value
--------------     -----------   ---------   ---------   ---------   -----------   ----------   ---------     ---------
Senior Bank-
Term A (b)         $  25,188     $       -   $   5,038   $  20,150   $  20,150      $     -     $ 6,618       $   13,532

Senior Bank-
Term B (b)            97,750             -       1,000      96,750      96,750            -       1,216           95,534
Senior Bank- New
Term A (b)             9,900             -         133       9,767       9,767            -         155            9,612
Revolving Credit
(b)                        -             -           -           -       5,000            -           -            5,000
Senior
Subordinated
Notes (a)            152,000         4,727           -     147,273     152,000        4,276           -          147,724
                   ---------   -----------   ---------   ---------   ---------     --------     -------       ----------
Total debt           284,838         4,727       6,171     273,940     283,667        4,276       7,989          271,402
Less-  current
portion                7,721             -           -       7,721       8,477            -           -            8,477
                   ---------   -----------   ---------   ---------   ---------     --------     -------       ----------
Long-term debt     $ 277,117   $     4,727   $   6,171   $ 266,219   $ 275,190     $  4,276     $ 7,989       $  262,925
                   =========   ===========   =========   =========   =========     ========     =======       ==========


(a) In connection with the recapitalization of the Company in 1999, the Company, CompassLearning, Inc. and the Parent were all co-issuers of 152,000 units consisting of $152,000 in aggregate principal amount of 12 3/4% Senior Subordinated Notes (the Notes) due 2009 and 205,656 shares of common stock. Interest on the Notes is payable semi-annually, on May 15 and November 15. During the years ended December 31, 2001, 2002 and 2003 $19,380 of interest was paid on the Notes.

     Based upon an independent valuation, $148,289 was allocated to the value of the Notes while $3,711 was the value ascribed to the common stock. The Notes were issued net of a $5,807 discount, which is being accreted through maturity using the effective interest method.

     On or after November 15, 2004, the Company may redeem the Notes at a redemption price of 106.375% of the principal amount, plus accrued interest thereon decreasing annually to 100% in 2007 and thereafter.

     The Notes are unconditionally guaranteed by the restricted subsidiaries of the Parent (Weekly Reader, CompassLearning and ChildU), as defined in the Credit Agreement, as amended.

(b) The Senior Bank Credit Facilities are comprised of the $30,000 revolving credit facility maturing in 2005, the $31,000 term loan A facility maturing in 2005, the $100,000 term loan B facility maturing in 2006 and the $10,000 new term loan A facility maturing in 2006. During 2000, the Company applied for and received an annually renewable stand-by letter of credit in the amount of $2,000 in connection with a real estate lease entered into by the Parent. While this letter of credit is in effect, the Company's available borrowing under the revolving credit facility is reduced by $2,000. As of December 31, 2003 there had been no drawings against this letter of credit. As of December 31, 2003 and 2002, the revolving credit facility balance was $5,000 and $0, respectively. The term loan A facility, the term loan B facility and the new term loan A facility amortize in quarterly installments.

Loans under the Senior Bank Credit Facilities bear interest at a rate per annum equal to:

1. For the revolving credit facility and the term loan A facility, the LIBO rate as defined in the credit agreement, plus 3.375% or the alternate base rate as defined in the credit agreement, plus 2.375% (subject to performance-based step downs). As of December 31, 2002 and 2003, term loan A loans outstanding had interest rates that ranged from 4.99% to 5.15% and from 4.57% to 6.38%, respectively.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


2. For the term loan B facility and the new term loan A facility, the LIBO rate plus 4.00% or the alternate base rate plus 3.00%. As of December 31, 2002 and 2003, term loan B loans outstanding had interest rates that ranged from 5.40% to 5.84% and from 5.19% to 7.00%, respectively. As of December 31, 2002 and 2003, the new term loan A loans outstanding has interest rates that ranged from 5.40% to 5.83% and from 5.19% to 7.00%, respectively.

     In addition to paying interest on outstanding loans under the senior bank credit facilities, the Company is required to pay a commitment fee to the lenders associated with the revolving credit facility in respect of the unused commitments there under at a rate of 0.5% per annum (subject to performance-based step downs). Commitment fees paid for unused revolver commitments for the year ended December 31, 2001, 2002 and 2003 were approximately $92, $97 and $81, respectively.

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

In 2003, the Company made an additional payment of $282 on the principal of all Senior Bank Credit Facilities allocated on a pro-rata basis related to the 2002 excess cash flow calculation.

The Senior Bank Credit Facilities and the Senior Subordinated Notes provide for certain restrictions, including restrictions on asset sales, dividend payments, additional indebtedness payments for restricted investments. In addition, Senior Bank Credit Facilities provide for the maintenance of certain financial covenants, including a limit on the consolidated leverage ratios and maintenance of minimum fixed charged coverage ratios.

Each ratio became more stringent periodically during the fiscal year ended December 31, 2003 and March 31, 2004. With respect to the fourth quarter ended December 31, 2003, the Company was required to have a leverage ratio no greater than 5.00:1.0 and a fixed charge coverage ratio no less than 1.10:1.0 and thereafter beginning with the quarter ending March 31, 2004, the Company was required to have a leverage ratio no greater than 4.00:1.0 and a fixed charge ratio no less than 1.50:1.0. The Company is not in compliance with these covenants as of December 31, 2003. The Company reached an agreement with its senior lenders under which they would continue to make available to the Company additional borrowings under the Company's revolving credit facility through March 31, 2004. Under the agreement, the lenders waived through March 31, 2004 WRC Media's failure to comply with certain financial covenants as of December 31, 2003, and WRC Media agreed to limit borrowings, including currently outstanding borrowings and letters of credit, under its revolving credit facility to $26,000 out of the $30,000 facility. On March 29, 2004 the Company amended its existing Credit Agreement ("First-Lien Facility") and entered into a $145,000 Second Priority Senior Credit Facility (the "Second-Lien Facility"). The Company used the proceeds of the financing to refinance in full all term loans outstanding under the Company's First-Lien Facility, to pay fees and expenses related to the Second-Lien Facility and for general corporate purposes of the Company. See Note 22 for additional information.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


Maturities of long-term debt, including unamortized discount and, after consideration of the refinancing discussed in Note 22, are as follows:

       2004                                $     13,477
       2005                                      27,668
       2006                                      82,533
       2007                                           -
       2008                                           -
       Thereafter                               152,000
                                           ------------
                           Total           $    275,678
                                           ============

Pursuant to the terms of the Amended and Restated Credit Agreement, the Company is required to enter into and maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount equal to at least 50% of the aggregate principal amount of the senior secured term loans. On November 15, 2001, the Company entered into a one-year interest cap agreement with a notional principal amount of $67,142 which caps the LIBOR based rate, as defined, on this loan at 3.0%. This interest rate cap agreement expired on November 15, 2002. On November 15, 2002, the Company entered into a six-month and one-year interest rate cap agreement with a notional principal amount of $50,000 and $14,800, respectively, which caps the LIBOR based rate, as defined, on those loans at 2.5%. This interest rate cap agreement expired on November 15, 2003. These interest rate protection agreements did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. On November 15, 2003, the Company entered into a new one-year interest rate cap agreement with a notional principal amount of $61,000, with substantially the same terms as the 2002 agreements. The fair value of the new interest rate cap at December 31, 2003 was de-minimus.

14.    PREFERRED STOCK

15% Senior Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock in series and to designate accordingly the dividend, voting, conversion, redemption and liquidations rights for each series. The Company has issued its Parent 3,000,000 shares of 15% Preferred Stock due in 2011. The Preferred stock has an aggregate liquidation preference of $25.00 per share. The Parent holds all of the 3,000,000 shares of preferred stock outstanding and is entitled to receive dividends at 15% per annum, subject to adjustment under certain conditions. During the years ended December 31, 2001, 2002 and 2003, accrued preferred stock dividends amounted to $14,549, $16,384 and $18,982, respectively, and are payable in additional shares of preferred stock. Such accrued dividends reflect penalty dividends of 0.5% for periods prior to November 17, 2001. The Company believes that no penalty dividend is due for subsequent periods. The preferred shareholders may disagree with the Company's conclusion. The Company may redeem the preferred stock, including unpaid dividends, prior to November 17, 2002 or after November 17, 2004, subject to certain conditions.

In connection with the issuance of WRC Media Inc.'s 15% Senior Preferred Stock in 1999, the Company issued to the senior preferred stockholders, Preferred Stock Warrants, which entitle the senior preferred stockholders to acquire 422,784 shares of Weekly Reader common stock. These warrants entitle the holders to acquire 13% of common stock of Weekly Reader at an exercise price of $0.01 per share and contain a cashless exercise provision. The warrants were immediately exercisable and expire on November 17, 2011.

15.    RELATED PARTY TRANSACTIONS

Management Agreements

In connection with the acquisition of Weekly Reader, the Company entered into a management agreement with the principal shareholder of WRC Media Inc.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


In accordance with Weekly Reader's management agreement, the shareholder provides Weekly Reader management consulting and financial advisory services. As a result of Weekly Reader's management agreement, Weekly Reader reimburses the shareholder for reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services and, beginning in the first quarter of 2001, began paying the shareholder annual aggregate management fees for services to Weekly Reader of $800. The agreement has no stated term, but can be terminated by the shareholder upon five days notice. During the years ended December 31, 2001, 2002 and 2003, the Company recognized expenses for such management fees in each year of $800. At December 31, 2002 and 2003, other accrued liabilities include approximately $800 and $500 of accrued management fees, respectively.

16.    RETIREMENT PLANS

Substantially all of the Company's employees are eligible to participate in a defined contribution plan of the Parent. Pursuant to the provisions of the Plan, the Company is obligated to match 33% of the employee's contribution to the Plan up to the first 6% of the employee's compensation. The expense recognized by the Company for the plan during the years ended December 31, 2001, 2002 and 2003, was $899, $977 and $991, respectively.

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

The net pension expense for the American Guidance Plan and the reconciliation of the funded status of the Plan at December 31, 2002 and 2003 and the accrued obligation in the consolidated balance sheets are as follows:

                                                                        2002              2003
                                                                     ---------         ----------
       Change in benefit obligation:
         Projected benefit obligation, beginning of year             $   11,947        $  14,379
              Service cost                                                  742              916
              Interest cost                                                 819              883
              Actuarial loss                                              1,332             (109)
              Benefits paid                                                (461)            (570)
                                                                     ----------        ---------
         Projected benefit obligation, end of year                   $   14,379        $  15,499
                                                                     ==========        =========

       Change in plan assets:
         Fair value of plan assets, beginning of year                $    7,903        $   7,269
              Actual return on plan assets                               (1,284)           1,928
              Employer contributions                                      1,111            1,029
              Benefits paid                                                (461)            (570)
                                                                     ----------        ---------
         Fair value of plan assets, end of year                      $    7,269        $   9,656
                                                                     ==========        =========

       Funded status at December 31,
         Plan assets less than benefit obligation                    $   (7,110)       $  (5,842)
         Unrecognized actuarial loss                                      5,411            3,754
                                                                     ----------        ---------
              Accrued pension cost                                   $   (1,699)       $  (2,088)
                                                                     ==========        =========

       Amounts recognized in consolidated balance sheet:
          Accrued benefit liability                                  $   (5,056)       $  (3,988)
          Accumulated other comprehensive income                          3,357            1,899
                                                                     ----------        ---------
                                                                     $   (1,699)       $  (2,088)
                                                                     ==========        =========

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


                                                                        2002             2003
                                                                     ---------         ----------
       Components of net periodic benefit cost:
         Service cost                                                $      742        $     916
         Interest cost                                                      819              883
         Expected return on plan assets                                    (749)            (675)
         Amortization of unrecognized net actuarial loss                     70              294
                                                                     ----------        ---------
       Net periodic benefit cost                                     $      882        $   1,418
                                                                     ==========        =========

       Accumulated benefit obligation and fair value of assets:
         Accumulated benefit obligation                              $  (12,325)       $ (13,644)
         Fair value of assets                                        $    7,269        $   9,656

       Weighted-average assumptions as of end of year
       Discount rate                                                     6.25%            6.25%
       Expected return on plan assets                                    9.0%             9.0%
       Rate of compensation increase                                     4.5%             3.5%

The Company developed the expected long-term rate of return on assets assumption by considering the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with other asset classes in which the portfolio is invested and the expectation for future returns on each asset class. The expected return for each asset class was the weighted based on the aggregate target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The Company reviews the expected rate of return on an annual basis and revises it as appropriate.

The American Guidance Plan investment objective is a heavily weighted equity portfolio with an emphasis on long-term growth. Assets held include high-quality, well-capitalized stocks of established companies and were allocated 83% to equity securities and 17% to fixed income securities in 2002 and 87% to equity securities and 13% to fixed income securities in 2003:

                                                      2002              2003
                                                     -----             ------
       Asset Category
         Equity Securities                            83.0%             87.0%
         Debt Securities                              14.0%             11.0%
         Other                                         3.0%              2.0%
                                                     -----             -----
       Total                                         100.0%            100.0%
                                                     =====             =====

The Company expects to contribute $2,254 to the American Guidance Plan in 2004.

The following benefit payments, which reflect future service, as appropriate, are expected to be paid by the American Guidance Plan during the next five years:

Pension Benefits

2004..................................    $     613
2005..................................          635
2006..................................          655
2007..................................          659
2008..................................          707

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


A minimum pension liability adjustment is required when the actuarial present value of the accumulated plan benefits exceeds plan assets and accrued pension liability. In 2001, 2002 and 2003, a minimum liability adjustment of ($325), ($3,041) and $1,458 respectively, was recorded as a component of other comprehensive loss and reported in accumulated other comprehensive loss as a component of stockholders' deficit.

17. RABBI TRUST

In 1998, as part of its acquisition of American Guidance, a subsidiary of Weekly Reader, approximately $19,600 of the American Guidance purchase price was paid through contributions to several Rabbi Trusts to settle American Guidance's obligations due to employees under American Guidance's predecessor company stock option, employee stock ownership and deferred compensation plans. Payments to the beneficiaries of the Rabbi Trusts are taxable upon distribution from the Rabbi Trusts with Weekly Reader receiving a corresponding deduction for income tax purposes. The assets of the Rabbi Trusts predominantly consist of marketable mutual fund investments that are subject to claims of general creditors of Weekly Reader in the event of bankruptcy. Accordingly, the assets of the Rabbi Trusts and a related liability are presented in other current assets and accrued expenses, respectively on the consolidated balance sheets. The balance of the liability as of December 31, 2002 and 2003 was approximately $1,403 and $1,006, respectively. The marketable securities in the Rabbi Trusts have been classified as trading securities and investment income of ($432), $156 and $55 has been offset with the related compensation expense for the same amount on the accompanying consolidated statements of operations for the years ended December 31, 2001, 2002 and 2003, respectively. Marketable securities in the Rabbi Trust have been recorded at fair value, based on quoted market prices, in the accompanying consolidated balance sheets.

18.    COMMITMENTS AND CONTINGENCIES

Leases

The Company has non-cancelable operating leases for office, warehouse space and equipment that include future minimum rental commitments as follows:

                                                    Lease                   Sublease                    Net
Year Ending December 31,                         Commitments                Rentals                 Commitments
                                                 -----------                -------                 -----------

 2004                                            $  3,502                $   (348)                   $  3,154
 2005                                               3,159                    (348)                      2,811
 2006                                               2,972                    (352)                      2,620
 2007                                               2,286                    (359)                      1,927
 2008                                               1,735                    (359)                      1,376
Thereafter                                         10,732                    (241)                     10,491
                                                 --------                --------                    --------
Total                                            $ 24,386                $ (2,007)                   $ 22,379
                                                 ========                ========                    ========


Total rent expense under operating leases was $3,231, $3,422 and $2,997 for the years ended December 31, 2001, 2002 and 2003, respectively.

Contingencies

The Company is involved in ordinary and routine litigation incidental to its business. In the opinion of management, there is no pending legal proceeding that would have a material adverse affect on the consolidated financial statements of the Company.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


SEC Inquiry

The SEC is conducting a preliminary inquiry concerning the Company and has requested that the Company voluntarily provide the SEC with various documents and information, and that certain officers and employees of the Company voluntarily give testimony or be interviewed. The Company is cooperating fully with the SEC inquiry, and has continued to provide all documents, information and testimony requested by the SEC, and has arranged all interviews requested by the SEC with Company employees. The Company cannot predict the final outcome of this inquiry at this time.

15% Senior Preferred Stock due 2011

In 1999, the Company issued 3,000,000 shares of 15% Senior Preferred Stock due in 2011 with a liquidation preference of $25.00 per share. The Senior Preferred Stock shall accrue dividends at a rate of 15% per annum, subject to adjustment if the Company fails to redeem all outstanding shares of such preferred stock in connection with a mandatory redemption or change of control. Preferred Stock dividends for the years ended December 31, 2001, 2002 and 2003, amounted to $14,549, $16,384 and $18,982, respectively, and are payable in additional shares of Senior Preferred Stock. Such accrued dividends reflect penalty dividends of 0.5% for periods prior to November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with that conclusion.

19.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                              2001                  2002                 2003
                                                            ---------            ---------            -----------
Cash paid during the period for interest                    $   32,063           $   27,870           $    27,779
Cash paid during the year for income taxes                  $      352           $      203           $        45
Non-cash financing activities:
    Preferred stock dividends accrued                       $   14,549           $   16,384           $    18,982


20. RESTATEMENT

In connection with the audit of the Company's 2003 consolidated financial statements and the reaudit of its 2001 consolidated financial statements, the Company has restated its previously audited consolidated balance sheets as of December 31, 2002 and 2003, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001, 2002 and 2003 (the "restatement"). The restatement also included adjustments that affected periods prior to 2001. The impact of the restatement on periods prior to 2001 was reflected as an adjustment to beginning accumulated deficit as of January 1, 2001.

On March 31, 2004, the Company filed a Form 8-K that included its consolidated financial statements as of and for the years ended December 31, 2002 and 2003, which had been restated to correct certain accounting errors (the "Initial Restatement"). At that time, the Company announced that the reaudit of its 2001 financial statements was in progress and that completion of the reaudit could result in additional restatements to its financial statements. Subsequent to the Initial Restatement, the reaudit of the Company's 2001 consolidated financial statements was completed and identified additional errors that impacted its financial statements for 2001, 2002 and 2003. Accordingly, the Company has restated its previously reported 2002 and 2003 financial statements and its 2001 financial statements for the correction of these additional errors (the "Further Restatement").

In connection with the Initial Restatement, management had restated its financial statements because it had incorrectly accounted for (i) revenue recognition for distributor sales in 2001 and 2002; (ii) rent expense in 2001 and 2002; and (iii) a number of other items including various accruals such as compensation and fringe benefit costs, deferred revenue and legal costs in 2001 and 2002.

Described below are the matters for which the Company had restated its audited consolidated financial statements for 2001 and 2002 in connection with the Initial Restatement to correct for certain errors made in the application of GAAP that had not previously been corrected because in each such case the Company believed that the amount of any such error was not material to its consolidated financial statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


     o Distributor Sales. Historically the Company recognized revenue under a distribution contract between its subsidiary, World Almanac Education Group, and a distributor at the time that the Company shipped its products to the distributor rather than at the time those products were resold by the distributor. The Company also recorded distribution fees under this contract as operating costs and expenses, based on its understanding of the distribution contract. The Company has determined to recognize revenue only at the time the distributor ships these products to its customer. In addition, the Company should have recorded distributions fees as a reduction of revenue, rather than as a separate operating cost and expense item. The Company has restated its financial statements which increased its net loss by $164 for the year ended December 31, 2001, and decreased its net loss by $168 for the year ended December 31, 2002.

     o Barter Transaction. In connection with a failed licensing barter transaction for which the Company had incorrectly recorded revenue in 2001, the Company had increased operating costs and expenses for 2001 by the amount of the revenue recorded, instead of reversing such net revenue amount, as required by GAAP. The Company restated its financial statements for 2001 to correct this error, with the net effect being to reduce net revenue and operating costs and expenses by $1,500 for the year ended December 31, 2001, with no impact on its net loss.

     o Rent. The Company has two leases that have "free rent" incentives at the commencement of the leases and also contain rent escalation clauses (which clauses provide for rent increases over time) for which it was required under GAAP to record the average rent expense ratably over the lease term. In the Company's historical 2001 financial statements, however, the Company recorded the rent expense from these leases as it was paid. In the Company is historical 2002 financial statements, the Company began correctly recording the average rent expense for these leases, but the Company calculated the average rent using the remainder of the lease term instead of the entire lease term. The Company is restating its financial statements to correct these errors. As a result, rent expense increased in 2001 because the average rent to be paid over the lease terms was greater than the actual rent paid in 2001 and rent expense decreased in 2002 and 2003 because of the longer lease terms used to calculate the average rent. In 2001, the Company also incorrectly capitalized some rent expense prior to its occupancy of a certain leased premise as a prepaid rent asset and amortized it, rather than recording it as an expense, as required by GAAP. The Company has restated its financial statements to correct these errors, with the net effect being to increase its net loss by $1,005, for the year ended December 31, 2001, to decrease its net loss by $412 and increase total assets by $352 for the year ended December 31, 2002.

     o Intercompany Sales. Certain sales between two subsidiaries of World Almanac were recorded in 2001 as revenue for one subsidiary and as a corresponding operating cost and expense for the other subsidiary, rather than being eliminated, as required by GAAP. The Company restated its financial statements for 2001 to eliminate these intercompany sales. As a result of this correction, revenue decreased by $795 for the year ended December 31, 2001 with a corresponding decline in operating costs and expenses, and no impact on the Company's net loss for the year then ended.

     o Other. The Company has made a number of other corrections, including adjustments relating to various accruals such as compensation and fringe benefit costs, deferred revenue, legal costs and other immaterial items.

In connection with the reaudit of the Company's 2001 consolidated financial statements, management determined that it had incorrectly accounted for the following items, which comprise the Further Restatement: (i) intangible assets acquired in 1999 in connection with the Parent's acquisition of Weekly Reader;
(ii) acquisition reserves for acquisitions in 1999; (iii) its adoption of SFAS 142 and the preparation of its transitional impairment analysis; (iv) deferred tax liabilities recognized upon adoption of SFAS 142; (v) Senior Preferred Stock Dividends and (vi) a number of other items which had been previously identified and collectively determined to be immaterial but which the Company has now decided to correct including various accruals such as compensation and fringe benefit costs, severance and consulting costs and legal costs in 2001, 2002 and 2003.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


Described below are the matters for which the Company has restated its consolidated financial statements for 2001, 2002 and 2003 in connection with the Further Restatement.

     o Weekly Reader Intangible Assets. In connection with the reaudit of the Company's 2001 consolidated financial statements, the Company reconsidered the assumptions used to determine the estimated fair value and economic lives of the intangible assets acquired in connection with the 1999 acquisition and recapitalization of Weekly Reader by its Parent (the "1999 Intangible Assets"). The Company has determined that the original basis for estimating the fair value and economic lives of the intangible assets was a valuation report that the former owners of Weekly Reader Corporation had provided to the Parent at the time of the 1999 acquisition. Accordingly, in 2004, the Parent engaged a valuation consulting firm to assist management in assessing the fair values and economic lives of the 1999 Intangible Assets as of the acquisition date. As a result, certain economic lives of the 1999 Intangible Assets have been revised. Accordingly, the Company has restated its financial statements to correctly state the estimated economic lives of the 1999 Intangible Assets acquired as of November 17, 1999. Other intangible assets include copyrights, customer lists and trademarks. Copyrights estimated useful life was amended from 10 years to approximately 20 years; Customer lists estimated useful life decreased from 10 years to approximately 8.5 years and Trademarks estimated useful life decreased from 40 years to approximately 39 years. The Company has restated its financial statements to correct the amortization expense for these intangible assets which had the effect of reducing accumulated deficit as of January 1, 2001 by $6,040 and decreasing amortization expense of intangible assets by $3,219 in 2001, $1,844 in 2002 and $1,038 in 2003.

     o Weekly Reader Goodwill Reduction. The Company recorded certain reserves for a planned restructuring in connection with its acquisition by WRC Media in 1999. In connection with the reaudit of its 2001 consolidated financial statements the Company determined that it had incorrectly recorded reserves of $602 related to estimated liabilities it believed it had assumed at the date of such acquisition. The Company concluded that the acquisition reserves associated with these liabilities should have been reversed in 1999. The estimated liabilities were associated with the excess reserves for severance, primarily attributable to employees hired subsequent to the acquisition date. The Company has restated its 2001 financial statements to correct for these errors. The net effect of such adjustments was to increase net loss by $602 for the year ended December 31, 2001.

     o Goodwill and Long-lived Intangible Asset Impairment. On January 1, 2002, the Company adopted SFAS 142 for its goodwill and intangible assets. Upon adoption, the Company ceased amortization of goodwill and indefinite lived intangible assets, which consist primarily of trademarks. As required by SFAS 142, the Company reviewed its indefinite lived intangibles (goodwill and trademarks) for impairment as of January 1, 2002. The Company has three reporting units with goodwill. Goodwill was tested for impairment at the reporting unit level. As a result, the Company recorded a transitional goodwill and indefinite lived intangible asset impairment charge of $72,022 at AGS. This charge was reported as a cumulative effect of accounting change, as of January 1, 2002, in the Consolidated Statements of Operations. In connection with the reconsideration of the assumptions used to determine the estimated fair value and economic lives of 1999 Intangible Assets discussed above, the Company updated its transitional impairment analysis and determined that it incorrectly calculated the fair value of its reporting units. Accordingly, the impairment charge of $72,022 at AGS was incorrect and not required. The Company's measurement of fair value was based on an evaluation of future discounted cash flows. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow evaluation considered several earnings scenarios and the likelihood of possible outcomes. Collectively, this evaluation was management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that corresponds to the Company's weighted-average cost of capital. This discount rate range assumed was consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the WRC's reporting units. Certain other key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including pre-publication costs, are based on reasonable estimates related to the Company's strategic initiatives and current market conditions. Such assumptions also are consistent with those utilized in the Company's annual planning process. The Company has restated its 2002 and 2003 financial statements to correct for this error. The net effect of such adjustment was to decrease the net loss by $72,022 for the year ended December 31, 2002.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)

     o Deferred Tax Liabilities. The Company recognized non-cash deferred income tax expense and a deferred tax liability of approximately $1,360 on January 1, 2002 in connection with its adoption of SFAS 142. The deferred tax liability relates to the excess of tax over book amortization of tax-deductible goodwill and trademarks since the timing of the reversal of this liability is indefinite, unless the related assets are sold or an impairment of the assets is recorded, and can no longer be offset by the Company's net operating loss carry-forwards, which expire within a statutory period. During each of 2002 and 2003 the Company recorded additional deferred tax expense of $640.

          The non-cash deferred income tax expense recorded on January 1, 2002 has been restated to $3,500, an increase of $2,140. The non-cash income tax expense recorded during the years ended December 31, 2002 and 2003 decreased by $40 from $640 to $600 and increased by $60 from $640 to $700, respectively. These restatements are principally due to the reversal of the impairment charges and the revision of estimated fair value and economic lives of the 1999 Intangible Assets discussed above.

     o 15% Senior Preferred Stock due 2011. In 1999, the Company issued 3,000,000 shares of 15% Senior Preferred Stock due in 2011. The Senior Preferred Stock accrues dividends at a rate of 15% per annum. The Certificate of Designation provides that the Senior Preferred Stock was subject to a default or penalty dividend of 0.5% in the event of certain registration defaults. A penalty dividend was applicable from mid-August of 2000 through November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with that conclusion. The Company had not previously recorded this penalty dividend. The recording of the penalty dividends (and required compounding in subsequent periods) resulted in the Company increasing accrued dividends on Senior Preferred Stock by $505, $110 and $128 during the years ended December 31, 2001, 2002 and 2003, respectively.

     o Segment information. The Company previously disclosed one reportable segment. The Company now discloses three reportable segments.

     o Other. In connection with the reaudit of the Company's 2001 financial statements, the Company has made a number of other corrections to the 2001, 2002 and 2003 financial statements, which collectively were immaterial, including adjustments relating to various accruals such as compensation and fringe benefit costs, advertising promotional expense and other immaterial items.

After giving effect to the Initial Restatement and the Further Restatement, the Company believes that it is in compliance with the financial covenants in its credit facility for all of the reporting periods affected, other than the fourth quarter of 2003, for which the lenders under the credit facility have granted a waiver (see Note 13).

The effect of the restatement for the years prior to 2001 was to decrease accumulated deficit by $5,851 from $148,392 to $142,542 at January 1, 2001 and increase total assets by $6,404 from $220,973 to $227,973 at January 1, 2001.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


Summarized below are the significant effects of the restatement, including the Initial Restatement and the Further Restatement.

                                                                          December 31, 2003
                                                           ---------------------------------------------------
                                                             As Previously
                                                              Reported in        Further
                                                            March 31, 2004      Restatement
                                                             Form 8-K (1)       Adjustments       As Restated
                                                          -----------------     ------------     ------------
ASSETS
Current Assets:
     Cash and cash equivalents                            $           1,267                      $     1,267
     Accounts receivable, net                                        20,880                           20,880
     Inventories, net                                                15,890                           15,890
     Due from related party                                          11,502                           11,502
     Prepaid expenses                                                 2,882                            2,882
     Other current assets                                             1,889                            1,889
                                                          ------------------   -----------       ------------
       Total current assets                                          54,310            --             54,310

Property and equipment, net                                           4,399    $      266              4,665
Goodwill                                                             35,018        66,960            101,978
Deferred financing costs, net                                           512            --                512
Other intangible assets, net                                         14,377        17,203             31,580
Other assets and investments                                         30,263          (552)            29,711
                                                          ------------------   -----------       ------------
       Total assets                                       $         138,879    $   83,877        $   222,756
                                                          ==================   ===========       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                     $          15,446    $       --        $    15,446
     Deferred revenue                                                17,565                           17,565
     Accrued expenses and other current liabilities                  15,365           500             15,865
     Current portion of long-term debt                                8,477            --              8,477
                                                          ------------------   -----------       ------------

       Total current liabilities                                     56,853           500             57,353

Deferred tax liabilities                                              2,640         2,160              4,800
Long-term debt                                                      262,925                          262,925
                                                          ------------------   -----------       ------------

       Total liabilities                                            322,418         2,660            325,078
                                                          ------------------   -----------       ------------

Commitments and contingencies
15% redeemable senior preferred stock                               137,702           934            138,636
                                                          ------------------   -----------       ------------

Stockholders' deficit:
     Common stock                                                        28                               28
     Additional paid-in capital                                       9,133            --              9,133
     Due from parent                                                (59,028)        2,564            (56,464)
     Accumulated other comprehensive loss                            (1,899)                          (1,899)
     Accumulated deficit                                           (269,475)       77,719           (191,756)
                                                          ------------------   -----------       ------------

       Total stockholders' deficit                                 (321,241)       80,283           (240,958)
                                                          ------------------   -----------       ------------

       Total liabilities and stockholders' deficit        $         138,879    $   83,877        $   222,756
                                                          ==================   ===========       ============


(1) As originally reported in Weekly Reader Corporation's Form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


                                                                           Year Ended December 31, 2003
                                                                    ---------------------------------------------
                                                                    As Previously
                                                                     Reported in        Further
                                                                    March 31, 2004    Restatement
                                                                     Form 8-K (1)     Adjustments     As Restated
                                                                    --------------    -----------    ------------
Revenue, net                                                        $     152,111     $       (1)    $   152,110

Cost of goods sold                                                         37,695             44          37,739
                                                                    --------------    -----------    ------------

     Gross profit                                                         114,416            (45)        114,371
                                                                    --------------    -----------    ------------

Costs and expenses:
     Sales and marketing                                                   28,241                         28,241
     Research and development                                                   -                             --
     Distribution, circulation and fulfillment                             14,626                         14,626
     Editorial                                                             10,365                         10,365
     General and administrative                                            19,011                         19,011
     Restructuring costs and other non-recurring expenses                    (516)                          (516)
     Depreciation                                                           1,682             24           1,706
     Amortization of intangible assets                                     10,126         (1,038)          9,088
                                                                    --------------    -----------    ------------

     Total operating costs and expenses                                    83,535         (1,014)         82,521
                                                                    --------------    -----------    ------------

     Income from operations                                                30,881            969          31,850

Interest expense, including amortization
   of deferred financing costs                                            (28,091)            --         (28,091)
Other income (expense), net                                                  (196)          (500)           (696)
                                                                    --------------    -----------    ------------

     Income before income tax provision                                     2,594            469           3,063

Income tax provision                                                          552             60             612
                                                                    --------------    -----------    ------------

     Net income                                                     $       2,042     $      409     $     2,451
                                                                    ==============    ===========    ============

(1) As originally reported in Weekly Reader Corporation's Form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


                                                                              December 31, 2002
                                              --------------------------------------------------------------------------------
                                                                                    As Previously
                                              As Previously         Initial         Reported in       Further
                                               Reported in        Restatement      March 31, 2004   Restatement
                                              2002 Form 10-K       Adjustments      Form 8-K (1)     Adjustments   As Restated
                                              --------------    --------------    ---------------   ------------   ------------
ASSETS
Current Assets:
     Cash and cash equivalents                $       7,819                       $        7,819                   $     7,819
     Accounts receivable, net                        22,881     $        (616)            22,265    $       182         22,447
     Inventories, net                                14,210               158             14,368                        14,368
     Due from related party                           9,438                16              9,454                         9,454
     Prepaid expenses                                 2,957              (265)             2,692                         2,692
     Other current assets                             1,797                                1,797                         1,797
                                              --------------    --------------    ---------------   ------------   ------------

       Total current assets                          59,102              (707)            58,395            182         58,577

Property and equipment, net                           5,409                                5,409            290          5,699
Goodwill                                             35,018                               35,018         66,960        101,978
Deferred financing costs, net                           692                                  692              -            692
Other intangible assets, net                         18,833               (49)            18,784         16,165         34,949
Other assets and investments                         25,033              (292)            24,741           (552)        24,189
                                              --------------    --------------    ---------------   ------------   ------------

       Total assets                           $     144,087     $      (1,048)    $      143,039    $    83,045    $   226,084
                                              ==============    ==============    ===============   ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                         $      18,883                       $       18,883    $       (44)   $    18,839
     Deferred revenue                                20,369               107             20,476            181         20,657
     Accrued expenses and other
       current liabilities                           18,706               616             19,322            800         20,122
     Current portion of long-term debt                7,721                                7,721              -          7,721
                                              --------------    --------------    ---------------   ------------   ------------

       Total current liabilities                     65,679               723             66,402            937         67,339

Deferred tax liabilities                              2,000                                2,000          2,100          4,100
Long-term debt                                      266,219                              266,219                       266,219
                                              --------------    --------------    ---------------   ------------   ------------

       Total liabilities                            333,898               723            334,621          3,037        337,658
                                              --------------    --------------    ---------------   ------------   ------------

Commitments and contingencies
15% redeemable senior preferred stock               118,846                              118,846            806        119,652
                                              --------------    --------------    ---------------   ------------   ------------

Stockholders' deficit:
     Common stock                                        28                                   28                            28
     Additional paid-in capital                       9,133                                9,133              -          9,133
     Due from parent                                (63,464)             (105)           (63,569)         1,764        (61,805)
     Accumulated other comprehensive loss            (3,357)                              (3,357)                       (3,357)
     Accumulated deficit                           (250,997)           (1,666)          (252,663)        77,438       (175,225)
                                              --------------    --------------    ---------------   ------------   ------------

       Total stockholders' deficit                 (308,657)           (1,771)          (310,428)        79,202       (231,226)
                                              --------------    --------------    ---------------   ------------   ------------

       Total liabilities and
         stockholders' deficit                $     144,087     $      (1,048)    $      143,039    $    83,045    $   226,084
                                              ==============    ==============    ===============   ============   ============


(1) As originally reported in Weekly Reader Corporation's Form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


                                                                     Year Ended December 31, 2002
                                            -------------------------------------------------------------------------------------
                                                                                 As Previously
                                              As Previously      Initial          Reported in       Further
                                               Reported in     Restatement       March 31, 2004   Restatement
                                              2002 Form 10-K    Adjustments       Form 8-K (1)     Adjustments     As Restated
                                              ---------------  ---------------    -------------    -------------    -----------
Revenue, net                                  $    156,498     $       (1,485)     $   155,013      $        42     $  155,055

Cost of goods sold                                  39,560               (944)          38,616               31         38,647
                                              -------------    ---------------    -------------    -------------    -----------

     Gross profit                                  116,938               (541)         116,397               11        116,408
                                              -------------    ---------------    -------------    -------------    -----------

Costs and expenses:
     Sales and marketing                            28,345                 --           28,345             (166)        28,179
     Research and development                           --                 --               --               --             --
     Distribution, circulation
       and fulfillment                              14,614               (602)          14,012               --         14,012
     Editorial                                      10,847                 --           10,847               --         10,847
     General and administrative                     18,177                113           18,290              364         18,654
     Restructuring costs and other
       non-recurring expenses                        4,280                 --            4,280               --          4,280
     Depreciation                                    1,945                 --            1,945               24          1,969
     Amortization of intangible assets               8,764                332            9,096           (1,844)         7,252
                                              -------------    ---------------    -------------    -------------    -----------

     Total operating costs and expenses             86,972               (157)          86,815           (1,622)        85,193
                                              -------------    ---------------    -------------    -------------    -----------

     Income from operations                         29,966               (384)          29,582            1,633         31,215

Interest expense, including amortization
   of deferred financing costs                     (28,849)                --          (28,849)             (28)       (28,877)
Other income (expense), net                          1,765                 --            1,765             (800)           965
                                              -------------    ---------------    -------------    -------------    -----------

Income before income tax
   provision and cumulative
   effect of change in
   accounting principle                              2,882               (384)           2,498              805          3,303

Income tax provision                                 2,101                 --            2,101            2,100          4,201
                                              -------------    ---------------    -------------    -------------    -----------

Income before cumulative
   effect of change
   in accounting principle                             781               (384)             397           (1,295)          (898)

Cumulative effect of change
  in accounting principle                          (72,022)                --          (72,022)          72,022             --
                                              -------------    ---------------    -------------    -------------    -----------

     Net income                               $    (71,241)    $         (384)    $    (71,625)    $     70,727     $     (898)
                                              =============    ===============    =============    =============    ===========

(1) As originally reported in Weekly Reader Corporation's Form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)

                                                                        Year Ended December 31, 2001
                                                      ---------------------------------------------------------
                                                                           Restatement
                                                                           Adjustments
                                                       As Previously    in 2003 Form 10-K
                                                        Reported in     and March 31, 2004
                                                       2002 Form 10-K        Form 8-K          As Restated
                                                      ---------------   -------------------    ----------------
Revenue, net                                          $     162,165     $           (3,685)    $       158,480

Cost of goods sold                                           43,691                 (2,794)             40,897
                                                      --------------    -------------------    ----------------

     Gross profit                                           118,474                   (891)            117,583
                                                      --------------    -------------------    ----------------

Costs and expenses:
     Sales and marketing                                     29,255                    223              29,478
     Distribution, circulation and fulfillment               14,350                   (651)             13,699
     Editorial                                               10,558                    120              10,678
     General and administrative                              18,895                  1,754              20,649
     Depreciation                                             1,987                     24               2,011
     Amortization of intangible assets                       11,957                 (3,219)              8,738
                                                      --------------    -------------------    ----------------

     Total operating costs and expenses                      87,002                 (1,749)             85,253
                                                      --------------    -------------------    ----------------

     Income from operations                                  31,472                    858              32,330

Interest expense, including amortization
   of deferred financing costs                              (32,403)                   136             (32,267)
Other income (expense), net                                     166                   (800)               (634)
                                                      --------------    -------------------    ----------------

     Loss before income tax provision                          (765)                   194                (571)

Income tax provision                                            281                      -                 281
                                                      --------------    -------------------    ----------------

     Net loss                                         $      (1,046)    $              194     $          (852)
                                                      ==============    ===================    ================

21.    QUARTERLY DATA (UNAUDITED)

The following is a summary of the unaudited selected quarterly results for which all adjustments necessary for a fair presentation of each period were included. As discussed in Note 20, the results of operations for the year ended December 31, 2001, 2002 and 2003 and for the quarterly periods in the years ended December 31, 2002 and 2003 have been restated.

                                                                                    Three Months Ended
                                        ----------------------------------------------------------------------------------
                                              March 31                   March 31                      March 31
                                        ----------------------  ---------------------------   ---------------------------
                                           (as originally        (as previously restated           (as restated for
                                             reported in            in March 31, 2004            further restatement
                                             Form 10-Q)                  Form 8-K)                  adjustments)
2003
Revenues                                     $ 34,758                    $ 35,001                      $ 34,819
Gross profit                                   26,393                      26,562                        26,380
Operating costs and expenses                   19,706                      19,653                        19,400
Income / (loss) from operations                 6,687                       6,909                         6,980
Net income / (loss)                              (304)                        (82)                         (226)


2002
Revenues                                     $ 34,008                    $ 34,195                      $ 34,237
Gross profit                                   25,628                      25,759                        25,770
Operating costs and expenses                   19,708                      20,643                        20,519
Income / (loss) from operations                 5,920                       5,116                         5,251
Net income / (loss)                           (74,796)                    (75,600)                       (5,801)


                                                                                    Three Months Ended
                                        ----------------------------------------------------------------------------------
                                              June 30                    June 30                       June 30
                                        ----------------------  ---------------------------  ----------------------------
                                           (as originally        (as previously restated          (as restated for
                                            reported in             in March 31, 2004            further restatement
                                             Form 10-Q)                  Form 8-K)                 adjustments)
2003
Revenues                                     $ 29,296                     $ 29,530                      $ 29,711
Gross profit                                   21,468                       21,666                        21,803
Operating costs and expenses                   18,225                       18,086                        17,832
Income / (loss) from operations                 3,243                        3,580                         3,971
Net income / (loss)                            (3,931)                      (3,594)                       (3,118)


2002
Revenues                                     $ 30,595                     $ 30,693                      $ 30,693
Gross profit                                   22,073                       22,142                        22,142
Operating costs and expenses                   17,846                       19,383                        18,795
Income / (loss) from operations                 4,227                        2,759                         3,347
Net income / (loss)                            (2,969)                      (4,437)                       (4,039)

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


                                                                             Three Months Ended
                                        ----------------------------------------------------------------------------------
                                            September 30               September 30                  September 30
                                        ----------------------  ---------------------------   ---------------------------
                                           (as originally        (as previously restated           (as restated for
                                             reported in            in March 31, 2004            further restatement
                                             Form 10-Q)                  Form 8-K)                   adjustments)
2003
Revenues                                      $ 44,205                  $ 44,270                      $ 44,270
Gross profit                                    33,877                    33,919                        33,919
Operating costs and expenses                    20,544                    20,302                        20,049
Income / (loss) from operations                 13,333                    13,617                        13,870
Net income / (loss)                              6,023                     6,307                         6,345


2002
Revenues                                      $ 44,458                  $ 44,549                      $ 44,549
Gross profit                                    34,211                    34,274                        34,274
Operating costs and expenses                    19,837                    20,180                        19,725
Income / (loss) from operations                 14,374                    14,094                        14,549
Net income / (loss)                              8,311                     8,031                         8,296


                                                                             Three Months Ended
                                        ----------------------------------------------------------------------------------
                                             December 31                December 31                   December 31
                                        -----------------------  ---------------------------  ----------------------------
                                            (as originally        (as previously restated          (as restated for
                                             reported in             in March 31, 2004            further restatement
                                              Form 10-Q)                  Form 8-K)                   adjustments)
2003
Revenues                                       $ 44,086                     $ 43,310                      $ 43,310
Gross profit                                     32,695                       32,269                        32,269
Operating costs and expenses                     26,702                       25,494                        25,240
Income / (loss) from operations                   5,993                        6,775                         7,029
Net income / (loss)                              (1,263)                        (589)                         (550)


2002
Revenues                                       $ 46,633                     $ 45,576                      $ 45,576
Gross profit                                     35,026                       34,222                        34,222
Operating costs and expenses                     29,581                       26,609                        26,154
Income / (loss) from operations                   5,445                        7,613                         8,068
Net income / (loss)                              (1,787)                         381                           646


22.    SUBSEQUENT EVENT

On March 29, 2004, the Company refinanced all of its borrowings under the First-Lien Facility with a $145,000 million senior, second-priority lien secured financing that was provided to the Company pursuant to a term loan facility (the "Second-Lien Facility"). The proceeds of the Second Lien Facility were used (i) to refinance in full all term loans outstanding under the First-Lien Facility,
(ii) to pay fees and expenses related to the Second-Lien Facility and all transactions contemplated in connection therewith and (iii) for general corporate purposes of the Company.

All payment obligations under the Second-Lien Facility are secured by a second-priority lien on the collateral securing the First-Lien Facility; provided that all obligations under the Second-Lien Facility will rank equally in right of payment with all payment obligations under the First-Lien Facility and will not otherwise be subordinated in any respect to the First-Lien Facility. The final maturity of the Second-Lien Facility will be March 2009. At the Company's option, the loans will bear interest at either the Administrative Agent's (i) alternate base rate ("base rate loans") or (ii) reserve-adjusted LIBO rate ("LIBO rate loans") plus, in each case, the "Applicable Margin" (as defined). ). Applicable Margin" means, with respect to (i) Base Rate Loans, a rate of 4.00% per annum and (ii) LIBO Rate Loans, a rate of 5.00% per annum.

The Second-Lien Facility is subject to mandatory prepayment with:

     o    the proceeds of the incurrence of certain indebtedness

     o    the proceeds of certain asset sales or other dispositions

     o    change in control

     o annually, 50% of the Company's excess cash flow (as defined) from the prior year.

The Second-Lien Facility provide for certain restrictions, including restrictions on asset sales, dividend payments, additional indebtedness payments for restricted investments. In addition, Second-Lien Facility provide for the maintenance of a financial covenant, a maximum ratio senior leverage ratio of Senior Secured Debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.25:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the senior leverage ratio shall not exceed 4.50:1.00, in each case to be tested on the last day of each fiscal quarter and computed for the Parent and its consolidated subsidiaries.

In connection with entering into the Second-Lien Facility, the Company entered into an amendment and restatement of its First-Lien Facility, which now consists solely of a $30.0 million revolving credit facility.

The First-Lien Facility, as amended and restated, has a maturity of December 29, 2008, and has one financial covenant, a senior leverage ratio of Senior Secured Debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.00:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the senior leverage ratio may

WEEKLY READER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)


not exceed 4.25:1.00, in each case to be tested on the last day of the fiscal quarter and computed for the Company and its consolidated subsidiaries. Interest on revolving loan borrowings under the First-Lien Facility will bear interest at a rate per annum equal to the LIBO rate as defined in the First-Lien Facility plus 3.5% or the alternate base rate as defined in the First-Lien Facility plus 2.5%.

As a result of the refinancing, the Company wrote off the remaining balances of the deferred financing costs associated with the First-Lien Facility of approximately $467 in 2004.

In connection with the refinancing the Company incurred costs and expenses, primarily investment banking and legal fees, of approximately $6,138. These amounts will be recorded as deferred financing fees in 2004 and will be amortized over the term of the Second Lien Facility using the effective interest method

PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

WRC Media management, including the Chief Executive Officer and Chief Financial Officer of WRC Media, Weekly Reader and CompassLearning, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In making this evaluation, WRC Media management considered the "material weaknesses" (as defined under standards established by the American Institute of Certified Public Accountants) that were identified and communicated to us in connection with the audit of our consolidated financial statements for the year ended December 31, 2003, by our independent auditors. Our independent auditors identified the following two such "material weaknesses": (1) numerous adjusting entries proposed as a result of our 2003 audit were recorded by the Company to correct the underlying books and records, including previously reported results for 2002 and 2001, and (2) there were an insufficient number of qualified accounting personnel appropriate for their positions, specifically within the external financial reporting area. Prior to the identification of these "material weaknesses" by our independent auditors, WRC Media began implementing various policies and procedures in connection with its own review of its accounting and external reporting functions.

In mid-2003, in connection with our review of the matter which led to the restatement of revenue relating to a software and services sale, we reviewed our revenue recognition policy for potential control weaknesses. At that time, our software revenue recognition policy permitted deviations from our approved forms of sales documentation with the approval of the operating unit's general manager. We have changed our software revenue recognition policy such that deviations from approved forms of sales documentation require both the approval of a financial officer (Chief Financial Officer or Chief Accounting Officer) of our parent company, WRC Media, and the approval of legal counsel. We have taken a number of other steps that will impact the effectiveness of our internal controls, including the following:

     o we have centralized our finance and accounting organization. The operating unit controllers, who formerly reported to the operating unit general managers, now report directly to the parent company Chief Financial Officer;

     o we also restructured our finance group in a manner that places greater emphasis on control and accountability issues;

     o we have amended our Code of Conduct and Compliance Policies to require all employees to sign a personal Code of Conduct Statement that states that they have read the WRC Media Code of Conduct and represent that they are in compliance and that they are not aware of any violations of the Company's Code of Conduct by others at the Company or its affiliates. If they are aware of a violation they are obligated to document it and report the incident to the Chief Executive or Chief Financial Officer of the Company.

     o we have established new policies and procedures for such matters as complex transactions and contract management procedures.

     o we established a Disclosure Committee, consisting of senior personnel from the business units and the finance group, as well as legal counsel, and we now follow an extensive review and certification process in connection with our filings with the SEC; and

     o we hired an Assistant Treasurer/Controller in February 2004 to increase resources in the external reporting area.

In addition, the Company is currently searching for a Chief Financial Officer.

We believe that these efforts address the "material weaknesses" identified by our independent auditors. The Company continues to improve and refine its internal controls. This process is ongoing, and the Company seeks to foster an exemplary internal controls environment. Our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that, taking into account the Company's efforts to address the matters described above, as of the evaluation date, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

Other than as summarized above, since the evaluation date there have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our the internal controls. We will continue to assess our disclosure controls and procedures and will take any further actions that we deem necessary.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to the persons who, as of the date of this current report, were serving or are expected to serve in the near future as directors and executive officers of each of WRC Media, Weekly Reader and CompassLearning, as well as those executive officers and employees of American Guidance and World Almanac. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.


                 NAME                      AGE                                 POSITION
                 ----                      ---                                 --------

Timothy C. Collins..................       47     Director, WRC Media, Weekly Reader and CompassLearning
D. Ronald Daniel....................       74     Non-Executive Chairman, WRC Media, Weekly Reader and
                                                  CompassLearning
Ralph D. Caulo......................       64     Non-Executive Vice-Chairman, WRC Media, and Group President,
                                                  Assessment, Curriculum and Educational Technology Group
Charles L. Laurey...................       34     Director, WRC Media, Weekly Reader and CompassLearning; and
                                                  Secretary, WRC Media, Weekly Reader and CompassLearning
Peter E. Berger.....................       53     Director, WRC Media, Weekly Reader and CompassLearning
Martin E. Kenney, Jr................       57     Director, WRC Media, Weekly Reader and CompassLearning; Chief
                                                  Executive Officer, WRC Media and CompassLearning; Executive Vice
                                                  President, Weekly Reader
David M. Malcolm....................       57     Director, WRC Media, Weekly Reader and CompassLearning
David F. Burgstahler................       35     Director, WRC Media, Weekly Reader and CompassLearning
Richard Nota........................       43     Senior Vice President, Finance, WRC Media
Emily Swenson.......................       50     President of Weekly Reader Corporation

TIMOTHY C. COLLINS, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. Since June 2, 1999, Timothy C. Collins has served as a Director of WRC Media and CompassLearning. Mr. Collins was named a Director of Weekly Reader as of November 17, 1999. Mr. Collins founded Ripplewood Holdings L.L.C. in 1995 and currently serves as its Senior Managing Director and Chief Executive Officer. From 1991 to 1995, Mr. Collins managed the New York office of Onex Corporation, a leveraged buy-out group headquartered in Canada. Previously, Mr. Collins was a Vice President at Lazard Freres & Company and held various positions at Booz, Allen & Hamilton and Cummins Engine Company. He also currently serves on the Board of Directors of Ripplewood Holdings L.L.C., Shinsei Bank, Ltd. (formerly The Long-Term Credit Bank of Japan, Limited), Asbury Automotive Group Inc., Niles Parts Co., Ltd, Columbia Music Entertainment Inc., D&M Holdings, Inc., WRC Media Inc. and various other privately held Ripplewood portfolio companies. Mr. Collins received a master's in Business Administration from Yale University's School of Management and Organization and a Bachelor's Degree in Philosophy from DePauw University.

D. RONALD DANIEL, NON-EXECUTIVE CHAIRMAN, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. As of November 17, 1999, Mr. Daniel was named Non-Executive Chairman of WRC Media, Weekly Reader and CompassLearning. Mr. Daniel is a Director of McKinsey & Company, Inc., having served as Managing Director from 1976 to 1988. He has been a management consultant for 47 years. He serves as the non-executive chairman of Ripplewood Holdings L.L.C., which specializes in private equity investments and is the general partner of Ripplewood Partners, L.P., which controls EAC III, the majority owner of WRC Media. Since September 1998, he has served as an advisory board member of IMG Chase Sports Capital, LLC. In addition, he serves as Treasurer of Harvard University, as a member of Harvard University's seven-person Corporation, a member of the Harvard University Board of Overseers, Chairman of the Harvard Management Company and Chairman of the Board of Fellows of the Harvard Medical School.

RALPH D. CAULO, NON-EXECUTIVE VICE-CHAIRMAN, WRC MEDIA. Mr. Ralph D. Caulo is Non-Executive Vice-Chairman of WRC Media. Since 1998, Mr. Caulo has served as an outside consultant at Ripplewood Holdings L.L.C., which specializes in private equity investments and is the general partner of Ripplewood Partners, L.P. which controls EAC III, the majority owner of WRC Media. From 1991 to 1998, Mr. Caulo held the dual position of Executive Vice President of Simon & Schuster and President of its Educational Publishing Group. In this position, Mr. Caulo oversaw one of the world's largest educational publishers and its Allyn & Bacon, Prentice Hall, Silver Burdett Ginn, Modern Curriculum, Computer Curriculum Corporation (CCC) and Educational Management Group (EMG) imprints. From 1989 until 1991, Mr. Caulo was President and Chief Executive Officer of Harcourt Brace Jovanovich. He began his career at Harcourt Brace Jovanovich in sales in 1974, and then moved through marketing, editorial, development and senior management to become President and CEO in 1988.

CHARLES L. LAUREY, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING AND SECRETARY, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. Since June 2, 1999, Charles L. Laurey has served as a Director of WRC Media and CompassLearning. As of November 17, 1999, Mr. Laurey was named a Director of Weekly Reader and Secretary of CompassLearning and Weekly Reader. In October 1997, he joined Ripplewood Holdings L.L.C. which is an affiliate of Ripplewood Partners, L.P. which controls EAC III, the majority owner of WRC Media. Prior to joining Ripplewood Holdings L.L.C., Mr. Laurey worked from August 1994 until September 1997 in Morgan Stanley & Co.'s Corporate Finance Department in New York and in the Mergers, Acquisitions and Restructurings Department in London, most recently as an associate. He started his career as a strategy consultant in The Hague, The Netherlands.

PETER E. BERGER, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. Since 2000 Mr. Berger has been a Managing Director at Ripplewood Holdings L.L.C. from 1998 to September 2000, Mr. Berger through a private investment/advisory entity, Mediacom Ventures L.L.C. advised and facilitated acquisition opportunities and operational improvements for media and telecommunications businesses. From 1996-1998, Mr. Berger was a Managing Director and Chief Financial Officer of Ripplewood Holding L.L.C. Prior to that Mr. Berger was a partner with Arthur Andersen L.L.P .and was the managing partner of their Corporate Finance practice in the Americas. Mr. Berger was also a Managing Director in Bear, Stearns & Co.'s Merger and Acquisition department. Mr. Berger is a Director of Kepner-Tregoe Inc. and is a member of the boards of various Ripplewood portfolio companies. Mr. Berger graduated with honors from Boston University and has an M.B.A. from Columbia University.

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

DAVID M. MALCOLM, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. David
M. Malcolm has served as a Director of WRC Media, Weekly Reader and CompassLearning since 2002. Since January of 2001 Mr. Malcolm has served as Head of Investment Banking and a member of Executive Committee SG Cowen. Mr. Malcolm is also President of SG Capital Partners L.L.C., the merchant banking affiliate of Societe Generale. From 1996 to 2001 he headed the Global Leveraged Finance Group for Societe Generale. He serves on the Board of Five Star Food Services, Inc., the fifth largest vending food service operation in the U.S. Additionally he serves on the Boards of American Rivers and the Eastern Chapter of The Nature Conservancy of New York. He is a graduate of Wesleyan University and the Harvard Graduate School of Business Administration.

DAVID F. BURGSTAHLER, DIRECTOR, WRC MEDIA, WEEKLY READER AND COMPASSLEARNING. As of May 31, 2000, David F. Burgstahler has been a director of WRC Media, Weekly Reader and CompassLearning. He is a Director of Credit Suisse First Boston and a Principal of DLJ Merchant Banking Partners. Mr. Burgstahler joined Credit Suisse First Boston in 2000 when it merged with Donaldson, Lufkin & Jenrette, where he was a Vice President of DLJ Merchant Banking Partners. From 1999 to 2001, he served as a Vice President of DLJ Merchant Banking Partners. From 1997 to 1999, he was an associate with DLJ Merchant Banking Partners. Mr. Burgstahler also serves as a director of Von Hoffmann Corporation, Jostens Inc. and Focus Technologies Inc.

RICHARD NOTA, SENIOR VICE PRESIDENT, FINANCE, WRC MEDIA. Richard Nota has over 18 years experience in finance. In October 2003, Mr. Nota was promoted to Senior Vice President, Finance of WRC Media having overall financial management responsibilities including finance and accounting, strategic planning, treasury and risk management and investor relations. From 2000 to October 2003, he served as Vice President, Finance of WRC Media. Mr. Nota has held several executive and management positions, including serving as Vice President, Accounting and Taxation from 1989 to 1995 at Pergament Home Centers, Inc., a retail company. From 1995 until joining WRC Media, Mr. Nota served as Controller at Heating Oil Partners, L.P., a retail distributor of petroleum products. Prior to that Mr. Nota was with Arthur Andersen LLP. At Andersen, Mr. Nota was a supervisor in the Audit Division.

EMILY SWENSON, PRESIDENT, WEEKLY READER. Since October 2003, Emily Swenson has been President of Weekly Reader Corporation, responsible for the magazine publishing and supplementary publishing business at Weekly Reader. Emily Swenson has over 20 years of education and media experience. Ms Swenson was formerly EVP and Chief Operating Officer of Children's Television Workshop, with responsibilities for the TV, Home video and film production as well as book and magazine publishing businesses. At Children's Television Workshop, Ms. Swenson was responsible for other divisions including finance, human resources, legal, strategic planning and research and marketing.

PART III

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes, for the fiscal year ended the last day of December 2003, all compensation paid to (i) the chief executive officer of each registrant for fiscal year 2003, (ii) up to the five most highly compensated executive officers serving at the end of December 2003 in all capacities in which they served, including those executive officers of WRC Media Inc., Weekly Reader Corporation and CompassLearning Inc., who performed policy making functions for those entities and were serving as such at the end of December 2003 in all capacities in which they served, and (iii) up to two additional individuals employed by each registrant who were not serving as executive officers at the end of December 2003 but received at least as much compensation as the fourth most highly compensated executive officer of the registrant for whom they were employed:

SUMMARY COMPENSATION TABLE

                                                                                                     LONG-TERM
                                                                                                    COMPENSATION
                                                                    ANNUAL COMPENSATION                AWARDS
                                               ----------------------------------------------------  SECURITIES
                                                                                    OTHER ANNUAL     UNDERLYING
                                                                                    COMPENSATION      OPTIONS/
NAME AND PRINCIPAL POSITION            YEAR     SALARY($)   BONUS($)(a)  401 k($)(b)  ($)(e)         SARS(#)(c)
---------------------------            ----    ----------  ------------ ------------- -------        -----------

Martin E. Kenney, Jr.                  2003      611,785     200,000     12,000        12,000          324,294
Director, Chief Executive Officer      2002      537,404     350,000     12,500        12,000          324,294
WRC Media                              2001      480,000     350,000     11,375        12,000          202,294

Richard Nota                           2003      215,455     130,000     10,935        12,000          27,500
Senior Vice President,  Finance        2002      189,260     155,000     12,124        12,000          22,500
WRC Media                              2001      175,000      60,000      4,813        12,000          15,000

Ralph Caulo                            2003      414,950        --         --            --            93,762
Non-Executive Vice Chairman            2002      336,231     100,000       --            --            93,762
WRC Media                              2001      350,000        --         --            --            53,762

Robert S. Lynch                        2003      445,500     215,500     12,000        12,000          167,523
Former Director, Chief
  Operating Officer, WRC Media (g)     2002      462,635     400,000     12,500        12,000          167,523
                                       2001      425,000     400,000      8,500        12,000          12,000

Robert J. Jackson                      2003      304,279        --       12,000          --            17,168
President,World Almanac
  Educaton Group (h)                   2002      250,885        --       12,500     92,285 (e,f)       17,168
WRC Media                              2001        --           --         --        241,806 (f)        7,168

Emily Swenson                          2003    41,156 (d)       --         --          2,500            5,000
President, Weekly
  Reader Corporation



SUMMARY COMPENSATION TABLE
                                                  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                      ------------------------------------------------------
                                                     % OF TOTAL
                                                    OPTIONS/SARS
                                                     GRANTED TO    EXERCISE    GRANT DATE
                                       INDIVIDUAL     EMPLOYEES       PRICE     FAIR VALUE
NAME AND PRINCIPAL POSITION             GRANTS     IN FISCAL YEAR   ($/Sh)       ($/Sh)
---------------------------             ------     --------------   ------       ------

Martin E. Kenney, Jr.
Director, Chief Executive Officer
WRC Media

Richard Nota                             5,000          14%          18.60        0.00
Senior Vice President,  Finance
WRC Media

Ralph Caulo
Non-Executive Vice Chairman
WRC Media

Robert S. Lynch
Former Director, Chief
  Operating Officer, WRC Media (g)


Robert J. Jackson
President,World Almanac
  Educaton Group (h)
WRC Media

Emily Swenson                            5,000          14%          18.60        0.00
President, Weekly
  Reader Corporation


(a)  Represents bonuses paid in 2001, 2002 and 2003.

(b)  Represents the company contribution to the 401(k) retirement savings plan.

(c)  Represents 2000 - 2003 stock option awards issued.

(d)  Represents partial year from October 15 through December 31, 2003

(e)  Represents vehicle allowance paid.

(f)  Represents consulting fees paid.

(g) Mr. Lynch resigned from WRC Media in 2003. Mr. Lynch received severance and other separation benefitis of approximately $1.5 million.

(h) Mr. Jackson resigned from World Almanac Educaton Group in 2004. Mr. Jackson received severance benfefits of approximately $0.3 million.

DIRECTOR COMPENSATION

Our directors do not receive compensation, except as officers or employees.

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                        BENEFICIAL OWNERSHIP OF WRC MEDIA

The following tables list, as of the date of this current report, information known to us regarding the beneficial ownership of WRC Media common stock by:

     o each person known by WRC Media to be the beneficial owner of more than 5% of the outstanding WRC Media common stock;

     o each of the directors and the executive officers listed under "Executive Compensation;" and

     o all directors and the executive officers listed under "Management--Executive Compensation," as a group.

As of the date of this current report, the total number of outstanding shares of WRC Media common stock was 7,008,406. In addition there were 741,096 exercisable options to purchase shares of WRC Media common stock outstanding on that date. Except as otherwise noted, the persons named in the tables have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information concerning beneficial ownership is based on statements furnished to us by the beneficial owners and assumes that 7,008,406 shares of common stock have been issued and are outstanding.

                                              WRC MEDIA COMMON STOCK


                                                                          Amount and Nature
                                                                            of Beneficial
 Common Stock            Name and Address of Beneficial Owner              Ownership (a)       Percent of Class (a)
 ------------            ------------------------------------              -------------       --------------------

                EAC III
                c/o Ripplewood Holdings L.L.C.
                1 Rockefeller Plaza, 32nd Floor
                New York, NY 10020.....................................     5,611,590 (b)              72.4%

                SGC Partners II LLC
                1221 Avenue of the Americas
                New York, NY 10020.....................................     1,694,039                  21.9%

                EAC IV, L.L.C.
                c/o Ripplewood Holdings L.L.C.
                1 Rockefeller Plaza, 32nd Floor
                New York, NY 10020.....................................     5,611,590 (c)              72.4%

                Timothy C. Collins.....................................     5,611,590 (d)              72.4%

                Charles L. Laurey......................................     5,613,226 (e)              72.4%

                D. Ronald Daniel.......................................     5,611,590 (f)              72.4%

                David M. Malcolm.......................................     1,694,039 (g)              21.9%

                WRC MEDIA INC.
                512 Seventh Avenue, 22nd Floor
                New York, NY  10018

                Martin E. Kenney, Jr...................................       340,422 (h)               4.4%

                Ralph D. Caulo.........................................       101,826 (i)               1.3%

                Richard Nota...........................................        32,876 (j)               *

                Weekly Reader Corporation
                512 Seventh Avenue, 22nd Floor
                New York, NY  10018

                Emily Swenson..........................................         5,000 (k)               *



                All directors of WRC Media and the  executive  officers
                listed under "Management" as a group...................     7,749,502 (d)-(k)         100.0%

*  Represents holdings of less than 1%.

(a) Calculated excluding all shares issuable pursuant to options except, as to each person, the shares issuable to that person pursuant to options immediately exercisable or exercisable within 60 days from the date of this current report.

(b) Represents 4,870,494 shares held directly and 741,096 shares held indirectly through its rights granted to it under the management shareholder agreements entered into by some executives of WRC Media, Weekly Reader and CompassLearning. For a description of these agreements, see "Certain Relationships and Related Transactions--Management Shareholder Agreements." Each of EAC IV L.L.C., Co-Investment Partners, L.P., The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company and Blue Ridge Investments, L.L.C., an affiliate of Bank of America, N.A. owns 41.4%, 10.3%, 6.8%, 3.4% and 0.4%, respectively, of the beneficial ownership in WRC Media EAC III.

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

(d) Represents 5,611,590 shares beneficially owned through Mr. Collins' position as Senior Managing Director and Chief Executive Officer of Ripplewood Holdings L.L.C. which is the general partner of Ripplewood Partners, L.P. which controls EAC III.

(e) Represents 1,636 shares held directly and 5,611,590 shares beneficially owned through Mr. Laurey's position as Managing Director of Ripplewood Holdings L.L.C. which is the general partner of Ripplewood Partners, L.P. which controls EAC III.

(f) Represents beneficial ownership of 5,611,590 shares through Mr. Daniel's position as the Non-executive chairman of Ripplewood Holdings L.L.C., which is the general partner of Ripplewood Partners, L.P., which controls EAC III.

(g) Represents beneficial ownership of 1,694,039 shares through Mr. Malcolm's position as President and Chief Executive Officer of SG Capital partners LLC, which is the general partner of SG Merchant Banking Fund L.P., which controls SGC Partners II LLC.

(h) Represents 16,128 shares held directly and 324,294 shares issuable upon exercise of options granted under a management share and his employment agreement.

(i) Represents 8,064 shares held directly and 93,762 shares issuable upon exercise of options to be granted under Mr. Caulo's consulting agreements and employment with WRC Media.

(j) Represents 5,376 shares held directly and 27,500 shares issuable upon exercise of options granted under a management shareholder agreement.

(k) Represents 5,000 shares issuable upon exercise of options granted under an employment agreement.

BENEFICIAL OWNERSHIP OF WEEKLY READER COMMON STOCK

The following table lists, as of the date of this current report common stock, which consists of Weekly Reader's Class A and Class B non-voting common stock and Weekly Reader voting common stock, by:

     o each person known by Weekly Reader to be the beneficial owner of more than 5% of the outstanding Weekly Reader common stock;

     o each of the directors and the executive officers listed under "Management--Executive Compensation;" and

     o all directors and the executive officers listed under "Management" as a group.

As of the date of this annual report, no shares of Weekly Reader's class A and class B non-voting common stock are outstanding.

As of the date of this annual report, the total number of outstanding shares of Weekly Reader voting common stock was 2,830,000. Except as otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information concerning beneficial ownership is based on statements furnished to us by the beneficial owners and assumes that 2,830,000 shares of voting common stock have been issued and are outstanding.

                        WEEKLY READER VOTING COMMON STOCK

                                                                               Amount and Nature of          Percent
 Common Stock                       Name and Address                          Beneficial Ownership        of Class
 ------------                       ----------------                          --------------------        --------

                 WRC Media
                 c/o Ripplewood Holdings L.L.C.
                 1 Rockefeller Plaza, 32nd Floor
                 New York, NY 10020.....................................            2,685,670               82.6%**

                 PRIMEDIA, Inc.
                 745 Fifth Avenue
                 New York, NY 10151.....................................              144,330                4.4%**

                 DLJ Merchant Banking Partners II, L.P.
                 and affiliates
                 c/o DLJ Merchant Banking Partners
                 277 Park Avenue
                 New York, NY 10172.....................................              310,109 (a)            9.5%

                 TCW/Crescent Mezzanine Funds and affiliates
                 11100 Santa Monica Blvd., Suite 2000
                 Los Angeles, CA 90025..................................               56,383 (b)            1.7%

                 All directors and the executive  officers  listed under
                 "Management" as a group................................                    0                 *

*  Represents holdings of less than 1%.
**Percent of class calculated on a fully-diluted basis including warrants.

(a) Represents ownership by DLJ Merchant Banking Partners II, L.P. of 159,828 warrants to purchase Weekly Reader common stock; ownership by DLJ Merchant Banking Partners II-A, L.P. of 6,365 warrants to purchase Weekly Reader common stock; ownership by DLJ Offshore Partners II, C.V. of 7,860 warrants to purchase Weekly Reader common stock; ownership by DLJ Diversified Partners, L.P. of 9,344 warrants to purchase Weekly Reader common stock; ownership by DLJ Diversified Partners-A, L.P. of 3,470 warrants to purchase Weekly Reader common stock; ownership by DLJMB Funding II, Inc. of 32,605 warrants to purchase Weekly Reader common stock; ownership by DLJ Millennium Partners, L.P. of 2,584 warrants to purchase Weekly Reader common stock; ownership by DLJ Millennium Partners-A, L.P. of 504 warrants to purchase Weekly Reader common stock; ownership by DLJ EAB Partners, L.P. of 718 warrants to purchase Weekly Reader common stock; ownership by DLJ ESC II, L.P. of 34,182 warrants to purchase Weekly Reader common stock; ownership by DLJ First ESC, L.P. of 308 warrants to purchase Weekly Reader common stock; ownership by DLJ Investment Partners II, L.P. of 32,041 warrants to purchase Weekly Reader common stock; ownership by DLJ Investment Partners, L.P. of 14,238 warrants to purchase Weekly Reader common stock; and ownership by DLJIP Investment Partners II Holdings, L.P. of 6,062 warrants to purchase Weekly Reader common stock. Because these funds are under common control, each fund may be deemed to, for Federal securities law purposes, beneficially own the shares underlying the warrants held by all the other funds.

(b) Represents ownership by TCW/Crescent Mezzanine Partners II, L.P. of 27,231 warrants to purchase Weekly Reader common stock; TCW/Crescent Mezzanine Trust II 6,600 warrants to purchase Weekly Reader common stock; TCW Leveraged Income Trust, L.P. 5,638 warrants to purchase Weekly Reader common stock; TCW Leveraged Income Trust II, L.P. 5,638 warrants to purchase Weekly Reader common stock; Shared Opportunity Fund IIB, L.L.C. 1,879 warrants to purchase Weekly Reader common stock; and TCW Shared Opportunity Fund III, L.P. 9,397 warrants to purchase Weekly Reader common stock. Because these funds are under common control, each fund may be deemed to for Federal securities law purposes, beneficially own the shares underlying the warrants held by all the other funds.

BENEFICIAL OWNERSHIP OF COMPASSLEARNING COMMON STOCK

The following table lists, as of the date of this report, information known to us regarding the beneficial ownership of CompassLearning common stock by:

     o each person known by WRC Media to be the beneficial owner of more than 5% of the outstanding CompassLearning common stock;

     o each of the directors and the executive officers listed under "Management--Executive Compensation," and

     o all directors and executive officers listed under "Management" as a group.

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

                          COMPASSLEARNING COMMON STOCK

                                                                              Amount and Nature of          Percent
 Common Stock                       Name and Address                          Beneficial Ownership        of Class
 ------------                       ----------------                          --------------------        --------
                 WRC Media
                 512 Seventh Avenue, 22nd Floor
                 New York, NY 10018.....................................              10,000                 87.0%**

                 DLJ Merchant Banking Partners II, L.P.
                 and affiliates
                 c/o DLJ Merchant Banking Partners
                 277 Park Avenue
                 New York, NY 10172.....................................               1,098 (a)              9.6%**

                 All directors and the executive  officers  listed under
                 "Management" as a group................................                   0                  *

*  Represents holdings of less than 1%.
** Percent of class calculated on a fully-diluted basis including warrants.

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

PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENTS

In connection with the acquisition of CompassLearning, CompassLearning entered into a management agreement with Ripplewood Holdings L.L.C., and after the completion of the transactions (described in Note 1 to the Weekly Reader Corporation and Subsidiaries Financial Statements) Weekly Reader entered into a management agreement with Ripplewood Holdings L.L.C. The following summary of the material provisions of these management agreements is qualified in its entirety by reference to the management agreements as entered into or amended as of the date of this current report.

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

Under the terms of the Weekly Reader management agreement with Ripplewood Holdings L.L.C., Ripplewood Holdings L.L.C. provides to Weekly Reader management consulting and financial advisory services. As a result of the Weekly Reader management agreement and the amendment of the CompassLearning management agreement, CompassLearning and Weekly Reader agreed to reimburse Ripplewood Holdings L.L.C. for its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services and is obligated to pay to Ripplewood Holdings L.L.C. annual aggregate management fees for services to both CompassLearning and Weekly Reader totaling $950,000, payable quarterly. Ripplewood Holdings L.L.C. received payments under these agreements totaling $950,000 in 2003 and 2002 for services provided in 2002 and 2001. No payment has been made for the services provided in 2003. In 2003, management fees of $300,000 were waived by the Company's principal shareholder. The Company has accrued and unpaid management fees for 2003 of $650,000.

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

OPTION UPON TERMINATION. In the event that the employment of an executive who is party to a management shareholder agreement with WRC Media and EAC III with respect to WRC Media common stock is terminated for any reason, EAC III has the option to purchase all or any portion of the WRC Media common stock held by the executive at fair market value as determined under the terms of the management shareholder agreement. In addition, in the event that an executive's employment is terminated other than for good cause, as defined in the executive's employment agreement, or because of a notice of non-renewal given by the executive's employer, in the event of financial hardship as determined by the Board of Directors of WRC Media or because of death, the executive or the executive's estate has the right to require WRC Media to purchase any or all of the executive's WRC Media common stock, subject to exceptions and customary limitations, including but not limited to:

     o    our financial ability to finance the purchase with cash; or

     o    our ability to obtain third party financing on reasonable terms.

PART III

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") for the audit of the Company's annual financial statements for the years ended December 31, 2002 and 2003, and fees billed for other services rendered by Deloitte & Touche LLP during these periods.

                                           2002                2003
                                          -------           -------
                                                 (in thousands)

Audit                                        $521              $553
Audit Related                                   9                --
Tax                                            --                --
Other                                          26                33
       Total                              -------           -------
                                             $556              $586
                                          =======           =======

Audit fees for 2002 were for professional services rendered for the audits of the consolidated financial statements of the Company, reviews of quarterly financial statements, employee benefit plan audits and the audits of the financial statements of a subsidiary.

Audit Related fees for 2002 were for assurance services and due diligence related to acquisitions.

Other fees are related to employee benefit plan advisory services, which had been approved by the Audit Committee prior to May 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENT SCHEDULES:
WRC Media Inc. and Subsidiaries

(a) (2) FINANCIAL STATEMENT SCHEDULES:

Schedule II (a) - WRC Media Inc. Valuation and Qualifying Accounts for the Years Ended December 31, 2001, 2002 and 2003

Schedule II (b) - Weekly Reader Corporation Valuation and Qualifying Accounts for the years ended December 31, 2001, 2002 and 2003

SCHEDULE II (a)-WRC Media Inc.

                                                                               Adjustments
                                            ----------------------------------------------------------------------------------
                                              Opening Balance                                                Ending Balance
                                                 January 1              Expense           Write-offs          December 31
                                            ---------------------  ------------------  -----------------   -------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

2003                                         $    1,467                   758               (475)              $ 1,750
2002                                         $    1,942                   866             (1,341)              $ 1,467
2001                                         $    1,794                 1,093               (945)              $ 1,942


ALLOWANCES FOR SALES RETURNS
(As Restated)

2003                                         $    1,649                 2,239             (3,119)                $ 769
2002                                         $    2,165                 2,909             (3,425)              $ 1,649
2001                                         $    2,202                 3,909             (3,946)              $ 2,165


VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
(As Restated)
2003                                         $   84,655                15,805                 --              $100,460
2002                                         $   98,825                14,170                 --              $ 84,655
2001                                         $  119,631                20,806                 --              $ 98,825

SCHEDULE II (b)-Weekly Reader Corporation



                                               Opening Balance                                                Ending Balance
                                                  January 1              Expense           Write-offs          December 31
                                             ---------------------  ------------------  -----------------   -------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

2003                                          $      1,389                  488               (467)              $ 1,410
2002                                          $      1,543                1,187             (1,341)              $ 1,389
2001                                          $      1,561                  882               (900)              $ 1,543


ALLOWANCES FOR SALES RETURNS
(As Restated)

2003                                          $      1,649                2,239             (3,119)                $ 769
2002                                          $      2,165                2,909             (3,425)              $ 1,649
2001                                          $      2,202                3,909             (3,946)              $ 2,165


VALUATION ALLOWANCE FOR DEFFERED TAX ASSETS
(As Restated)
2003                                          $     57,503                1,886                 --              $ 59,389
2002                                          $     42,668               14,835                 --              $ 57,503
2001                                          $     18,444               24,224                 --              $ 42,668

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

INDEX TO EXHIBITS

Except as otherwise indicated, the following documents are incorporated herein by reference to the WRC Media Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

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

4.3 Amended Certificate of Designations, Preferences and Rights of 15% Senior Preferred Stock due 2011 and 15% Senior Preferred Stock due 2001 of WRC Media Inc.

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

10.9 Transitional Services Agreement dated as of November 17, 1999, among Primedia Inc., WRC Media Inc. and Weekly Reader Corporation

10.10 Shareholder Agreement dated as of the 17th day of November, 1999 among EAC III L.L.C., Therese K. Crane and WRC Media Inc.

10.11 Shareholder Agreement dated as of the 17th day of November, 1999 among EAC III L.L.C., Peter Bergen, Larry Rutkowski, Al De Seta, Robert Jackson, Kenneth Slivken and WRC Media Inc.

10.11.1 Shareholder Agreement dated as of January 1, 2000 among EAC III L.L.C., Lester Rackoff, Sandy Maccarone, Ted Kozlowski, Eric Ecker, Terry Bromberg, Gerald Adams, Linda Hein, Janice Bailey, David Press, Cindy Buckosh, Robert Famighetti, Ken Park and WRC Media Inc.

10.12 Shareholder Agreement dated as of the 17th day of November, 1999 among EAC III L.L.C., Martin Kenney and WRC Media Inc.

10.13 Preferred Stock and Warrants Subscription Agreement dated November 17 between WRC Media Inc., Weekly Reader Corporation, CompassLearning, Inc. and the other signatories thereto

EXHIBIT
NUMBER             DESCRIPTION OF DOCUMENT
------             -----------------------

10.14 Management Agreement dated as of November 17, 1999 among Ripplewood Holdings L.L.C. and CompassLearning, Inc.

10.15 Management Agreement dated as of November 17, 1999 among Ripplewood Holdings L.L.C. and Weekly Reader Corporation

10.16    ChildU Merger Agreement

10.17    Stockholder's Agreement With New WRC Media (ChildU) shareholders

10.18    ChildU Escrow Agreement

10.19    Amended and Restated Credit Agreement

10.20    Lindy Asset Purchase Agreement

10.21    ThinkBox Agreement

10.22 First-Lien Credit Agreement (filed as Exhibit 99.1 with the Form 10-Q report filed on May 14, 2004)

10.23 Second-Lien Credit Agreement (filed as Exhibit 99.2 with the Form 10-Q report filed on May 14, 2004)

12       Cash Interest Expense Calculation

12.1     Statement Regarding Ratios of Earnings to Fixed Charges Computations

21.1     List of Subsidiaries of the Registrants

23.1     Consent of Cravath, Swaine & Moore (included in its opinion filed as
         Exhibit 5.1)

23.2     Consent of Simba Information Inc.

25.1 Statement of Eligibility of Bankers Trust Corporation under the Trust Indenture Act of 1939, as amended, on Form T-1

27.1*    Financial Data Schedule--WRC Media & its subsidiaries

27.2*    Financial Data Schedule--Weekly Reader Corporation & subsidiaries

27.3*    Financial Data Schedule--CompassLearning, Inc.

31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002--WRC Media Inc.

31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002--WRC Media Inc.

31.3* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002--Weekly Reader Corporation

31.4* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002--Weekly Reader Corporation

31.5* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002--CompassLearning, Inc.

32.1* Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - WRC Media Inc.

32.2* Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CompassLearning, Inc.

32.3* Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Weekly Reader Corporation

99.2 Letter of Transmittal for Tender of 12 3/4% Senior Subordinated Notes Due 2009 of WRC Media Inc., Weekly Reader Corporation, and CompassLearning, Inc.

99.3 Notice of Guaranteed Delivery for Tender of 12 3/4% Senior Subordinated Notes Due 2009 of WRC Media Inc., Weekly Reader Corporation, and CompassLearning, Inc.

99.5 Notice of Withdrawal of Tender of 12 3/4% Senior Subordinated Notes Due 2009 of WRC Media Inc., Weekly Reader Corporation, and CompassLearning, Inc.

EXHIBIT
NUMBER             DESCRIPTION OF DOCUMENT
------             -----------------------

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

99.9 Form of Letter to Clients for 12 3/4% Senior Subordinated Notes Due 2009 of WRC Media Inc.

99.11 Guidelines for Certification of Taxpayer Identification Number on Substitute Form 99

*          Filed herewith.

(b) REPORTS ON FORM 8-K

1. Form 8-K, filed November 14, 2003, reporting operating results for the quarter ended September 30, 2003.

2. Form 8-K, filed November 18, 2003, reporting the transcript of an investor conference call held November 17, 2003.

3. Form 8-K, filed December 15, 2003, reporting the SEC inquiry concerning relating to WRC Media's reserve for bad debt expenses in the first quarter of 2003, revenue recognition for the fourth quarter of 2002 and certain other of the Company's financial policies and practices.

4. Form 8-K, filed January 7, 2004, reporting received a waiver until March 31, 2004 from the lenders under its credit agreement for its expected non-compliance with certain financial covenants as of December 31, 2003.

5. Form 8-K, filed January 29, 2004, reporting its preliminary and unaudited condensed consolidated financial results for its full year 2003.

6. Form 8-K, filed March 22, 2004, reporting in connection with the audit of the Company's 2003 consolidated financial statements, that it decided to restate its previously audited consolidated balance sheets as of December 31, 2001 and 2002, and the related statements of stockholders' deficit and operations for the years ended December 31, 2001 and 2002, and to amend its 2003 unaudited financial results that were previously disclosed in a Form 8-K furnished to the SEC on January 29, 2004.

7. Form 8-K, filed March 24, 2004, reporting that we believe that upon furnishing our audited 2003 financial statements to the holders of our 12 3/4% Senior Subordinated Notes due 2009 and filing such statements with the SEC, we will be in compliance with the information requirements of the indenture for these Notes, but that our independent auditors intended to include in their audit opinion for our 2002 and 2003 financial statements an explanatory paragraph to the effect that the potential claim that we are in breach of the indenture's requirements to furnish audited financial statements for 2001 or a potential attempt to accelerate the payment of such Notes, together with uncertainty as to the timing or ability to complete a reaudit of the 2001 financial statements and to furnish an auditors' report as required by the indenture in order to obviate such a claim, raises substantial doubt about our ability to continue as a going concern.

8. Form NT 10-K, filed March 30, 2004, reporting notification of inability to timely file Form 10-K 405, 10-K, 10-KSB 405, 10-KSB, 10-KT, or 10-KT405.

9. Form NT 10-K/A, filed March 30, 2004, reporting Amend Notification of inability to timely file Form 10-K 405, 10-K, 10-KSB 405, 10-KSB, 10-KT, or 10-KT405.

10. Form 8-K, filed March 31, 2004, reporting as disclosed in our Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 22, 2004, and in our Form 8-K filed with the SEC on March 24, 2004, in connection with the audit of our 2003 consolidated financial statements, we have restated our previously audited consolidated balance sheets as of December 31, 2001 and 2002, and the related statements of stockholders' deficit and operations for the years ended December 31, 2001 and 2002. The restatement primarily relates to (i) correction of errors made in the application of GAAP and (ii) correction of certain of the Company's historical accounting policies to conform to accounting principles generally accepted in the United States ("GAAP").

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 15, 2004
                                            WRC MEDIA INC.

                                            By: /s/ MARTIN E. KENNEY, JR.
                                            ----------------------------
                                            Name: Martin E. Kenney, Jr.
                                            Title: CHIEF EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THIS 15TH DAY OF JUNE, 2004.

            SIGNATURE                                TITLE
            ---------                                -----

*
---------------------------------        Director/Chief Executive Officer
Martin E. Kenney, Jr.

*
---------------------------------                    Director
Peter E. Berger

*
---------------------------------                    Director
David Burgstahler

*
---------------------------------           Non-Executive Vice-Chairman
Ralph D. Caulo

*
---------------------------------                    Director
Timothy C. Collins

*
---------------------------------                    Chairman
D. Ronald Daniel

*
---------------------------------               Director/Secretary
Charles L. Laurey

*
---------------------------------                    Director
David M. Malcolm

*
---------------------------------         Senior Vice President, Finance
Richard Nota

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 15, 2004

                                                WEEKLY READER CORPORATION

                                                By:  /s/ Martin E. Kenney, Jr.
                                                ----------------------------
                                                Name: Martin E. Kenney, Jr.
                                                Title: Executive Vice President


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THIS 15TH DAY OF JUNE, 2004.

            SIGNATURE                            TITLE
            ---------                            -----

*
-------------------------------        Director/ Executive Vice President
Martin E. Kenney, Jr.

*
-------------------------------                     Director
Peter E. Berger

*
-------------------------------                     Director
David Burgstahler

*
-------------------------------                     Chairman
D. Ronald Daniel

*
-------------------------------            Non-Executive Vice Chairman
Ralph D. Caulo

*
-------------------------------                     Director
Timothy C. Collins

*
-------------------------------                Director/Secretary
Charles L. Laurey

*
-------------------------------                     Director
David M. Malcolm

*
-------------------------------          Senior Vice President, Finance
Richard Nota

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 15, 2004

                                              COMPASSLEARNING, INC.

                                              By: /s/ MARTIN E. KENNEY, JR.
                                              ----------------------------
                                              Name: Martin E. Kenney, Jr.
                                              Title: CHIEF EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THIS 15TH DAY OF JUNE, 2004.

              SIGNATURE                                      TITLE
              ---------                                      -----


----------------------------------           Director/Chief Executive Officer
Martin E. Kenney, Jr.
*

*
----------------------------------                       Director
Peter E, Berger

*
----------------------------------                       Director
David Burgstahler

*
----------------------------------              Non-Executive Vice Chairman
Ralph D. Caulo

*
----------------------------------                       Director
Timothy C. Collins

*
----------------------------------                       Director
D. Ronald Daniel

*
----------------------------------                  Director/Secretary
Charles L. Laurey

*
----------------------------------                       Director
David M. Malcolm