Form 10-Q/A
period 2004-03-31
WRC MEDIA INC
filed 2004-07-29
CIK 1102329

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

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12-months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      |X| Yes  |_| No
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act.
      |_| Yes  |X| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
--------------------------------------------------------------------------------
TITLE OF CLASS                   |  NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
12 3/4% Senior Subordinated
Notes due 2009                   |  OVER-THE-COUNTER MARKET
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This Form 10-Q/A is being filed for the purpose of amending Items 1, 2 and 4 of
Part I and Item 6 of Part II of Form 10-Q to reflect the restatement of the Company's results of operations for the three month periods ended March 31, 2004 and 2003 and the restatement of the Company's balance sheets as of March 31, 2004 and December 31, 2003. Refer to Item 1. Consolidated Financial Statements -WRC Media Inc. and Subsidiaries - Note 17 Restatement and Item 1. Consolidated Financial Statements- Weekly Reader Corporation and Subsidiaries - Note 15 Restatement.

On May 14, 2004 the Company filed its quarterly report on Form 10-Q for the period ended March 31, 2004, prior to the completion of the reaudit of the Company's 2001 consolidated financial statements.

On June 15, 2004, the Company filed its annual report on Form 10-K that included its consolidated financial statements for December 31, 2001, 2002 and 2003, which had been restated to correct certain accounting errors. Certain errors identified in the reaudit that impacted the Company's consolidated financial statements for 2001, 2002 and 2003 were not reflected in the Company's original quarterly report for the period ended March 31, 2004. Accordingly, the Company has amended its previously reported condensed consolidated financial statements for the three month periods ended March 31, 2003 and 2004 and its December 31, 2003 balance sheet to correct these errors.

This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I and Item 6 of
Part II of the original Form 10-Q, and no other information included in the original Form 10-Q is amended hereby.

The Company did not amend its quarterly reports on Form 10-Q for periods affected by the restatement that ended prior to March 31, 2004, and the financial statements and related financial information contained in such reports should no longer be relied upon.

All referenced amounts in this Form 10-Q/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

PART 1                                      FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        WRC MEDIA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in thousands, except share and per share data)
                                  (Unaudited)

                                                                          December 31,     March 31,
                                                                              2003           2004
                                                                         -------------   -------------
                                                                         (As restated    (As restated
ASSETS                                                                   See Note 17)     See Note 17)
Current Assets:
     Cash and cash equivalents                                             $   1,432       $   6,372
     Accounts receivable (net of allowance for doubtful accounts
     and sales returns of $2,519 and $2,391, respectively)                    30,027          25,758
     Inventories                                                              16,652          15,213
     Prepaid expenses                                                          3,367           3,165
     Other current assets (including restricted assets of $1,006
      and $910, respectively)                                                  1,889           1,564
                                                                           ---------       ---------

       Total current assets                                                   53,367          52,072

Property and equipment, net                                                    5,792           5,084
Capitalized software, net                                                      7,293           7,414
Goodwill                                                                     241,324         241,324
Deferred financing costs, net                                                  5,675           9,548
Other intangible assets, net                                                  76,860          74,040
Other assets                                                                  29,896          32,097
                                                                           ---------       ---------

       Total assets                                                        $ 420,207       $ 421,579
                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                      $  16,963       $  13,960
     Accrued payroll, commissions and benefits                                 9,356           7,773
     Current portion of deferred revenue                                      35,900          27,559
     Other accrued liabilities                                                17,166          20,345
     Current portion of long-term debt                                         8,477            --
                                                                           ---------       ---------

       Total current liabilities                                              87,862          69,637

Deferred revenue, net of current portion                                         959             990
Deferred tax liabilities                                                      10,800          11,525
15% senior preferred stock,
   including accrued dividends and accretion of warrant value
   (5,701,360 shares outstanding), (Liquidation preference of $143,835)         --           136,138
Long-term debt                                                               262,925         292,844
                                                                           ---------       ---------

       Total liabilities                                                     362,546         511,134
                                                                           ---------       ---------

Commitments and contingencies

15% senior preferred stock, including accrued dividends
   and accretion of warrant value (5,508,080 shares outstanding)             130,701            --

Warrants on common stock of subsidiaries                                      11,751          11,751

Common stock subject to redemption                                               940             940
                                                                           ---------       ---------

Stockholders' deficit:
     Common stock, ($.01 par value, 20,000,000 shares authorized;
     7,008,406 shares outstanding in 2003 and 2004)                               70              70
     18% convertible preferred stock, ($.01 par value, 750,000 shares
     authorized, 547,980 and 572,639 outstanding, respectively)               21,919          22,905
     Additional paid-in capital                                              131,753         131,753
     Accumulated other comprehensive loss                                     (1,899)         (1,899)
     Accumulated deficit                                                    (237,574)       (255,075)
                                                                           ---------       ---------

       Total stockholders' deficit                                           (85,731)       (102,246)
                                                                           ---------       ---------

       Total liabilities and stockholders' deficit                         $ 420,207       $ 421,579
                                                                           =========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WRC MEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)
                             (Amounts in thousands)

                                                                 2003           2004
                                                             ------------   ------------
                                                             (As Restated   (As Restated
                                                             See Note 17)   See Note 17)
Revenue, net                                                   $ 47,038       $ 42,760

Cost of goods sold                                               13,273         12,920
                                                               --------       --------

Gross profit                                                     33,765         29,840
                                                               --------       --------

Costs and expenses:
     Sales and marketing                                         11,481         11,555
     Research and development                                       711            747
     Distribution, circulation and fulfillment                    3,510          3,552
     Editorial                                                    2,579          2,873
     General and administrative                                   5,642          7,121
     Restructuring costs and other non-recurring expenses           480             65
     Depreciation                                                   622            431
     Amortization of intangible assets                            4,317          4,219
                                                               --------       --------

     Total operating costs and expenses                          29,342         30,563
                                                               --------       --------

Income (loss) from operations                                     4,423           (723)

Interest expense, including amortization
of deferred financing costs                                      (7,132)       (14,502)
Other expense, net                                                 (231)          (250)
                                                               --------       --------

Loss before income tax provision                                 (2,940)       (15,475)

Income tax provision                                                813            802
                                                               --------       --------

Net loss                                                       $ (3,753)      $(16,277)
                                                               ========       ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        WRC MEDIA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)
                             (Amounts in thousands)


                                                                                    2003            2004
                                                                                ------------    ------------
                                                                                (As Restated    (As Restated
                                                                                See Note 17)    See Note 17)
Cash flows from operating activities:

Net loss                                                                         $  (3,753)      $ (16,277)

Adjustments to reconcile net loss to net cash used in operating activities:
     Deferred income tax provision                                                     725             725
     Depreciation and amortization                                                   5,662           5,163
     Accrual of manditorily redeemable preferred stock dividends                      --             5,199
     Amortization of debt discount                                                     107             120
     Amortization of deferred financing costs                                          355           2,266
Changes in operating assets and liabilities:
     Accounts receivable                                                             5,553           4,269
     Inventories                                                                       945           1,439
     Prepaid expenses and other current assets                                      (1,177)            527
     Other noncurrent assets                                                        (4,638)         (3,601)
     Accounts payable                                                               (5,481)         (3,002)
     Deferred revenue                                                               (8,491)         (8,310)
     Accrued liabilities                                                             2,492           1,595
                                                                                 ---------       ---------

Net cash used in operating activities                                               (7,701)         (9,887)
                                                                                 ---------       ---------

Cash flows from investing activities:
     Purchase of property and equipment                                               (112)           (144)
     Capitalized software                                                             (898)           (634)
     Landlord reimbursement for leasehold improvements                                --               421
     Proceeds from the disposition of property and equipment                             4            --
                                                                                 ---------       ---------

Net cash used in investing activities                                               (1,006)           (357)
                                                                                 ---------       ---------

Cash flows from financing activities:
     Proceeds from revolving line of credit                                          7,000          18,000
     Repayments of revolving line of credit                                         (2,000)        (23,000)
     Repayment of senior bank debt                                                  (1,834)       (118,678)
     Deferred financing fees                                                          --            (6,138)
     Proceeds from issuance of long-term debt                                         --           145,000
     Purchase of common stock subject to redemption                                    (25)           --
                                                                                 ---------       ---------

Net cash provided by financing activities                                            3,141          15,184
                                                                                 ---------       ---------

(Decrease) increase in cash and cash equivalents                                    (5,566)          4,940

Cash and cash equivalents, beginning of period                                       9,095           1,432
                                                                                 ---------       ---------

Cash and cash equivalents, end of period                                         $   3,529       $   6,372
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

These condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto as reported in the Company's Annual Report on Form 10-K dated June 15, 2004. The operating results for the three-month periods ended March 31, 2003 and 2004 are not necessarily indicative of the results that may be expected for a full year.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that is the primary beneficiary of the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The adoption of FIN 46R, effective March 31, 2004, did not have any effect on the Company's consolidated financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company beginning January 1, 2004. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of this statement required the Company to reclassify its 15% Senior Preferred Stock from the mezzanine section of the balance sheet to long-term liabilities at March 31, 2004. Effective January 1, 2004 dividend payments for the 15% Senior Preferred Stock ("15% Senior Preferred") are recorded as interest expense in the consolidated statement of operations. The adoption of this statement did not result in any adjustment to the book value of its 15% Senior Preferred as of January 1, 2004 as book value approximated fair value at January 1, 2004. For the three-months ended March 31, 2004 the Company recognized $5,199 of accrued dividends on 15% Senior Preferred as interest expense.

On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106." It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The majority of the provisions of this statement apply to financial statements issued for fiscal years ending after December 15, 2003. The Company has adopted such disclosure provisions (See Note 15).

4.       SEGMENT INFORMATION

The Company has four reporting segments: Weekly Reader, World Almanac, American Guidance Service ("AGS"), and CompassLearning and ChildU ("Compass/ChildU"). This classification reflects the nature of the Company's organizational structure by which the chief operating decision-maker reviews and assesses the operating performance of the reporting segment and allocates corporate resources.

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

         o Compass/ChildU produce research-based technology learning solutions, including web-based e-learning solutions that bring into being educational assessment, curriculum and management tools for grades Pre-K through 12, all of which are aligned to local, state and national standards.

Information regarding the operations of the Company's reporting segments is set forth below. Parent Company expenses and assets not allocated are included in corporate. WRC Media evaluates segment performance based on several factors, of which the primary financial measure is operating income (loss).

                                                      Weekly     World                Compass/
                                                      Reader    Almanac      AGS       ChildU    Corporate   Eliminations    Total
                                                      ------    -------      ---       ------    ---------   ------------    -----
Three months ended March 31, 2004
---------------------------------

Net Revenue                                           10,114     11,881     12,433      8,332        --            --        42,760
Income/ (loss) from operations                         1,900      1,370      1,538     (4,590)       (941)         --          (723)
Depreciation and amortization                            132        486      1,986      1,619         940          --         5,163
Restructuring costs and other non-recurring items       --         --         --           64           1          --            65
Assets                                                50,472     98,295    184,204     59,146     275,362      (245,900)    421,579
Capital expenditures                                      34         20         60         25           5                     144

Three months ended March 31, 2003
---------------------------------

Net Revenue                                           10,497     12,593     11,729     12,219        --            --        47,038
Income/ (loss) from operations                         2,689      2,295      1,881     (1,147)     (1,295)         --         4,423
Depreciation and amortization                            185        557      1,792      2,188         940          --         5,662
Restructuring costs and other non-recurring items       --         --         --         --           480                     480
Assets                                                53,049     91,727    168,385     54,751     258,813      (199,349)    427,376
Capital expenditures                                      67         24         16          3           2                       112

5.       RESTRUCTURING COSTS AND OTHER NON-RECURRING EXPENSES

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

Components of the Company's restructuring plan initiated in the fourth quarter of 2002 are shown in the following table.

                                      Balance at        Additional                           Balance at
                                   December 31, 2003     Charges         Amounts Paid      March 31, 2004
                                   -----------------     -------         ------------      --------------
Severance and other benefits            $   32            $ --              $  (32)            $ --
Lease terminations                       3,243                65              (415)             2,893
                                        ------            ------            ------             ------
Total                                   $3,275            $   65            $ (447)            $2,893
                                        ======            ======            ======             ======

6.       STOCK-BASED COMPENSATION

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

                                                        Three-Months Ended March 31,
                                                            2003           2004
                                                          --------       --------
Net loss, as reported                                     $ (3,753)      $(16,277)
Deduct:  Total stock-based employee compensation
expense determined under the fair value based method
for all awards, net of related tax effects                     (46)            (4)
                                                          --------       --------
Pro forma net loss                                        $ (3,799)      $(16,281)
                                                          ========       ========

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

7.       DEBT

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

8.       FINANCIAL INSTRUMENTS

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

9.       INVENTORIES

Inventories as of December 31, 2003 and March 31, 2004 are as follows:

                                                  December 31,     March 31,
                                                      2003           2004
                                                  ------------     ---------
Finished goods                                      $16,533         $15,112
Raw materials                                           119             101
                                                    -------         -------
                                                    $16,652         $15,213
                                                    =======         =======

10.      GOODWILL AND TRADEMARKS

At December 31, 2003 and March 31, 2004, goodwill and indefinite lived intangibles are as follows:

                                                  December 31,     March 31,
                                                     2003            2004
                                                  ------------     ---------

Goodwill                                           $241,324        $241,324
Long Lived Assets - Trademarks and copyrights        23,772          23,772
                                                   --------        --------
                                                   $265,096        $265,096
                                                   ========        ========

There were no changes in goodwill and indefinite lived intangible assets during the three-months ended March 31, 2004.

The Company recorded non-cash deferred income tax expense of $725 during the three-months ended March 31, 2003 and 2004, for taxable temporary differences that will not reverse prior to expiration of the Company's net operating loss carryforward periods. Book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002 upon the Company's adoption of SFAS No. 142, however the Company continues to amortize these assets for tax purposes. As a result, the Company will have deferred tax liabilities that will arise each quarter as the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record an additional $2,175 to increase deferred tax liabilities during the remaining nine months of 2004.

11.      OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill and indefinite lived intangible are as follows:

                                                      ------------------------------------    ------------------------------------
                                                               December 31, 2003                         March 31, 2004
                                                      ------------------------------------    ------------------------------------
                                                                  Accumulated                             Accumulated
                                    Useful Lives       Gross      Amortization      Net        Gross      Amortization       Net
                                    ------------      --------    ------------    --------    --------    ------------    --------
Customer Lists                        6-15 yrs        $ 48,600      $ (24,948)    $ 23,652    $ 48,600      $ (26,390)    $ 22,210
Copyrights                            10-20 yrs         30,800         (6,462)      24,338      30,800         (6,854)      23,946
Software                              3-5 yrs           14,789        (10,027)       4,762      14,789        (10,980)       3,809
Trademark                             4-10 yrs             200            (82)         118         200            (87)         113
Distributor relationships             6 yrs                700           (482)         218         700           (510)         190
                                                      --------      ---------     --------    --------      ---------     --------
                            Total:                    $ 95,089      $ (42,001)    $ 53,088    $ 95,089      $ (44,821)    $ 50,268
                                                      ========      =========     ========    ========      =========     ========

Included in other intangible assets, are trademarks and copyrights not subject to amortization, for which the total carrying amount was $23,772 at December 31, 2003 and March 31, 2004.

Amortization of intangibles for the three-months ended March 31, 2003 and 2004 was $3,114 and $2,820, respectively and is included in amortization of intangible assets on the condensed consolidated statement of operations. The estimated amortization expense for intangible assets subject to amortization for the next five years is as follows:

Remaining nine months of 2004 .............................     $ 7,111
2005 ......................................................       9,197
2006 ......................................................       6,843
2007 ......................................................       4,600
2008 ......................................................       3,461
2009 ......................................................       3,253
Thereafter ................................................      15,803

12.      COMMITMENTS AND CONTINGENCIES

The Company is a party to litigation arising in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on its results of operations and financial position, if any, for the disposition of these matters, will not be material.

The Securities and Exchange Commission ("SEC") is conducting a preliminary inquiry concerning the Company and has requested that the Company voluntarily provide the SEC with various documents and information, and that certain officers and employees of the Company voluntarily give testimony or be interviewed. The Company is cooperating fully with the SEC inquiry, and has continued to provide all documents, information and testimony requested by the SEC, and has arranged all interviews requested by the SEC with Company employees. The Company cannot predict the final outcome of this inquiry at this time.

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

13.      NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

In connection with the recapitalization and purchase of Weekly Reader during November 1999, the Company, Weekly Reader and CompassLearning as co-issuers, completed an offering of $152,000 of 12 3/4% Senior Subordinated Notes due 2009 (the "Old Notes"). In June 2000, the Old Notes were exchanged in full for $152.0 million of new 12 3/4% Senior Subordinated Notes due 2009 (the "Notes"), which have terms that are substantially identical to the Old Notes. Interest on the Notes is payable semi-annually, on May 15 and November 15 of each year. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of the Company, including CompassLearning, Inc., a wholly-owned subsidiary and Weekly Reader, a majority (94.9%) owned subsidiary of the Company (collectively, the "Subsidiary Guarantors").

The following tables present condensed consolidating financial information for WRC Media and the subsidiary guarantors as of and for the three-month periods ended March 31, 2003 and 2004 for: (1) WRC Media, (2) Weekly Reader, a majority-owned subsidiary, (3) CompassLearning, Inc., a wholly-owned subsidiary,
(4) ChildU, Inc. a wholly-owned subsidiary, and (5) the Company on a consolidated basis.

                                                                         SUBSIDIARY GUARANTORS
                                                                ---------------------------------------
                                                                  WEEKLY                                                    WRC
                                                     WRC          READER     COMPASSLEARNING                             MEDIA INC.
                                                  MEDIA INC.    CORPORATION        INC.        CHILDU     ELIMINATIONS  CONSOLIDATED
                                                  ----------    -----------  ---------------  ---------   ------------  ------------
                                                                             (IN THOUSANDS)
BALANCE SHEET AS OF  MARCH 31, 2004
Assets:
Current assets                                     $   2,725     $  73,782      $  14,533     $   9,196    $ (48,164)     $  52,072
Property and equipment, net                             --           4,391            555           138         --            5,084
Goodwill and other intangible assets, net            155,505       132,734         23,494         3,631         --          315,364
Other assets                                         109,473        31,912          5,136         2,463      (99,925)        49,059
                                                   ---------     ---------      ---------     ---------    ---------      ---------
Total assets                                       $ 267,703     $ 242,819      $  43,718     $  15,428    $(148,089)     $ 421,579
                                                   =========     =========      =========     =========    =========      =========

Liabilities and stockholders' deficit:
Current liabilities                                $ 109,838     $  37,895      $  44,369     $  16,226    $(138,691)     $  69,637
Redeemable preferred stock, plus accrued
  dividends                                          136,138       143,835           --            --       (143,835)       136,138
Long-term debt, less current portion                 147,844       292,844           --            --       (147,844)       292,844
Other liabilities                                      6,550         4,975            990          --           --           12,515
Warrants on common stock of subsidiaries              11,751          --             --            --           --           11,751
Common stock subject to redemption                       940          --             --            --           --              940
Stockholders' deficit                               (145,358)     (236,730)        (1,641)         (798)     282,281       (102,246)
                                                   ---------     ---------      ---------     ---------    ---------      ---------
Total liabilities and stockholders' deficit        $ 267,703     $ 242,819      $  43,718     $  15,428    $(148,089)     $ 421,579
                                                   =========     =========      =========     =========    =========      =========

                                                                         SUBSIDIARY GUARANTORS
                                                                ---------------------------------------
                                                                  WEEKLY                                                    WRC
                                                     WRC          READER     COMPASSLEARNING                             MEDIA INC.
                                                  MEDIA INC.    CORPORATION        INC.        CHILDU     ELIMINATIONS  CONSOLIDATED
                                                  ----------    -----------  ---------------  ---------   ------------  ------------
                                                                             (IN THOUSANDS)
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED MARCH 31, 2004

Revenue, net                                       $   --        $ 34,428       $  6,669      $  1,663     $   --         $ 42,760
Operating costs and expenses                            928        29,633         10,202         2,720         --           43,483
Interest expense, net                                11,918        12,748           --            --        (10,164)        14,502
Other (income) expense                                  253           197           --            --           (200)           250
Provision for income taxes                              609           158             35          --           --              802
                                                   --------      --------       --------      --------     --------       --------
Net loss                                           $(13,708)     $ (8,308)      $ (3,568)     $ (1,057)    $ 10,364       $(16,277)
                                                   ========      ========       ========      ========     ========       ========

CASH FLOW FOR THE THREE MONTHS
ENDED MARCH 31, 2004

Cash flow provided by (used in) operations         $     22      $(10,400)      $ (3,926)     $   (428)    $  4,845       $ (9,887)
Cash flow used in investing activities                 --            (119)          (120)         (118)        --             (357)
Cash flow provided by (used in) financing
  activities                                            (37)       15,468          4,046           552       (4,845)        15,184
Cash and cash equivalents at beginning of
  period                                                100         1,267              4            61         --            1,432
                                                   --------      --------       --------      --------     --------       --------
Cash and cash equivalents at end of period         $     85      $  6,216       $      4      $     67     $   --         $  6,372
                                                   ========      ========       ========      ========     ========       ========

                                                                         SUBSIDIARY GUARANTORS
                                                                ---------------------------------------
                                                                  WEEKLY                                                    WRC
                                                     WRC          READER     COMPASSLEARNING                             MEDIA INC.
                                                  MEDIA INC.    CORPORATION        INC.        CHILDU     ELIMINATIONS  CONSOLIDATED
                                                  ----------    -----------  ---------------  ---------   ------------  ------------
                                                                             (IN THOUSANDS)
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED MARCH 31, 2003

Revenue, net                                       $   --        $ 34,819       $ 11,246      $    973     $   --         $ 47,038
Operating costs and expenses                          1,409        27,839         12,006         1,361         --           42,615
Interest expense, net                                 5,262         6,822           --            --         (4,952)         7,132
Other (income) expense                                  237           194           --            --           (200)           231
Provision for income taxes                              608           190             15          --           --              813
                                                   --------      --------       --------      --------     --------       --------
Net loss                                           $ (7,516)     $   (226)      $   (775)     $   (388)    $  5,152       $ (3,753)
                                                   ========      ========       ========      ========     ========       ========

CASH FLOW FOR THE THREE MONTHS
ENDED MARCH 31, 2003

Cash flow provided by (used in) operations         $   (537)     $(12,739)      $    709      $     23     $  4,843       $ (7,701)
Cash flow used in investing activities                 --            (105)          (515)         (386)        --           (1,006)
Cash flow provided by (used in) financing
  activities                                            318         7,493           (194)          367       (4,843)         3,141
Cash and cash equivalents at beginning of
  period                                              1,154         7,819              4           118         --            9,095
                                                   --------      --------       --------      --------     --------       --------
Cash and cash equivalents at end of period         $    935      $  2,468       $      4      $    122     $   --         $  3,529
                                                   ========      ========       ========      ========     ========       ========

14.      RELATED PARTY TRANSACTIONS

Management Agreements

In connection with the acquisition of Weekly Reader and CompassLearning, the Company entered into management agreements with its principal shareholder. In accordance with the management agreements, the shareholder provides to Weekly Reader and CompassLearning management consulting and advisory services. As a result, Weekly Reader and CompassLearning are obligated to pay to the shareholder annual aggregate management fees for services to both Weekly Reader and CompassLearning totaling $950, which are payable quarterly.

In addition, the Company will reimburse the principal shareholder for reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services. During the three-month periods ended March 31, 2003 and 2004, the Company recognized general and administrative expense of $238 for management fees. At March 31, 2004, other accrued liabilities include approximately $888 of accrued management fees.

15.      PENSION BENEFITS

The following table provides components of net periodic benefit cost for the Company's defined benefit pension plan for the three-months ended March 31, 2003 and 2004:

                                                             Pension Benefits
                                                           --------------------
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
                                                           =====          =====

16.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                  Three-Months Ended March 31,
                                                  ----------------------------
                                                     2003              2004
                                                    ------            ------
Cash paid during the period for interest            $2,053            $2,676
Cash paid during the period for income taxes        $   88            $  114

Non-cash financing activities:
Preferred stock dividends accrued                   $5,314            $6,185 (1)
Accretion of preferred stock                        $  235            $  238

(1) During the quarter ended March 31, 2004, $5,199 of such preferred stock dividends have been recorded as interest expense in the statement of operations, resulting from the Company's adoption of SFAS 150 effective January 1, 2004.

17.      RESTATEMENT

In connection with the audit of the Company's 2003 consolidated financial statements and the reaudit of its 2001 consolidated financial statements, the Company has restated its previously audited consolidated balance sheets as of December 31, 2001, 2002 and 2003 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001, 2002 and 2003.

On May 14, 2004, the Company filed a Form 10-Q that included its condensed consolidated financial statements for the three-months ended March 31, 2003, which had been restated to correct certain accounting errors (the "Initial Restatement"). At that time, the Company announced that the reaudit of its 2001 financial statements was in progress and that completion of the reaudit could result in additional restatements to its financial statements. Subsequent to the Initial Restatement, the reaudit of the Company's 2001 consolidated financial statements was completed and identified additional errors that impacted the Company's financial statements for the three-month periods ended March 31, 2003 and 2004. Accordingly, the Company has restated its previously reported results as of December 31, 2003 and for the three-months ended March 31, 2003 and 2004 for the correction of these additional errors (the "Further Restatement").

In connection with the Initial Restatement, management had restated its financial statements for the quarter ended March 31, 2003 because it had incorrectly accounted for (i) the revenue recognition of a software and services sale in December 2002; (ii) the purchase price related to the ChildU acquisition in 2001 (iii) revenue recognition for distributor sales in 2001 and 2002; (iv) rent expense in 2001 and 2002; (v) other items including an adjustment relating the amortization period for certain capitalized prepublication costs .

Described below are the matters for which the Company has restated its condensed consolidated financial statements for the three months ended March 31, 2003 in connection with the Initial Restatement.

         o Software and Services Sale. In December 2002, the Company recorded a $1,860 receivable of revenue from the sale of educational software and services to a school district. Of this amount, $1,169 was recognized as revenue during the fiscal quarter ended December 31, 2002, and $691 was recorded as a deferred revenue liability as of December 31, 2002. Accrued sales commissions of $342 also were recorded. In the first quarter of 2003, this $1,169 of revenue previously recognized in December 2002 was offset by recording a bad debt reserve of $920 and by retaining an excess of $249 in the Company's allowance for doubtful accounts, which excess amount would have otherwise been reversed. The Company has concluded that the sale did not meet the criteria under GAAP for revenue recognition for the year ended December 31, 2002, and that it incorrectly recorded the related bad debt reserve and retained the excess allowance for doubtful accounts in 2003. The Company has corrected these errors by reversing these transactions. The net effect for the three-months ended March 31, 2003 was to decrease net loss by approximately $920. In addition, total assets increased by approximately $920 as of March 31, 2003.

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

In connection with the re-audit of the Company's 2001 consolidated financial statements, management determined that it had incorrectly accounted for the following items, which comprise the Further Restatement: (i) intangible assets acquired in 1999 in connection with the Company's acquisition of Weekly Reader;
(ii) acquisition reserves for acquisitions in 1999; (iii) its adoption of SFAS 142 and the preparation of its transitional impairment analysis; (iv) deferred tax liabilities recognized upon the adoption of SFAS 142; (v) Senior Preferred Stock dividends; and (vi) a number of other items which had been previously identified and collectively determined to be immaterial but which the Company has now decided to correct. In addition, the Company corrected certain errors in its disclosures regarding stock options granted to its employees.

Described below are the matters for which the Company has restated its condensed consolidated financial statements as of December 31, 2003 and for the three-months ended March 31, 2003 and 2004 in connection with the Further Restatement.

         o WRC Media Goodwill and Intangible Assets. In connection with the reaudit of the Company's 2001 consolidated financial statements, the Company reconsidered the assumptions used to determine the estimated fair value and economic lives of the intangible assets acquired in connection with the 1999 acquisition and recapitalization of Weekly Reader by WRC Media Inc. (the "1999 Intangible Assets"). The Company has determined that the original basis for estimating the fair value and economic lives of the intangible assets was a valuation report that the former owners of Weekly Reader had provided to WRC Media at the time of the 1999 acquisition. Accordingly, in 2004, the Company engaged a valuation consulting firm to assist management in assessing the fair values and economic lives of the 1999 Intangible Assets as of the acquisition date. As a result, certain estimated fair values and economic lives of the 1999 Intangible Assets have been revised. Accordingly, the Company has restated its financial statements to correctly state the estimated fair value and economic lives of the 1999 Intangible Assets acquired as of November 17, 1999. This had the effect of increasing goodwill by $36,238 and decreasing other intangibles in the aggregate by the same amount. Other intangible assets include Copyrights, Customer lists and Trademarks. Copyrights increased by $4,733 and their estimated useful life was amended from 10 years to approximately 20 years, Customer lists decreased by $13,680 and their estimated useful life decreased from 10 years to approximately 8.5 years and Trademarks decreased by $27,291 and their estimated useful life decreased from 40 years to approximately 39 years. In addition, the Company has restated its financial statements to correct amortization expense for goodwill and other intangible assets, which had the effect of reducing accumulated deficit as of December 31, 2003 by $13,508, and reducing amortization expense of intangible assets for the three-months ended March 31, 2003 and 2004 by $374 and $311, respectively.

         o        CompassLearning/Weekly Reader Additional Goodwill Reduction.
                  As discussed above the Company recorded certain reserves for a planned restructuring in connection with the acquisitions of CompassLearning and Weekly Reader. In connection with the reaudit of its 2001 consolidated financial statements the Company determined that it had incorrectly recorded reserves of $3,106 related to estimated liabilities it believed it had assumed at the date of such acquisitions. The Company concluded that the acquisition reserves associated with these liabilities should have been reversed in 1999. The estimated liabilities associated with the excess reserves included $1,522 of debt issuance costs, $1,157 of severance and consulting fees, primarily attributable to employees or consultants hired subsequent to the acquisition date, $362 of leasehold improvements for space to be occupied by employees of World Almanac Group and other administrative costs of $65. The Company determined that goodwill and the related acquisition reserves should be reduced by $3,106. The Company has restated its financial statements to correct for these errors. The net effect of such adjustments was to the accumulated deficit as of December 31, 2003 by $2,103 and to increase net loss for the three-months ended March 31, 2003 and 2004 by $56 and $50, respectively.

         o Goodwill and Long-lived Intangible Asset Impairment. On January 1, 2002, the Company adopted SFAS 142 for its goodwill and intangible assets. Upon adoption, the Company ceased amortization of goodwill and other indefinite lived intangible assets, which primarily consist of trademarks. As required by SFAS 142, the Company reviewed its indefinite lived intangibles (goodwill and trademarks) for impairment as of January 1, 2002. The Company has four reporting units with goodwill. Goodwill was tested for impairment at the reporting unit level. As a result, the Company recorded a transitional goodwill and indefinite lived intangible asset impairment charge of $72,022 at American Guidance Service, Inc. ("AGS") a subsidiary of Weekly Reader. This charge was reported as a cumulative effect of accounting change, as of January 1, 2002, in the consolidated statements of operations. In connection with the reconsideration of the assumptions used to determine the estimated fair value and economic lives of the 1999 Intangible Assets discussed above, the Company updated its transitional impairment analysis and determined that it had incorrectly calculated the fair value of its reporting units. Accordingly, the impairment charge of $72,022 at AGS was incorrect and not required. The Company's measurement of fair value was based on an evaluation of future discounted cash flows. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow evaluation considered several earnings scenarios and the likelihood of possible outcomes. Collectively, this evaluation was management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that corresponds to the Company's weighted-average cost of capital. This discount rate range assumed was consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the WRC Media's reporting units. Certain other key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including pre-publication costs, are based on reasonable estimates related to the Company's strategic initiatives and current market conditions. Such assumptions also are consistent with those utilized in the Company's annual planning process. The Company has restated its December 31, 2003 and March 31, 2004 balance sheets to correct for this error. The net effect of such adjustment was to increase goodwill and decrease accumulated deficit by $72,022 at December 31, 2003 and March 31, 2004.

         o Deferred Tax Liabilities. The Company recognized non-cash deferred income tax expense and a deferred tax liability of approximately $8,700 on January 1, 2002 in connection with its adoption of SFAS 142. The deferred tax liability relates to the excess of tax over book amortization of tax-deductible goodwill and trademarks since the timing of the reversal of this liability is indefinite, unless the related assets are sold or an impairment of the assets is recorded, and can no longer be offset by the Company's net operating loss carry-forwards, which expire within a statutory period. During 2003, the Company recorded additional deferred tax expense of $2,000. The non-cash deferred income tax expense recorded on January 1, 2002 was reduced to $5,200; a decrease of $3,500. The non-cash income tax expense recorded during the years ended December 31, 2002 and 2003 increased by $700 from $2,000 to $2,700 and by $900 from $2,000 to $2,900, respectively. The net effect of these corrections on the Company's balance sheet at December 31, 2003 was to decrease accumulated deficit and deferred tax liabilities by $1,900, respectively. The non-cash income tax expense recorded during the three-months ended March 31, 2003 and 2004 increased by $225. Total tax expense increased from $588 to $813 in the three-month period ended March 31, 2003 and from $577 to $802 in the three-month period ended March 31, 2004. These restatements are principally due to the revision of estimated fair value and economic lives of the 1999 Intangible Assets discussed above.

         o 15% Senior Preferred Stock due 2011. In 1999, the Company issued 3,000,000 shares of 15% Senior Preferred Stock due in 2011. The 15% Senior Preferred Stock accrued dividends at a rate of 15% per annum. The Certificate of Designation provides that the 15% Senior Preferred Stock was subject to a default or penalty dividend of 0.5% in the event of certain registration defaults. A penalty dividend was applicable from mid-August of 2000 through November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with that conclusion. The Company had not previously recorded this penalty dividend. The recording of the penalty dividends (and required compounding in subsequent periods) resulted in the Company increasing accrued dividends on 15% Senior Preferred Stock by $934 as of December 31, 2003 and by $30 and $35 during the three-months ended March 31, 2003 and 2004 respectively.

         o Segment Information. The Company previously disclosed one reportable segment. The Company now discloses four reportable segments.

         o Other. In connection with the re-audit of the Company's 2001 financial statements, the Company has made a number of other corrections to the financial statements, which collectively were immaterial.

Summarized below are the significant effects of the Restatement, which includes the Initial Restatement and the Further Restatement.


                                                                 March 31, 2004
                                                   ------------------------------------------
                                                   As Previously
                                                    Reported in      Further
                                                    May 14, 2004   Restatement
                                                     Form 10-Q     Adjustments    As Restated
                                                   -------------   -----------    -----------
ASSETS
Current Assets:
     Cash and cash equivalents                       $   6,372                     $   6,372
     Accounts receivable, net                           25,758                        25,758
     Inventories                                        15,213                        15,213
     Prepaid expenses                                    3,165                         3,165
     Other current assets                                1,564                         1,564
                                                     ---------      ---------      ---------

       Total current assets                             52,072           --           52,072

Property and equipment, net                              4,824      $     260          5,084
Capitalized software, net                                7,414                         7,414
Goodwill                                               143,149         98,175        241,324
Deferred financing costs, net                            8,856            692          9,548
Other intangible assets, net                            89,479        (15,439)        74,040
Other assets and investments                            32,649           (552)        32,097
                                                     ---------      ---------      ---------

       Total assets                                  $ 338,443      $  83,136      $ 421,579
                                                     =========      =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                $  13,960                     $  13,960
     Accrued payroll, commissions and benefits           7,773                         7,773
     Current portion of deferred revenue                27,559                        27,559
     Other accrued liabilities                          20,345                        20,345
                                                     ---------      ---------      ---------

       Total current liabilities                        69,637           --           69,637

Deferred revenue, net of current portion                   990                           990
Deferred tax liabilities                                13,200      $  (1,675)        11,525
15% redeemable senior preferred stock                  135,169            969        136,138
Long-term debt                                         292,844                       292,844
                                                     ---------      ---------      ---------

       Total liabilities                               511,840           (706)       511,134
                                                     ---------      ---------      ---------

Commitments and contingencies

Warrants on common stock of subsidiaries                11,751                        11,751
Common stock subject to redemption                         940                           940
                                                     ---------      ---------      ---------

Stockholders' deficit:
     Common stock                                           70                            70
     18% convertible preferred stock                    22,905                        22,905
     Additional paid-in capital                        131,753                       131,753
     Accumulated other comprehensive loss               (1,899)                       (1,899)
     Accumulated deficit                              (338,917)        83,842       (255,075)
                                                     ---------      ---------      ---------

       Total stockholders' deficit                    (186,088)        83,842       (102,246)
                                                     ---------      ---------      ---------

       Total liabilities and stockholders' deficit   $ 338,443      $  83,136      $ 421,579
                                                     =========      =========      =========

                                                                December 31, 2003
                                                   ------------------------------------------
                                                   As Previously
                                                    Reported in      Further
                                                    May 14, 2004   Restatement
                                                      Form 10-Q    Adjustments    As Restated
                                                   --------------  -----------    -----------
ASSETS
Current Assets:
   Cash and cash equivalents                         $   1,432                     $   1,432
   Accounts receivable, net                             30,027                        30,027
   Inventories                                          16,652                        16,652
   Prepaid expenses                                      3,367                         3,367
   Other current assets                                  1,889                         1,889
                                                     ---------      ---------      ---------
     Total current assets                               53,367           --           53,367
Property and equipment, net                              5,526      $     266          5,792
Capitalized software, net                                7,293                         7,293
Goodwill                                               143,149         98,175        241,324
Deferred financing costs, net                            4,939            736          5,675
Other intangible assets, net                            92,610        (15,750)        76,860
Other assets and investments                            30,448           (552)        29,896
                                                     ---------      ---------      ---------
     Total assets                                    $ 337,332      $  82,875      $ 420,207
                                                     =========      =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                  $  16,963                     $  16,963
   Accrued payroll, commissions and benefits             9,356                         9,356
   Current portion of deferred revenue                  35,900                        35,900
   Other accrued liabilities                            17,166                        17,166
   Current portion of long-term debt                     8,477                         8,477
                                                     ---------      ---------      ---------
     Total current liabilities                          87,862           --           87,862

Deferred revenue, net of current portion                   959                           959
Deferred tax liabilities                                12,700      $  (1,900)        10,800
Long-term debt                                         262,925                       262,925
                                                     ---------      ---------      ---------
     Total liabilities                                 364,446         (1,900)       362,546
                                                     ---------      ---------      ---------
Commitments and contingencies
15% redeemable senior preferred stock                  129,767            934        130,701
                                                     ---------      ---------      ---------
Warrants on common stock of subsidiaries                11,751                        11,751
                                                     ---------      ---------      ---------
Common stock subject to redemption                         940                           940
                                                     ---------      ---------      ---------
Stockholders' deficit:
   Common stock                                             70                            70
   18% convertible preferred stock                      21,919                        21,919
   Additional paid-in capital                          131,753           --          131,753
   Accumulated other comprehensive loss                 (1,899)                       (1,899)
   Accumulated deficit                                (321,415)        83,841       (237,574)
                                                     ---------      ---------      ---------
     Total stockholders' deficit                      (169,572)        83,841        (85,731)
                                                     ---------      ---------      ---------
     Total liabilities and stockholders' deficit     $ 337,332      $  82,875      $ 420,207
                                                     =========      =========      =========

                                                               Three Months Ended March 31, 2004
                                                           -----------------------------------------
                                                           As Previously
                                                            Reported in     Further
                                                            May 14, 2004  Restatement
                                                             Form 10-Q    Adjustments    As Restated
                                                           -------------  -----------    -----------
Revenue, net                                                  $ 42,760                    $ 42,760

Cost of goods sold                                              12,920                      12,920
                                                              --------      --------      --------

     Gross profit                                               29,840          --          29,840
                                                              --------      --------      --------

Costs and expenses:
     Sales and marketing                                        11,555                      11,555
     Research and development                                      747                         747
     Distribution, circulation and fulfillment                   3,552                       3,552
     Editorial                                                   2,873                       2,873
     General and administrative                                  7,121                       7,121
     Restructuring costs and other non-recurring expenses           65                          65
     Depreciation                                                  425      $      6           431
     Amortization of intangible assets                           4,530          (311)        4,219
                                                              --------      --------      --------

     Total operating costs and expenses                         30,868          (305)       30,563
                                                              --------      --------      --------

     Loss from operations                                       (1,028)          305          (723)

Interest expense, including amortization
   of deferred financing costs                                 (14,423)          (79)      (14,502)
Other expense, net                                                (250)                       (250)
                                                              --------      --------      --------

     Loss before income tax provision                          (15,701)          226       (15,475)

Income tax provision                                               577           225           802
                                                              --------      --------      --------

     Net loss                                                 $(16,278)     $      1      $(16,277)
                                                              ========      ========      ========

                                                                             Three Months Ended March 31, 2003
                                                           ---------------------------------------------------------------------
                                                                                        As Previously
                                                           As Previously     Initial    Restated in      Further
                                                            Reported in    Restatement  May 14, 2004   Restatement
                                                           2003 Form 10-Q  Adjustments   Form 10-Q     Adjustments   As Restated
                                                           --------------  -----------  -------------  -----------   -----------
Revenue, net                                                  $ 46,977      $    243      $ 47,220      $   (182)     $ 47,038

Cost of goods sold                                              12,734           539        13,273          --          13,273
                                                              --------      --------      --------      --------      --------

     Gross profit                                               34,243          (296)       33,947          (182)       33,765
                                                              --------      --------      --------      --------      --------

Costs and expenses:
     Sales and marketing                                        11,481                      11,481                      11,481
     Research and development                                      711                         711                         711
     Distribution, circulation and fulfillment                   3,510                       3,510                       3,510
     Editorial                                                   2,579                       2,579                       2,579
     General and administrative                                  6,720        (1,078)        5,642                       5,642
     Restructuring costs and other non-recurring expenses          480                         480                         480
     Depreciation                                                  616                         616             6           622
     Amortization of intangible assets                           4,633            58         4,691          (374)        4,317
                                                              --------      --------      --------      --------      --------

     Total operating costs and expenses                         30,730        (1,020)       29,710          (368)       29,342
                                                              --------      --------      --------      --------      --------

     Income from operations                                      3,513           724         4,237           186         4,423

Interest expense, including amortization
   of deferred financing costs                                  (7,082)                     (7,082)          (50)       (7,132)
Other expense, net                                                (231)                       (231)                       (231)
                                                              --------      --------      --------      --------      --------

     Loss before income tax provision                           (3,800)          724        (3,076)          136        (2,940)

Income tax provision                                               588                         588           225           813
                                                              --------      --------      --------      --------      --------

     Net loss                                                 $ (4,388)     $    724      $ (3,664)     $    (89)     $ (3,753)
                                                              ========      ========      ========      ========      ========

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                    December 31,    March 31,
                                                                        2003           2004
                                                                    ------------   ------------
                                                                    (As restated   (As restated
                                                                    See Note 15)   See Note 15)
ASSETS
Current Assets:

     Cash                                                             $   1,267      $   6,216
     Accounts receivable (net of allowance for doubtful accounts
     and sales returns of $2,179 and $2,205, respectively.)              20,880         19,387
     Inventories                                                         15,890         14,476
     Due from related party                                              11,502         29,892
     Prepaid expenses                                                     2,882          2,600
     Other current assets (including restricted assets of $1,006
      and $910, respectively)                                             1,889          1,211
                                                                      ---------      ---------

       Total current assets                                              54,310         73,782

Property and equipment, net                                               4,665          4,391
Goodwill                                                                101,978        101,978
Deferred financing costs, net                                               512           --
Other intangible assets, net                                             31,580         30,756
Other assets                                                             29,711         31,912
                                                                      ---------      ---------

       Total assets                                                   $ 222,756      $ 242,819
                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                 $  15,446      $  12,372
     Deferred revenue                                                    17,565         12,307
     Accrued expenses and other current liabilities                      15,865         13,216
     Current portion of long-term debt                                    8,477           --
                                                                      ---------      ---------

       Total current liabilities                                         57,353         37,895

Deferred tax liability                                                    4,800          4,975
15% senior preferred stock,
including accrued dividends and accretion of warrant value
(5,701,360 shares outstanding)
(Liquidation preference of $142,866)                                       --          143,835
Long-term debt                                                          262,925        292,844
                                                                      ---------      ---------
       Total liabilities                                                325,078        479,549
                                                                      ---------      ---------

Commitments and contingencies
15% senior preferred stock,
including accrued dividends and accretion of warrant value
(5,508,000 shares outstanding)                                          138,636           --

Stockholders' deficit:
     Common stock, ($.01 par value, 20,000,000 shares authorized;
     2,830,000 shares outstanding in 2003 and 2004)                          28             28
     Additional paid-in capital                                           9,133          9,133
     Due from parent                                                    (56,464)       (43,928)
     Accumulated other comprehensive loss                                (1,899)        (1,899)
     Accumulated deficit                                               (191,756)      (200,064)
                                                                      ---------      ---------

       Total stockholders' deficit                                     (240,958)      (236,730)
                                                                      ---------      ---------

       Total liabilities and stockholders' deficit                    $ 222,756      $ 242,819
                                                                      =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                     2003          2004
                                                 ------------  ------------
                                                 (As Restated  (As Restated
                                                 See Note 15)  See Note 15)

Revenue, net                                       $ 34,819      $ 34,428

Cost of goods sold                                    8,439         8,501
                                                   --------      --------

Gross profit                                         26,380        25,927
                                                   --------      --------

Costs and expenses:
     Sales and marketing                              6,327         7,025
     Distribution, circulation and fulfillment        3,510         3,552
     Editorial                                        2,579         2,873
     General and administrative                       4,439         5,065
     Restructuring costs                               --               1
     Depreciation                                       445           393
     Amortization of intangible assets                2,100         2,223
                                                   --------      --------

     Total operating costs and expenses              19,400        21,132
                                                   --------      --------

Income from operations                                6,980         4,795

Other expense:
Interest expense, including amortization
of deferred financing costs                          (6,822)      (12,748)
Other expense, net                                     (194)         (197)
                                                   --------      --------

Loss before income tax provision                        (36)       (8,150)

Income tax provision                                    190           158
                                                   --------      --------

Net loss                                           $   (226)     $ (8,308)
                                                   ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                  2003           2004
                                                                              ------------   ------------
                                                                              (As Restated   (As Restated
                                                                              See Note 15)   See Note 15)
Cash flows from operating activities:

Net loss                                                                        $    (226)     $  (8,308)

Adjustments to reconcile net loss to net cash used in operating activities:
     Deferred income tax provision                                                    175            175
     Depreciation and amortization                                                  2,545          2,616
     Accrual of manditorily redeemable preferred stock dividends                     --            5,199
     Amortization of debt discount                                                    107            120
     Amortization of deferred financing costs                                          45            512
Changes in operating assets and liabilities:
     Accounts receivable                                                            2,444          1,493
     Inventories                                                                      994          1,414
     Prepaid expenses and other current assets                                       (853)           960
     Other non-current assets                                                      (4,638)        (3,601)
     Accounts payable                                                              (5,160)        (3,074)
     Deferred revenue                                                              (6,513)        (5,258)
     Accrued liabilities                                                           (1,659)        (2,648)
                                                                                ---------      ---------

Net cash used in operating activities                                             (12,739)       (10,400)
                                                                                ---------      ---------

Cash flows from investing activities:
     Purchases of property and equipment                                             (109)          (119)
     Proceeds from the disposition of property and equipment                            4           --
                                                                                ---------      ---------

Net cash used in investing activities                                                (105)          (119)
                                                                                ---------      ---------

Cash flows from financing activities:
     Proceeds from revolving line of credit                                         7,000         18,000
     Repayments of borrowings under revolving line of credit                       (2,000)       (23,000)
     Repayment of senior bank debt                                                 (1,834)      (118,678)
     Proceeds from issuance of long term debt                                        --          145,000
     Decrease in due from parent, net                                               5,865         12,536
     Increase in due from related party                                            (1,538)       (18,390)
                                                                                ---------      ---------

Net cash provided by financing activities                                           7,493         15,468
                                                                                ---------      ---------

(Decrease) increase in cash and cash equivalents                                   (5,351)         4,949

Cash and cash equivalents, beginning of period                                      7,819          1,267
                                                                                ---------      ---------

Cash and cash equivalents, end of period                                        $   2,468      $   6,216
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

These condensed consolidated financial statements should be read in conjunction with Weekly Reader Corporation and Subsidiaries annual financial statements and related notes thereto for the year ended December 31, 2003 included in the Company's Annual Report Form 10-K dated June 15, 2004. The operating results for the three-month periods ended March 31, 2003 and 2004 are not necessarily indicative of the results that may be expected for a full year.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company beginning January 1, 2004. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of this statement required the Company to reclassify its 15% Senior Preferred Stock ("15% Senior Preferred") from the mezzanine section of the balance sheet to long-term liabilities at March 31, 2004. Effective January 1, 2004 dividend payments for the 15% Senior Preferred are recorded as interest expense in the consolidated statement of operations. The adoption of this statement did not result in any adjustment to the book value of its 15% Senior Preferred as of January 1, 2004 as book value approximated fair value at January 1, 2004. For the three-months ended March 31, 2004 the Company recognized $5,199 of accrued dividends on 15% Senior Preferred as interest expense.

On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106." It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The majority of the provisions of this statement apply to financial statements issued for fiscal years ending after December 15, 2003. The Company has adopted such disclosure provisions (see Note 13).

4.       SEGMENT INFORMATION

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

                                                  Weekly       World
                                                  Reader      Almanac        AGS       Corporate    Eliminations     Total
                                                  ------      -------        ---       ---------    ------------     -----
Three months ended March 31, 2004
---------------------------------

Net Revenue                                       10,114       11,881       12,433         --            --          34,428
Income/ (loss) from operations                     1,900        1,370        1,538          (13)         --           4,795
Depreciation and amortization                        132          486        1,986           12          --           2,616
Restructuring costs and other non-recurring
  items                                               --           --           --            1          --               1
Assets                                            50,472       98,295      184,204        8,261       (98,413)      242,819
Capital expenditures                                  34           20           60            5          --             119

Three months ended March 31, 2003
---------------------------------

Net Revenue                                       10,497       12,593       11,729         --            --          34,819
Income/ (loss) from operations                     2,689        2,295        1,881          115          --           6,980
Depreciation and amortization                        185          557        1,792           11          --           2,545
Assets                                            53,049       91,727      168,385      (16,375)      (75,946)      220,840
Capital expenditures                                  67           24           16            2          --             109

5.       RESTRUCTURING AND OTHER NON-RECURRING EXPENSES

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

Components of the Company's restructuring plan initiated in the fourth quarter of 2002 are shown in the following table:

                                 Balance at                           Balance at
                                December 31,  Additional    Amounts    March 31,
                                    2003      Adjustments    Paid        2004
                                ------------  -----------   -------   ----------
Severance and other benefits       $   20        $ --       $  (20)     $ --
Lease terminations                    988             1        (13)        976
Total                              $1,008        $    1     $  (33)     $  976

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

7.       FINANCIAL INSTRUMENTS

Pursuant to the terms of the First and Second-Lien Credit Agreements, the Company is required to enter into or maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount that, when taken together with the aggregate principal amount of the Company's Total Debt subject to a fixed interest rate, is at least equal to at least 50% of the aggregate principal amount of all Total Debt. On November 15, 2003, the Company entered into a one year interest rate cap agreement with a notional principal of $61,000, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks the contract to market at the end of each period. The fair value of the interest rate cap at March 31, 2004 is de-minimis.

8.       INVENTORIES

Inventories are comprised of the following:

                                             December 31, 2003    March 31, 2004
                                             -----------------    --------------
Finished goods                                    $15,853             $14,452
Raw materials                                          37                  24
                                                  -------             -------
Inventory, net                                    $15,890             $14,476
                                                  =======             =======


9.       GOODWILL AND TRADEMARKS

At December 31, 2003 and March 31, 2004, Goodwill and indefinite lived intangibles are as follows:

                                                     December 31, 2003    March 31, 2004
                                                     -----------------    --------------
Goodwill                                                  $101,978          $101,978
Long Lived Assets - Trademarks and copyrights               15,675            15,675
                                                          $117,653          $117,653

There were no changes to goodwill and indefinite lived intangibles during the three-months ended March 31, 2004.

WRC recorded non-cash deferred income tax expense of $175 during the three-months ended March 31, 2003 and 2004, for taxable temporary differences that will not reverse prior to expiration of the Company's net operating loss carryforward periods. Book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002 upon the Company's adoption of SFAS No. 142, however, WRC will continue to amortize these assets for tax purposes. As a result, WRC will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of WRC's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record an additional $525 to increase deferred tax liabilities during the remaining nine months of 2004.

10. OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the WRC's intangible assets other than goodwill and indefinite lived intangible assets are as follows:

Weekly Reader Corporation

                                        ----------------------------------------      ----------------------------------------
                                                    December 31, 2003                              March 31, 2004
                                        ----------------------------------------      ----------------------------------------
                                                      Accumulated                                   Accumulated
                      Useful Lives       Gross        Amortization        Net          Gross        Amortization         Net
                      ------------      --------      ------------      --------      --------      ------------      --------
Customer Lists        6-15 yrs          $    318       $    (161)       $    157      $    318       $    (172)       $    146
Copyrights            10-20 yrs           19,936          (4,901)         15,035        19,936          (5,179)         14,757
Software              3 yrs                6,420          (5,707)            713         6,420          (6,242)            178
                                        --------       ---------        --------      --------       ---------        --------
              Total:                    $ 26,674       $ (10,769)       $ 15,905      $ 26,674       $ (11,593)       $ 15,081
                                        ========       =========        ========      ========       =========        ========

For trademarks and copyrights not subject to amortization, which is included in other intangible assets, the total carrying amount was $15,675 as of December 31, 2003 and March 31, 2004.

Amortization of intangibles for the three-months ended March 31, 2003 and 2004 was $897 and $824, respectively, and is included in amortization of goodwill and intangible assets on the condensed consolidated statement of operations. The estimated amortization expense for intangible assets still subject to amortization for the next five years is as follows:

Remaining nine months ended of 2004 ..........................      $1,119
2005 .........................................................       1,225
2006 .........................................................       1,184
2007 .........................................................       1,181
2008 .........................................................       1,144
2009 .........................................................       1,123
Thereafter ...................................................       8,105

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

The Securities and Exchange Committee ("SEC") is conducting a preliminary inquiry concerning the Company and has requested that the Company voluntarily provide the SEC with various documents and information, and that certain officers and employees of the Company voluntarily give testimony or be interviewed. The Company is cooperating fully with the SEC inquiry, and has continued to provide all documents, information and testimony requested by the SEC, and has arranged all interviews requested by the SEC with Company employees. The Company cannot predict the final outcome of this inquiry at this time.

In 1999, the Company issued 3,000,000 shares of 15% Senior Preferred Stock due in 2011 with a liquidation preference of $25.00 per share. The Senior Preferred Stock shall accrue dividends at a rate of 15% per annum, subject to adjustment if the Company fails to redeem all outstanding shares of such preferred stock in connection with a mandatory redemption or change of control. Preferred Stock dividends are payable in additional shares of Senior Preferred Stock. Such accrued dividends reflect penalty dividends of 0.5% for periods prior to November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with that conclusion.

12.      RELATED PARTY TRANSACTIONS

In connection with the acquisition of Weekly Reader, the Company entered into a management agreement with the principal shareholder of WRC Media Inc. In accordance with the management agreement, the shareholder provides Weekly Reader management consulting and financial advisory services. As a result, the Company is obligated to pay to the shareholder annual aggregate management fees for services totaling $800, which are payable quarterly. At March 31, 2004, other accrued liabilities include approximately $700 of accrued management fees.

In addition, the Company will reimburse the principal shareholder for reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services. During the three-month periods ended March 31, 2003 and 2004, the Company recognized general and administrative expense of $200 for management fees.

13.      PENSION BENEFITS

The following table provides components of net periodic benefit cost for the Company's defined benefit pension plan for the three-months ended March 31, 2003 and 2004:

                                                            Pension Benefits
                                                          ---------------------
                                                           2003            2004
                                                          -----           -----
Service cost                                              $ 229           $ 225
Interest Cost                                               221             238
Expected return on plan assets                             (169)           (242)
Amortization of net loss                                     74              42
Net periodic benefit cost                                 $ 355           $ 263

14.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                   Three-Months Ended March 31,
                                                   ----------------------------
                                                       2003           2004
                                                      ------         ------
Cash paid during the period for interest              $2,053         $2,676
Cash paid during the period for income taxes          $   15         $   20

Non-cash financing activity:
Preferred stock dividends accrued                     $4,487         $5,199 (1)

(1) During the quarter ended March 31, 2004, $5,198 of such preferred stock dividends have been recorded as interest expense in the statement of operations, resulting from the Company's adoption of SFAS 150 effective January 1, 2004.

15.      RESTATEMENT

In connection with the audit of the Company's 2003 consolidated financial statements and the reaudit of its 2001 consolidated financial statements, the Company has restated its previously audited consolidated balance sheets as of December 31, 2001, 2002 and 2003 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001, 2002 and 2003.

On May 14, 2004, the Company filed a Form 10-Q that included its condensed consolidated financial statements for the three-months ended March 31, 2003, which had been restated to correct certain accounting errors (the "Initial Restatement"). At that time, the Company announced that the reaudit of its 2001 financial statements was in progress and that completion of the reaudit could result in additional restatements to its financial statements. Subsequent to the Initial Restatement, the reaudit of the Company's 2001 consolidated financial statements was completed and identified additional errors that impacted the Company's financial statements for three-month periods ended March 31, 2003 and 2004. Accordingly, the Company has restated its previously reported results as of December 31, 2003 and for the three-months ended March 31, 2003 and 2004 for the correction of these additional errors (the "Further Restatement").

In connection with the Initial Restatement, management had restated its financial statements for the quarter ended March 31, 2003 because it had incorrectly accounted for (i) revenue recognition for distributor sales in 2001 and 2002; (ii) rent expense in 2001 and 2002; and (iii) other items including an adjustment relating the amortization period for certain capitalized prepublication costs.

Described below are the matters for which the Company had restated its condensed consolidated financial statements for the three-months ended March 31, 2003 in connection with the Initial Restatement.

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

In connection with the reaudit of the Company's 2001 consolidated financial statements, management determined that it had incorrectly accounted for the following items, which comprise the Further Restatement: (i) intangible assets acquired in 1999 in connection with the Parent's acquisition of Weekly Reader;
(ii) acquisition reserves for acquisitions in 1999; (iii) its adoption of SFAS 142 and the preparation of its transitional impairment analysis; (iv) deferred tax liabilities recognized upon adoption of SFAS 142; (v) Senior Preferred Stock dividends; and (vi) a number of other items which had been previously identified and collectively determined to be immaterial.

Described below are the matters for which the Company has restated its condensed consolidated financial statements as of December 31, 2003 and for the three-months ended March 31, 2003 and 2004 in connection with the Further Restatement.

         o Weekly Reader Intangible Assets. In connection with the reaudit of the Company's 2001 consolidated financial statements, the Company reconsidered the assumptions used to determine the estimated fair value and economic lives of the intangible assets acquired in connection with the 1999 acquisition and recapitalization of Weekly Reader by its Parent (the "1999 Intangible Assets"). The Company has determined that the original basis for estimating the fair value and economic lives of the intangible assets was a valuation report that the former owners of Weekly Reader Corporation had provided to the Parent at the time of the 1999 acquisition. Accordingly, in 2004, the Parent engaged a valuation consulting firm to assist management in assessing the fair values and economic lives of the 1999 Intangible Assets as of the acquisition date. As a result, certain economic lives of the 1999 Intangible Assets have been revised. Accordingly, the Company has restated its financial statements to correctly state the estimated economic lives of the 1999 Intangible Assets acquired as of November 17, 1999. Other intangible assets include copyrights, customer lists and trademarks. Copyrights estimated useful life was amended from 10 years to approximately 20 years; Customer lists estimated useful life decreased from 10 years to approximately 8.5 years and Trademarks estimated useful life decreased from 40 years to approximately 39 years. The Company has restated its financial statements to correct the amortization expense for these intangible assets which had the effect of reducing accumulated deficit as of December 31, 2003 by $12,141, and decreasing amortization expense of intangible assets for the three-months ended March 31, 2003 and 2004 by $259 and $195, respectively.

         o Goodwill and Long-lived Intangible Asset Impairment. On January 1, 2002, the Company adopted SFAS 142 for its goodwill and intangible assets. Upon adoption, the Company ceased amortization of goodwill and indefinite lived intangible assets, which consist primarily of trademarks. As required by SFAS 142, the Company reviewed its indefinite lived intangibles (goodwill and trademarks) for impairment as of January 1, 2002. The Company has three reporting units with goodwill. Goodwill was tested for impairment at the reporting unit level. As a result, the Company recorded a transitional goodwill and indefinite lived intangible asset impairment charge of $72,022 at AGS. This charge was reported as a cumulative effect of accounting change, as of January 1, 2002, in the consolidated statements of operations. In connection with the reconsideration of the assumptions used to determine the estimated fair value and economic lives of 1999 Intangible Assets discussed above, the Company updated its transitional impairment analysis and determined that it incorrectly calculated the fair value of its reporting units. Accordingly, the impairment charge of $72,022 at AGS was incorrect and not required. The Company's measurement of fair value was based on an evaluation of future discounted cash flows. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow evaluation considered several earnings scenarios and the likelihood of possible outcomes. Collectively, this evaluation was management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that corresponds to the Company's weighted-average cost of capital. This discount rate range assumed was consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the WRC's reporting units. Certain other key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including pre-publication costs, are based on reasonable estimates related to the Company's strategic initiatives and current market conditions. Such assumptions also are consistent with those utilized in the Company's annual planning process. The Company has restated its December 31, 2003 and March 31, 2004 balance sheets to correct for this error. The net effect of such adjustment was to increase goodwill and decrease accumulated deficit by $72,022 at December 31, 2003 and March 31, 2004.

         o Weekly Reader Goodwill Reduction. The Company recorded certain reserves for a planned restructuring in connection with its acquisition by WRC Media in 1999. In connection with the reaudit of its 2001 consolidated financial statements the Company determined that it had incorrectly recorded reserves of $602 related to estimated liabilities it believed it had assumed at the date of such acquisition. The Company concluded that the acquisition reserves associated with these liabilities should have been reversed in 1999. The estimated liabilities were associated with the excess reserves for severance, primarily attributable to employees hired subsequent to the acquisition date. The Company has restated its financial statements to correct for these errors. The net effect of such adjustments was to increase accumulated deficit by $601 as of December 31, 2003 and to increase net loss for each of the three-month periods ended March 31, 2003 and 2004 by $6.

         o Deferred Tax Liabilities. The Company recognized non-cash deferred income tax expense and a deferred tax liability of approximately $1,360 on January 1, 2002 in connection with its adoption of SFAS 142. The deferred tax liability relates to the excess of tax over book amortization of tax-deductible goodwill and trademarks since the timing of the reversal of this liability is indefinite, unless the related assets are sold or an impairment of the assets is recorded, and can no longer be offset by the Company's net operating loss carry-forwards, which expire within a statutory period. During each of 2002 and 2003 the Company recorded additional deferred tax expense of $640. The non-cash deferred income tax expense recorded on January 1, 2002 has been restated to $3,500, an increase of $2,140. The non-cash income tax expense recorded during the years ended December 31, 2002 and 2003 decreased by $40 from $640 to $600 and increased by $60 from $640 to $700, respectively. The net effect of these corrections on the Company's balance sheet at December 31, 2003 was to increase accumulated deficit and deferred tax liabilities by $2,160, respectively. The non-cash income tax expense recorded during the three-months ended March 31, 2003 and 2004 increased by $15. Total tax expense increased from $175 to $190 in the three-month period ended March 31, 2003 and from $143 to $158 in the three-month period ended March 31, 2004. These restatements are principally due to the revision of estimated fair value and economic lives of the 1999 Intangible Assets discussed above.

         o 15% Senior Preferred Stock due 2011. In 1999, the Company issued 3,000,000 shares of 15% Senior Preferred Stock due in 2011. The 15% Senior Preferred Stock accrues dividends at a rate of 15% per annum. The Certificate of Designation provides that the 15% Senior Preferred Stock was subject to a default or penalty dividend of 0.5% in the event of certain registration defaults. A penalty dividend was applicable from mid-August of 2000 through November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with that conclusion. The Company had not previously recorded this penalty dividend. The recording of the penalty dividends (and required compounding in subsequent periods) resulted in the Company increasing accrued dividends on Senior Preferred Stock by $934 as of December 31, 2003 and by $30 and $35 during the three-months ended March 31, 2003 and 2004 respectively.

         o Segment Information. The Company previously disclosed one reportable segment. The Company now discloses three reportable segments.

         o Other. In connection with the re-audit of the Company's 2001 financial statements, the Company has made a number of other corrections to the financial statements, which collectively were immaterial.

Summarized below are the significant effects of the Restatement, which includes the Initial Restatement and the Further Restatement.

                                                                  March 31, 2004
                                                     ----------------------------------------
                                                     As Previously
                                                      Reported in     Further
                                                     May 14, 2004   Restatement
                                                       Form 10-Q    Adjustments   As Restated
                                                     -------------  -----------   -----------
ASSETS
Current Assets:
     Cash and cash equivalents                         $   6,216                   $   6,216
     Accounts receivable, net                             19,387                      19,387
     Inventories                                          14,476                      14,476
     Due from related party                               29,892                      29,892
     Prepaid expenses                                      2,600                       2,600
     Other current assets                                  1,211                       1,211
                                                       ---------     ---------     ---------
       Total current assets                               73,782          --          73,782

Property and equipment, net                                4,131     $     260         4,391
Goodwill                                                  35,018        66,960       101,978
Other intangible assets, net                              13,358        17,398        30,756
Other assets and investments                              32,464          (552)       31,912
                                                       ---------     ---------     ---------
       Total assets                                    $ 158,753     $  84,066     $ 242,819
                                                       =========     =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                  $  12,372                   $  12,372
     Deferred revenue                                     12,307                      12,307
     Accrued expenses and other current liabilities       12,516     $     700        13,216
                                                       ---------     ---------     ---------

       Total current liabilities                          37,195           700        37,895

Deferred tax liabilities                                   2,800         2,175         4,975
15% redeemable senior preferred stock                    142,866           969       143,835
Long-term debt                                           292,844                     292,844
                                                       ---------     ---------     ---------

       Total liabilities                                 475,705         3,844       479,549
                                                       ---------     ---------     ---------

Commitments and contingencies


Stockholders' deficit:
     Common stock                                             28                          28
     Additional paid-in capital                            9,133                       9,133
     Due from parent                                     (46,492)        2,564       (43,928)
     Accumulated other comprehensive loss                 (1,899)                     (1,899)
     Accumulated deficit                                (277,722)       77,658      (200,064)
                                                       ---------     ---------     ---------

       Total stockholders' deficit                      (316,952)       80,222      (236,730)
                                                       ---------     ---------     ---------

       Total liabilities and stockholders' deficit     $ 158,753     $  84,066     $ 242,819
                                                       =========     =========     =========


                                                                                  December 31, 2003
                                                                   -----------------------------------------
                                                                   As Previously
                                                                    Reported in       Further
                                                                    May 14, 2004    Restatement
                                                                     Form 10-Q      Adjustments    As Restated
                                                                   -------------    -----------   ----------
ASSETS
Current Assets:
     Cash and cash equivalents                                        $   1,267                   $   1,267
     Accounts receivable, net                                            20,880                      20,880
     Inventories                                                         15,890                      15,890
     Due from related party                                              11,502                      11,502
     Prepaid expenses                                                     2,882                       2,882
     Other current assets                                                 1,889                       1,889
                                                                      ---------     ---------     ---------
       Total current assets                                              54,310             -        54,310

Property and equipment, net                                               4,399     $     266         4,665
Goodwill                                                                 35,018        66,960       101,978
Deferred financing costs, net                                               512             -           512
Other intangible assets, net                                             14,377        17,203        31,580
Other assets and investments                                             30,263          (552)       29,711
                                                                      ---------     ---------     ---------
       Total assets                                                   $ 138,879     $  83,877     $ 222,756
                                                                      =========     =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                 $  15,446     $       -     $  15,446
     Deferred revenue                                                    17,565                      17,565
     Accrued expenses and other current liabilities                      15,365           500        15,865
     Current portion of long-term debt                                    8,477             -         8,477
                                                                      ---------     ---------     ---------
       Total current liabilities                                         56,853           500        57,353
Deferred tax liabilities                                                  2,640         2,160         4,800
Long-term debt                                                          262,925                     262,925
                                                                      ---------     ---------     ---------
       Total liabilities                                                322,418         2,660       325,078
                                                                      ---------     ---------     ---------

Commitments and contingencies
   15% redeemable senior preferred stock                                137,702           934       138,636
                                                                      ---------     ---------     ---------

Stockholders' deficit:
     Common stock                                                            28                          28
     Additional paid-in capital                                           9,133             -         9,133
     Due from parent                                                    (59,028)        2,564       (56,464)
     Accumulated other comprehensive loss                                (1,899)                     (1,899)
     Accumulated deficit                                               (269,475)       77,719      (191,756)
                                                                      ---------     ---------     ---------

       Total stockholders' deficit                                     (321,241)       80,283      (240,958)
                                                                      ---------     ---------     ---------

       Total liabilities and stockholders' deficit                    $ 138,879     $  83,877     $ 222,756
                                                                      =========     =========     =========


                                                             Three Months Ended March 31, 2004
                                                          ---------------------------------------
                                                          As Previously
                                                           Reported in    Further
                                                          May 14, 2004  Restatement
                                                            Form 10-Q   Adjustments   As Restated
                                                          ------------- -----------   -----------
Revenue, net                                                 $ 34,428                  $ 34,428

Cost of goods sold                                              8,501                     8,501
                                                             --------     --------     --------

     Gross profit                                              25,927         --         25,927
                                                             --------     --------     --------

Costs and expenses:
     Sales and marketing                                        7,025                     7,025
     Distribution, circulation and fulfillment                  3,552                     3,552
     Editorial                                                  2,873                     2,873
     General and administrative                                 5,065                     5,065
     Restructuring costs and other non-recurring expenses           1                         1
     Depreciation                                                 387     $      6          393
     Amortization of intangible assets                          2,418         (195)       2,223
                                                             --------     --------     --------

     Total operating costs and expenses                        21,321         (189)      21,132
                                                             --------     --------     --------

     Income from operations                                     4,606          189        4,795

Interest expense, including amortization
   of deferred financing costs                                (12,713)         (35)     (12,748)
Other income (expense), net                                         3         (200)        (197)
                                                             --------     --------     --------

     Loss before income tax provision                          (8,104)         (46)      (8,150)

Income tax provision                                              143           15          158
                                                             --------     --------     --------

     Net loss                                                $ (8,247)    $    (61)    $ (8,308)
                                                             ========     ========     ========

                                                                             Three Months Ended March 31, 2003
                                                           ---------------------------------------------------------------------
                                                                                            As
                                                                                         Previously
                                                            As Previously    Initial    Restated in      Further
                                                             Reported in   Restatement  May 14, 2004   Restatement
                                                           2003 Form 10-Q  Adjustments   Form 10-Q     Adjustments   As Restated
                                                           --------------  -----------  ------------   -----------   -----------
Revenue, net                                                  $ 34,758      $    243      $ 35,001      $   (182)     $ 34,819

Cost of goods sold                                               8,365            74         8,439                       8,439
                                                              --------      --------      --------      --------      --------

     Gross profit                                               26,393           169        26,562          (182)       26,380
                                                              --------      --------      --------      --------      --------

Costs and expenses:
     Sales and marketing                                         6,327                       6,327                       6,327
     Distribution, circulation and fulfillment                   3,510                       3,510                       3,510
     Editorial                                                   2,579                       2,579                       2,579
     General and administrative                                  4,597          (158)        4,439                       4,439
     Restructuring costs and other non-recurring expenses         --                          --                          --
     Depreciation                                                  439                         439             6           445
     Amortization of intangible assets                           2,254           105         2,359          (259)        2,100
                                                              --------      --------      --------      --------      --------

     Total operating costs and expenses                         19,706           (53)       19,653          (253)       19,400
                                                              --------      --------      --------      --------      --------

     Income from operations                                      6,687           222         6,909            71         6,980

Interest expense, including amortization
   of deferred financing costs                                  (6,822)                     (6,822)                     (6,822)
Other income (expense), net                                          6                           6          (200)         (194)
                                                              --------      --------      --------      --------      --------

     Loss before income tax provision                             (129)          222            93          (129)          (36)

Income tax provision                                               175                         175            15           190
                                                              --------      --------      --------      --------      --------

     Net loss                                                 $   (304)     $    222      $    (82)     $   (144)     $   (226)
                                                              ========      ========      ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operation set forth in this Item 2 has been revised to reflect the restatement of the Company's condensed consolidated financial statements as of December 31, 2003 and March 31, 2004 and for the three-months ended March 31, 2003 and 2004. For a discussion of the restatement adjustments, see "Item 1. Consolidated Financial Statements -WRC Media Inc. and Subsidiaries--Note 17. Restatement" and "Item 1. Consolidated Financial Statements - Weekly Reader Corporation and Subsidiaries - Note 15. Restatement."

The following discussion is intended to assist in understanding the financial condition as of March 31, 2004 of WRC Media Inc. ("WRC Media") and its subsidiaries, and Weekly Reader Corporation and its subsidiaries, and their results of operations for the three-months ended March 31, 2003 and 2004. You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements of WRC Media and its subsidiaries and Weekly Reader Corporation and its subsidiaries ("Weekly Reader") attached to this discussion and analysis. Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries and their predecessor companies. This discussion and analysis contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including the Company's ability to continue to produce successful supplemental education material and software products; reductions in state and local funding for educational spending materials resulting, among other things, from increasing state budget deficits; uncertainty in the current operating environment which makes it difficult to forecast future results; and other risks and factors identified in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

The Company believed that upon furnishing its audited 2003 financial statements to the holders of its 12 3/4% senior subordinated notes and filing such statements with the SEC in the Company's March 31, 2004 Form 8-K that it was in compliance with the indentures information requirements. The report of Deloitte & Touche LLP included in the Form 8-K contained an explanatory paragraph regarding the Company's ability to continue as going concern due to the possibility that the trustee or noteholders might assert a breach under the indenture to furnish audited financial statements for 2001 and potentially attempt to accelerate the payment of the notes. The filing of the Company's Annual Report on Form 10-K and the completion of the reaudit of our 2001 financial statements obviates the possibility of any potential breach of the indenture.

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

                                                                      Three months ended March 31,
                                                               -----------------------------------------
                                                                     2003                   2004
                                                               ------------------     ------------------
                                                                         % of Net               % of Net
                                                               Amount    Revenue      Amount    Revenue
                                                               ------    --------     ------    --------
                                                                            (Dollars in millions)
Revenue, net                                                    $47.0      100.0%      $42.8      100.0%
Cost of goods sold                                               13.3       28.3%       13.0       30.4%
                                                                -----      -----       -----      -----
Gross profit                                                     33.7       71.7%       29.8       69.6%
Costs and expenses:
       Sales and marketing                                       11.5       24.5%       11.6       27.1%
       Research and development                                   0.7        1.5%        0.7        1.6%
       Distribution, circulation and fulfillment                  3.5        7.4%        3.5        8.2%
       Editorial                                                  2.6        5.5%        2.9        6.8%
       General and administrative                                 5.6       11.9%        7.1       16.6%
       Restructuring costs and other non-recurring expenses       0.5        1.1%        0.1        0.2%
       Depreciation                                               0.6        1.3%        0.4        0.9%
       Amortization of intangible assets                          4.3        9.1%        4.2        9.8%
                                                                -----      -----       -----      -----
       Total costs and expenses                                  29.3       62.3%       30.5       71.3%
                                                                -----      -----       -----      -----

Income (loss) from operations                                     4.4        9.4%       (0.7)      (1.7%)
                                                                -----      -----       -----      -----
Interest expense, including amortization
   of deferred financing costs                                   (7.1)     (15.1%)     (14.5)     (33.9%)
Other expense, net                                               (0.2)      (0.4%)      (0.3)      (0.7%)
                                                                -----      -----       -----      -----
Loss before income tax provision                                 (2.9)      (6.1%)     (15.5)     (36.2%)
Income tax provision                                              0.8        1.7%        0.8        1.9%
                                                                -----      -----       -----      -----

Net loss                                                        $(3.7)      (7.9%)     $(16.3)    (38.1%)
                                                                =====      =====       =====      =====

       Adjusted EBITDA (a)                                      $10.3       21.9%      $ 4.3       10.0%
                                                                =====      =====       =====      =====

(a) Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $0.3 million and non-recurring costs of $0.2 million for the three-months ended March 31, 2003 and 2004 and restructuring expenses of $0.1 million for the three-months ended March 31, 2004. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Three-Months Ended March 31, 2004 Compared to Three-Months Ended March 31, 2003

Revenue, net. For the three-months ended March 31, 2004, net revenue decreased $4.2 million, or 8.9%, to $42.8 million from $47.0 million for the same period in 2003. This decrease was primarily due to a decrease in net revenue at CompassLearning of $4.5 million, or 40.2% to $6.7 million from $11.2 million from the same period in 2003 combined with a decrease in net revenue at Weekly Reader of $0.4 million or 1.1%, to $34.4 million from $34.8 million for the same period in 2003. These revenue decreases were partially offset by an increase in net revenue at ChildU of $0.7 million, or 70% to $1.7 million from $1.0 million for the same period in 2003. This increase in revenue was driven by more schools choosing web enabled products primarily resulting from more schools having internet connectivity.

For the three-months ended March 31, 2004, net revenue at CompassLearning decreased $4.5 million or 40.2% to $6.7 million from $11.2 million from the same period in 2003. This decrease was primarily due to a decrease in software revenue of $4.3 million, or 79.6%, to $1.1 million from $5.4 million, and a decrease in technical support revenue of $0.3 million, or 9.4%, to $2.9 million from $3.2 million from the same period in 2003. Together with ChildU, net revenue from sales of educational software product decreased $3.8 million or 59.4% to $2.6 million from $6.4 million from the same period in 2003. The software shortfall was primarily attributable to delayed purchasing decisions resulting from the weak education funding environment. The K-12 funding environment continues to be impacted by state budget deficits, which has resulted in pressure to reduce state and local educational spending, including spending for teachers, training and supplemental educational materials. While we believe WRC Media will benefit from the provisions in the Federal No Child Left Behind Act (the "NCLB Act"), most of the increase in Federal educational funding for the 2003-2004 school year has been partially offset by lower state and local education funding for the same period. These cuts and delayed purchases have negatively affected our top-line net revenue and may continue to affect our top-line performance at least through the first half of fiscal year 2004. The uncertainty in the current operating environment makes it difficult to forecast future results.

The decrease in net revenue at Weekly Reader was primarily due to (1) a decrease in net revenue at World Almanac of $0.7 million or 5.6% to $11.9 million from $12.6 million from the same period in 2003. This decrease was due to lower net revenue of $0.2 million or 65.3% at World Almanac Books that resulted from a timing difference related to consignment sales for the World Almanac and Book of Facts and the World Almanac for Kids, lower net revenue of $0.2 million or 3.2% at WAE Library Services as a result of the elimination of their Prospect catalog and lower net revenue of $0.2 million or 15.6%, at Funk and Wagnalls due to the attrition in their customer base; (2) a decrease in net revenue at Weekly Reader, excluding World Almanac and AGS, of $0.4 million, or 3.8%, to $10.1 million from $10.5 million from the same period in 2003. This decrease was due to lower periodical net revenue of $0.6 million or 7.2%. The decline is primarily a result of a weak educational funding environment and competitive pressures in the school magazine market. This decrease at Weekly Reader was partially offset by increased net revenue at Lifetime Learning Systems, Inc., a subsidiary of Weekly Reader of $0.1 million or 5.5% related to increased custom publishing shipments and increased licensing net revenue at Weekly Reader of $0.1 million or 126.8% from the same period in 2003 as a result of increased on air March net revenue from exposure on the QVC Shopping Network channel. The revenue decreases at World Almanac and Weekly Reader were partially offset by
(3) $0.7 million or 6.0% higher revenue at AGS. AGS revenue increased to $12.4 million for the three-months ended March 31, 2004 from $11.7 million from the same period in 2003. AGS Assessment net revenue increased by $1.0 million or 16.3% from the same period in 2003 as a result of: increases in net revenue of KABC II (Kaufman Assessment Battery for Children) of $0.5 million released in the first quarter of 2004; higher PPVT (Picture Peabody Vocabulary Test) revenue of $0.5 million due to large orders in the state of Florida, and higher revenue of GRADE (Group Reading Assessment & Diagnostic Evaluation) and GMADE (Group Math Assessment & Diagnostic Evaluation) of $0.2 million over the same period in 2003. These four assessment products combined were up $1.2 million or 169.2% over the same period in 2003. All other assessment products had reduced net revenue of $0.2 million or 5.0% over the same period in 2003. The overall increase in Assessment net revenue was partially offset by a decrease in curriculum net revenue $0.3 million or 4.9% due to a market driven decline in test prep of $0.4 million or 35.7% and a planned decline of $0.1 million or 14.4% in backlist net revenue partially offset by an increase in Textbooks/Worktexts of $0.2 or 4.3% driven by growth associated with the Algebra revision and a literature adoption in the State of Florida.

Gross profit. For the three-months ended March 31, 2004, gross profit decreased by $3.9 million or 11.6%, to $29.8 million from $33.7 million from the same period in 2003. This decrease was due to the revenue decrease discussed above. At CompassLearning gross profit decreased $4.1 million, or 62.1%, to $2.5 million from $6.6 million from the same period in 2003 driven by fixed cost of sales components applied to a lower revenue base and a low margin services sale to the Los Angeles School District. Gross profit at CompassLearning as a percent of revenue decreased to 37.3% from 58.9% from the same period in 2003. At ChildU, gross profit increased $0.7 million, or 100% to $1.4 million from $0.7 million for the same period in 2003 due to the higher revenue discussed above. Gross profit at Weekly Reader decreased $0.5 million or 1.9% to $25.9 million from $26.4 million from the same period in 2003 primarily as a result of (1) a decrease in gross profit at World Almanac of $0.7 million, or 8.1%, to $7.9 million from $8.6 million from the same period in 2003. Gross profit at World Almanac as a percent of revenue decreased to 66.4% from 68.3% from the same period in 2003 due to a write off of inventory at WA Books and the impact of a discount offer at WAE Library Services that was not in effect for the same period in 2003; (2) a decrease in gross profit at Weekly Reader, excluding AGS and World Almanac of $0.3 million, or 3.4%, to $8.5 million from $8.8 million from the same period in 2003 driven by the volume decrease described above. Gross profit as a percent of revenue increased slightly to 84.2% from 83.8% from the same period in 2003. The revenue decreases at World Almanac and Weekly Reader, not including AGS and World Almanac, were partially offset by (3) an increase in gross profit at AGS of $0.5 million, or 5.6% to $9.5 million from $9.0 million from the same period in 2003 driven by the AGS volume increase described above. Gross profit as a percent of revenue decreased slightly to 76.6% from 76.9% from the same period in 2003 as a result of change in revenue mix. Overall, WRC Media consolidated gross profit as a percent of revenue decreased to 69.6% from 71.7% from the same period in 2003 mainly due to the factors discussed above.

Costs and expenses. For the three-months ended March 31, 2004, operating costs and expenses increased by $1.2 million, or 4.1%, to $30.5 million from $29.3 million from the same period in 2003. Costs and expenses as a percentage of net revenue increased to 71.3% from 62.3% from the same period in 2003. This increase was primarily the result of: (i) $1.5 million or 26.8% increase in general and administrative expenses due to increases in legal, audit, tax and consulting professional fees primarily related to the previously disclosed SEC inquiry of $0.9 million; (ii) higher editorial expenses of $0.3 million or 11.5% due in part to testing expenditures at AGS associated with a high stakes test developed for the NY City Department of Education and at Weekly Reader as a result of amortizing prepaid editorial costs over the shorter period of time of when the related shipments occurred rather than over the entire school year. These higher expenses were partially offset by (iii) lower restructuring and non-recurring costs of $0.4 or 80.0%; (iv) lower depreciation costs of $0.2 million and (v) lower amortization of intangible assets of $0.1 million.

Information regarding costs and expenses of the Company's reporting segments is set forth below. Parent Company expenses not allocated are included in "Corporate".

                                                           Weekly     World              Compass/
      (amounts in millions)                                Reader    Almanac      AGS     ChildU    Corporate  Elimination    Total
                                                           ------    -------      ---     ------    ---------  -----------    -----
Three months ended March 31, 2004
Sales and marketing                                         $1.8      $1.8        $3.4     $4.6        --                    $11.6
Research and development                                    --        --          --        0.7        --          --          0.7
Distribution, circulation and fulfillment                    1.6       1.4         0.5     --          --          --          3.5
Editorial                                                    1.5       0.9         0.5     --          --          --          2.9
General and administrative                                   1.3       1.5         1.0      1.6         1.7        --          7.1
Restructuring costs and other non-recurring expenses                                        0.1        --          --          0.1
Depreciation                                                 0.1       0.1         0.2     --          --          --          0.4
Amortization of intangible assets                           --         0.4         1.8      1.1         0.9        --          4.2
Total costs and expenses                                     6.3       6.1         7.4      8.1         2.6        --         30.5
Three months ended March 31, 2003
Sales and marketing                                          1.5       1.7         3.1      5.2        --          --         11.5
Research and development                                    --        --          --        0.7        --          --          0.7
Distribution, circulation and fulfillment                    1.6       1.3         0.6     --          --          --          3.5
Editorial                                                    1.4       0.9         0.3     --          --          --          2.6
General and administrative                                   1.1       1.5         1.0      0.8         1.2        --          5.6
Restructuring costs and other non-recurring expenses        --        --          --       --           0.5        --          0.5
Depreciation                                                 0.2       0.1         0.1      0.2        --          --          0.6
Amortization of intangible assets                           --         0.5         1.6      1.3         0.9        --          4.3
Total costs and expenses                                     5.8       6.0         6.7      8.2         2.6        --         29.3

Interest expense, including amortization of deferred financing costs. For the three-months ended March 31, 2004, interest expense, including amortization of deferred financing costs, increased by $7.4 million, or 104.2%, to $14.5 million from $7.1 million for the same period in 2003 as a result of writing off deferred financing fees of $1.9 million attributable to the First-Lien Credit Facility that was refinanced in part by the Second-Lien Credit Facility, which closed on March 29, 2004. In addition, the adoption of SFAS 150 requires dividends on the 15% Senior Preferred Stock to be recorded as interest expense in the condensed consolidated statement of operations for all periods starting January 1, 2004. The dividends on the 15% Senior Preferred Stock for the three-months ended March 31, 2004 increased interest expense by $5.2 million. Interest expense as a percentage of net revenue increased to 33.9% from 15.1% for the same period in 2003.

Adjusted EBITDA. For the three-months ended March 31, 2004, Adjusted EBITDA decreased $6.0 million, or 58.3%, to $4.3 million from $10.3 million for the same period in 2003. This decrease was primarily attributable to the factors described above. Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs and other non-recurring expenses of $0.5 million for the three-months ended March 31, 2003 and restructuring costs of $0.1 million for the three-months ended March 31, 2004. Adjusted EBITDA is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to net loss is as follows:

                                                        For the three months ended March 31,
Adjusted EBITDA reconciliation to Net Loss                    2003             2004
                                                            --------         --------
      Net Loss                                              $ (3,753)        $(16,277)
      Depreciation and amortization of intangibles**           5,663            5,163
      Income taxes                                               813              802
      Interest expense                                         7,132           14,502
      Restructuring costs                                        288               65
      Non-recurring expenses                                     192             --
                                                            --------         --------
Adjusted EBITDA                                             $ 10,335         $  4,255
                                                            ========         ========

** Amount includes amortization of capitalized software costs of $724 and $513 for 2003 and 2004, respectively which are included in cost of goods sold in the condensed consolidated statements of operations.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 2004 -- WEEKLY READER CORPORATION AND SUBSIDIARIES

The following table sets forth, for the periods indicated, consolidated statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net revenue.

                                                                 Three months ended March 31,
                                                                2003                         2004
                                                       ----------------------       ----------------------
                                                                     % of Net                     % of Net
                                                       Amount        Revenue        Amount        Revenue
                                                       ------        --------       ------        --------
                                                                                     (Dollars in millions)
Revenue, net                                            $34.8         100.0%         $34.4         100.0%
Cost of goods sold                                        8.4          24.1%           8.5          24.7%
                                                        -----         -----          -----         -----
Gross profit                                             26.4          75.9%          25.9          75.3%
Costs and expenses:
       Sales and marketing                                6.3          18.1%           7.0          20.4%
       Distribution, circulation and fulfillment          3.5          10.1%           3.5          10.2%
       Editorial                                          2.6           7.5%           2.9           8.4%
       General and administrative                         4.5          12.9%           5.1          14.8%
       Depreciation                                       0.4           1.1%           0.4           1.2%
       Amortization of intangible assets                  2.1           6.0%           2.2           6.4%
                                                        -----         -----          -----         -----
       Total costs and expenses                          19.4          55.7%          21.1          61.3%
                                                        -----         -----          -----         -----

Income from operations                                    7.0          20.1%           4.8          14.0%

Interest expense                                         (6.8)        (19.5%)        (12.7)        (36.9%)
Other expense, net                                       (0.2)         (0.6%)         (0.2)         (0.6%)
                                                        -----         -----          -----         -----
Income (loss) before income tax provision                --             0.0%          (8.1)        (23.5%)
Income tax provision                                      0.2           0.6%           0.2           0.6%
                                                        -----         -----          -----         -----

Net loss                                                $(0.2)         (0.6%)        $(8.3)        (24.1%)
                                                        =====         =====          =====         =====

       Adjusted EBITDA(a)                               $ 9.3          26.7%         $ 7.2          20.9%
                                                        =====         =====          =====         =====

(a) Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges for the three-months ended March 31, 2004 and 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Three-Months Ended March 31, 2004 Compared to Three-Months Ended March 31, 2003

Revenue, net. For the three-months ended March 31, 2004, net revenue decreased $0.4 million, or 1.1%, to $34.4 million from $34.8 million for the same period in 2003. The decrease in net revenue at Weekly Reader was primarily due to (1) a decrease in net revenue at World Almanac of $0.7 million, or 5.6% to $11.9 million from $12.6 million from the same period in 2003. This decrease was due to lower net revenue of $0.2 million or 65.3% at World Almanac Books that resulted from a timing difference related to consignment sales for the World Almanac and Book of Facts and the World Almanac for Kids, lower net revenue of $0.2 million or 3.2% at WAE Library Services as a result of the elimination of their Prospect catalog and lower net revenue of $0.2 million or 15.6%, at Funk and Wagnalls due to the natural attrition of their customer base; (2) a decrease in net revenue at Weekly Reader, excluding World Almanac and AGS, of $0.4 million, or 3.8%, to $10.1 million from $10.5 million from the same period in 2003. This decrease was due to lower periodical net revenue of $0.6 million or 7.2%. The decline is a result of a weak educational funding environment. This decrease at Weekly Reader was partially offset by increased net revenue at Lifetime Learning Systems, Inc., a subsidiary of Weekly Reader of $0.1 million or 5.5% related to increased custom publishing shipments and increased licensing net revenue at Weekly Reader of $0.1 million or 126.8% from the same period in 2003 as a result of increased revenue from the QVC Shopping Network channel. The revenue decreases at World Almanac and Weekly Reader were partially offset by
(3) $0.7 million or 6.0% higher net revenue at AGS. AGS revenue increased to $12.4 million for the three-months ended March 31, 2004 from $11.7 million from the same period in 2003. AGS assessment net revenue of $1.0 million or 16.3% from the same period in 2003 as a result of: increases in net revenue of KABC II (Kaufman Assessment Battery for Children) of $0.5 million released in the first quarter of 2004, higher PPVT (Picture Peabody Vocabulary Test) of $0.5 million due to large orders in the state of Florida, and higher revenue of GRADE (Group Reading Assessment & Diagnostic Evaluation) and GMADE (Group Math Assessment & Diagnostic Evaluation) of $0.2 million over the same period in 2003. These four assessment products combined were up $1.2 million or 169.2% over the same period in 2003. All other assessment products had reduced net revenue of $0.2 million or 5.0% over the same period in 2003. The increase in Assessment net revenue was partially offset by a decrease in curriculum net revenue $0.3 million or 4.9% due to a market driven decline in test prep of $0.4 million or 35.7% and a planned decline of $0.1 million or 14.4% in backlist net revenue partially offset by an increase in Textbooks/Worktexts of $0.2 or 4.3% driven by growth associated with the Algebra revision and a literature adoption in the State of Florida.

The K-12 funding environment continues to be impacted by state budget deficits, which has resulted in pressure to reduce state and local educational spending, including spending on supplemental educational materials. While we believe Weekly Reader Corporation will benefit from the provisions in the Federal No Child Left Behind Act (the "NCLB Act"), most of the increase in Federal educational funding in 2003 was offset by lower state and local education funding in 2003. Although we anticipate that Federal educational funding will increase in 2004 as a result of the NCLB Act, we do not believe this funding improvement will be sufficient to offset cuts in state and local education funding. These cuts and delayed purchases have negatively affected our top-line net revenue and may continue to affect our top-line performance at least through the first half of fiscal year 2004. The uncertainty in the current operating environment makes it difficult to forecast future results.

Gross profit. Gross profit at Weekly Reader decreased $0.5 million or 1.9% to $25.9 million from $26.4 million from the same period in 2003 primarily as a result of (1) a decrease in gross profit at World Almanac of $0.7 million, or 8.1%, to $7.9 million from $8.6 million from the same period in 2003. Gross profit at World Almanac as a percent of revenue decreased to 66.4% from 68.3% from the same period in 2003 due to a write off of inventory at WA Books and the impact of a discount offer at WAE Library Services that was not in effect for the same period in 2003; (2) a decrease in gross profit at Weekly Reader, excluding AGS and World Almanac of $0.3 million, or 3.4%, to $8.5 million from $8.8 million from the same period in 2003 driven by the volume decrease described above. Gross profit as a percent of revenue decreased slightly to 84.2% from 83.8% from the same period in 2003. The revenue decreases at World Almanac and Weekly Reader, not including AGS and World Almanac, were partially offset by (3) an increase in gross profit at AGS of $0.5 million, or 5.6% to $9.5 million from $9.0 million from the same period in 2003 driven by the AGS volume increase described above. Gross profit as a percent of revenue decreased slightly to 76.6% from 76.9% from the same period in 2003 as a result of change in revenue mix. Overall, Weekly Reader consolidated gross profit as a percent of revenue decreased to 75.3% from 75.9% from the same period in 2003 due to the factors described above.

Costs and expenses. For the three-months ended March 31, 2004, operating costs and expenses increased by $1.7 million, or 8.8%, to $21.1 million from $19.4 million from the same period in 2003. Costs and expenses as a percentage of net revenue increased to 61.3% from 55.7% from the same period in 2003. This increase was primarily the result of: (i) $0.7 million or 11.1% increase in sales and marketing expenses due in to a sales reorganization and the timing of marketing initiatives related to product launches at AGS and to a change in amortizing new business promotion expenses at Weekly Reader, not including AGS or World Almanac (ii) $0.6 million or 13.3% increase in general and administrative expenses due to increases in legal, audit, tax and consulting professional fees; and (iii) higher editorial expenses of $0.3 million or 11.5% due in part to testing expenditures at AGS associated with a high stakes test developed for the NY City Department of Education and at Weekly Reader, not including AGS or World Almanac, as a result of amortizing prepaid editorial costs over the shorter period of time of when the related shipments occurred rather than over the entire school year.

Information regarding costs and expenses of the Company's reporting segments is set forth below. Parent Company expenses not allocated are included in Corporate.

                                                           Weekly     World
      (amounts in millions)                                Reader    Almanac      AGS    Corporate  Elimination    Total
                                                           ------    -------      ---    ---------  -----------    -----
Three months ended March 31, 2004
Sales and marketing                                         $1.8      $1.8        $3.4                  --        $ 7.0
Distribution, circulation and fulfillment                    1.6       1.4         0.5      --          --          3.5
Editorial                                                    1.5       0.9         0.5      --          --          2.9
General and administrative                                   1.3       1.5         1.0       1.3        --          5.1
Restructuring costs and other non-recurring expenses        --        --          --        --          --         --
Depreciation                                                 0.1       0.1         0.2      --          --          0.4
Amortization of intangible assets                           --         0.4         1.8      --          --          2.2
Total costs and expenses                                     6.3       6.1         7.4       1.3        --         21.1
Three months ended March 31, 2003
Sales and marketing                                          1.5       1.7         3.1      --          --          6.3
Distribution, circulation and fulfillment                    1.6       1.3         0.6      --          --          3.5
Editorial                                                    1.4       0.9         0.3      --          --          2.6
General and administrative                                   1.1       1.5         1.0       0.9        --          4.5
Restructuring costs and other non-recurring expenses        --        --          --        --          --         --
Depreciation                                                 0.2       0.1         0.1      --          --          0.4
Amortization of intangible assets                           --         0.5         1.6      --          --          2.1
Total costs and expenses                                     5.8       6.0         6.7       0.9        --         19.4

Interest expense. For the three-months ended March 31, 2004, interest expense, including amortization of deferred financing costs, increased by $5.9 million, or 86.8%, to $12.7 million from $6.8 million from the same period in 2003 as a result of writing off the deferred financing fees of $0.5 million attributable to the First-Lien Credit Facility that was replaced by the Second-Lien Credit Facility, which closed on March 29, 2004. In addition the adoption of SFAS 150 requires dividends on the 15% Senior Preferred Stock to be recorded as interest expense in the condensed consolidated statement of operations for all periods starting after January 1, 2004. The dividends on the 15% Senior Preferred Stock for the three-months ended increased interest expense by $5.2 million. Interest expense as a percentage of net revenue increased to 36.9% from 19.5% for the same period in 2003.

Adjusted EBITDA. For the three-months ended March 31, 2004, Adjusted EBITDA decreased $2.1 million, or 22.6%, to $7.2 million from $9.3 million for the same period in 2003. This decrease is primarily attributable to the factors described above. Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges. Adjusted EBITDA is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to net loss is as follows:

                                                     For the three months ended March 31,
Adjusted EBITDA reconciliation to Net Loss                  2003             2004
                                                          --------         --------
      Net loss                                            $   (226)        $ (8,308)
      Depreciation and amortization of intangibles           2,545            2,616
      Income taxes                                             190              158
      Interest expense                                       6,822           12,748
      Restructuring costs                                     --                  1
                                                          --------         --------
Adjusted EBITDA                                           $  9,331         $  7,215
                                                          ========         ========

LIQUIDITY AND CAPITAL RESOURCES

General

At March 31, 2004, WRC Media's sources of cash were its (1) operating subsidiaries, Weekly Reader, CompassLearning, and ChildU and (2) a $30.0 million revolving credit facility. As of March 31, 2004, there were no outstanding advances under the revolving credit facility. Additionally, the Company has stand-by letters of credit, renewable annually, in the amount of $2.1 million, which serve as security for a real estate lease entered into by the Company and certain surety bonds issued on behalf of the Company. While these letters of credit are in effect, it reduces available borrowing capacity under the revolving credit facility by $2.1 million. At March 31, 2004, the Company had $27.9 of available credit under the revolving credit facility.

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

The Second-Lien Facility has one financial covenant, a maximum ratio (the "Senior Leverage Ratio") of Senior Secured Debt to trailing four quarter EBITDA not to exceed 4.25:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio may not exceed 4.50:1.00, in each case to be tested on the last day of each fiscal quarter and computed for the Company and its consolidated subsidiaries. We were in compliance with this financial covenant for the period ended March 31, 2004. The Company's senior leverage ratio was 3.24:1:00 for the period ended March 31, 2004.

In connection with entering into the Second-Lien Credit Facility, we entered into an amendment and restatement of our First-Lien Credit Facility, which now consists solely of a $30.0 million revolving credit facility. The cash available under our First-Lien Credit Facility, together with the cash from our operating subsidiaries, Weekly Reader, CompassLearning and ChildU, is considered adequate for the Company's needs for the foreseeable future.

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

Liquidity, Working Capital and Capital Resources

As of March 31, 2004, WRC Media and its subsidiaries had negative working capital of $ 17.6 million. WRC Media's cash and cash equivalents were approximately $6.4 million at March 31, 2004. WRC Media and its subsidiaries' operations used approximately $9.9 million in cash for the three-months ended March 31, 2004. WRC Media and its subsidiaries' principal uses of cash are for debt service and working capital.

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

Derivative Financial Instruments

The Company uses derivative financial instruments to reduce its exposure to interest rate volatility. In 2004, the Company used interest rate swaps and caps to reduce exposure to interest rate changes. At March 31, 2004, Weekly Reader had one outstanding derivative financial instrument in place, an interest rate cap on 50% of its senior secured term loans as required by the First-Lien Facility as then in effect. Our amended and restated First-Lien Facility and our Second-Lien Facility require us to obtain interest rate protection that, when taken together with the aggregate principal amount of our indebtedness subject to a fixed interest rate, will result in at least 50% of our total indebtedness being either fixed, hedged or capped for the duration of the applicable facility. On November 15, 2003, we entered into financial instruments with a notional value of $61.0 million, which terminates on November 15, 2004 and requires us to pay a floating rate of interest based on the three-month LIBO rate as defined in that arrangement with a cap rate of 2.5%. The fair value of this interest rate cap as of March 31, 2004 was de-minimus.

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

         o Reference and Trade - Revenue from the sale of children's books through the wholesale channel are recognized when books are shipped to wholesalers. Sales to school and public libraries made through the telemarketing preview channel are recorded upon notification from the customer of their intention to retain the previewed product.. The sale of children's books to bookstores and mass merchandisers primarily are recognized by the Company at the time the distributor ships these products to its customers. Concurrent with the recording of this revenue, the Company records distribution fees as a reduction of revenue.

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

         o Pre-Publication Costs - Marketing, selling, distribution, editorial, and other general and administrative expenses are generally expensed as incurred. Certain editorial costs relating to the American Guidance product lines are deferred and amortized using both straight-line and accelerated methods over periods ranging from three to ten years. The amortization is based on the expected life of the publication which is determined based on the Company's historical experience with similar publications.

         o Direct-Response Advertising Costs - Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that result in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogs and subscription promotions. These direct-response advertising costs are capitalized and amortized over the estimated period of future benefit using a ratio of current period revenues to total current and estimated future period revenues. The amortization periods range from ten months to thirty months subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and selling expenses in the Company's consolidated statement of operations.

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

Valuation of Deferred Tax Assets

The Company is not currently recognizing income and due to its lack of historical earnings has determined it is not likely to realize the benefit of its net deferred tax assets, and accordingly, records a 100% valuation reserve against its net deferred tax assets, exclusive of deferred tax liabilities that cannot be offset as the result of the adoption of SFAS 142. To the extent the Company recognizes income in future years, the tax provision will reflect the realization of such benefits, with the exception of benefits attributable to acquired deferred tax assets. The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that is the primary beneficiary of the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The adoption of FIN 46R, effective March 31, 2004, did not have any effect on the Company's consolidated financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company beginning January 1, 2004. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of this statement required the Company to reclassify its 15% Senior Preferred Stock from the mezzanine section of the balance sheet to long-term liabilities. Effective January 1, 2004 dividend payments for the 15% Senior Preferred Stock ("15% Senior Preferred") are recorded as interest expense in the consolidated statement of operations. The adoption of this statement did not result in any adjustment to the book value of its 15% Senior Preferred as of January 1, 2004 as book value approximated fair value at January 1, 2004. For the three-months ended March 31, 2004 the Company recognized $5,199 of accrued dividends on 15% Senior Preferred as interest expense.

On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The majority of the provisions of this statement apply to financial statements issued for fiscal years ending after December 15, 2003. The Company has adopted such disclosure provisions.

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

Factors That May Affect The Future Results And Financial Condition

This Quarterly Report on Form 10-Q/A contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including the following and other risks and factors identified from time to time in the Company's filings with the SEC:

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

The general risks inherent in the market and the impact of rising interest rates with regard to its variable debt facilities; and

The terms of our First-Lien Facility and Second-Lien Facility require us on an ongoing basis to meet certain maximum secured leverage ratio covenants. A default under either credit agreement could result in acceleration of payment obligations thereunder and would have a material adverse effect on our financial condition and liquidity.

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

The following table sets forth information about the Company's debt instruments as of March 31, 2004:

           Debt                                 Less than                                  After
        Obligations                  Total       1 year    2-3 years     4-5 years        5 years
        -----------                  -----       ------    ---------     ---------        -------
Revolving Credit                   $   --         $ --       $ --         $   --          $   --
Average Interest Rate
Second Lien Credit Facility         145,000         --         --          145,000            --
Average Interest Rate                 6.09% (A)
Senior Subordinated Notes           152,000         --         --             --           152,000
Average Interest Rate                12.75%

(A)      Interest rate through April 29, 2004.

ITEM 4.   CONTROLS AND PROCEDURES

WRC Media management, including the Chief Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Principal Financial Officer completed their evaluation. In making this evaluation, WRC Media management considered the "material weaknesses" (as defined under standards established by the American Institute of Certified Public Accountants) that were identified and communicated to us by our independent auditors in connection with the audit of our consolidated financial statements for the year ended December 31, 2003. Our independent auditors identified the following two such "material weaknesses": (1) numerous adjusting entries proposed as a result of our 2003 audit were recorded by the Company to correct the underlying books and records, including previously reported results for 2002 and 2001, and (2) there were an insufficient number of qualified accounting personnel appropriate for their positions, specifically within the external financial reporting area. Prior to the identification of these "material weaknesses" by our independent auditors, the Company began implementing various policies and procedures in connection with its own review of its accounting and external reporting functions.

In mid-2003, in connection with our review of the matter which led to the restatement of revenue relating to a software and services sale, we reviewed our revenue recognition policy for potential control weaknesses. At that time, our software revenue recognition policy permitted deviations from our approved forms of sales documentation with the approval of the operating unit's general manager. We have changed our software revenue recognition policy to provide that deviations from approved forms of sales documentation require both the approval of a financial officer (Principal Financial Officer or Chief Accounting Officer) of WRC Media, and the approval of legal counsel. We have taken a number of other steps that will impact the effectiveness of our internal controls, including the following:

         o        We have centralized our finance and accounting organization.
                  The operating unit controllers, who formerly reported to the operating unit general managers, now report directly to the parent company Principal Financial Officer;

         o We restructured our finance group in a manner that places greater emphasis on control and accountability issues;

         o We have amended our Code of Conduct and Compliance Policies to require all employees to sign a personal Code of Conduct Statement that states that they have read the WRC Code of Conduct and represent that they are in compliance, and that they are not aware of any violations of the Company's Code of Conduct by others at the Company or its affiliates. If they are aware of, or become aware of a violation they are obligated to document and report the incident to the Chief Executive or Principal Financial Officer of the Company.

         o We have established new policies and procedures for such matters as complex transactions, and contract management procedures.

         o We established a Disclosure Committee, consisting of senior personnel from the business units and the finance group, as well as legal counsel, and we now follow an extensive review and certification process in connection with our filings with the SEC; and

         o We hired an Assistant Treasurer/Controller in February 2004 to increase resources in the external reporting area.

In addition, the Company is currently conducting a recruitment search for a Chief Financial Officer.

We believe that these efforts address the "material weaknesses" identified by our independent auditors. The Company continues to improve and refine its internal controls. This process is ongoing, and the Company seeks to foster an exemplary internal controls environment. Our management, including our Chief Executive Officer and Principal Financial Officer, has concluded that, taking into account the Company's efforts to address the matters described above, as of the evaluation date, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

PART II.  OTHER INFORMATION

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

PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

31.1 Certification of Martin E. Kenney, Jr., Chief Executive Officer of WRC Media Inc., CompassLearning, Inc. and Weekly Reader Corporation, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated July 29, 2004.

31.2 Certification of Richard Nota, Senior Vice President of Finance and Principal Financial Officer of WRC Media Inc., and Weekly Reader Corporation dated July 29, 2004.

32 Certification of Chief Executive Officer and Principal Financial Officer of WRC Media Inc. and Subsidiaries and Weekly Reader Corporation pursuant to 18 U.S.C. ss. 1350, dated July 29, 2004.


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



/s/ Martin E. Kenney, Jr.                                    Date: July 29, 2004
-----------------------------------------------------             --------------
Martin E. Kenney, Jr.
Director: WRC Media Inc., Weekly Reader Corporation
and CompassLearning, Inc.; Chief Executive Officer:
WRC Media Inc. and CompassLearning, Inc.;
Principal Executive Officer and Executive Vice
President:
Weekly Reader Corporation



/s/ Richard Nota                                             Date: July 29, 2004
-----------------------------------------------------             --------------
Richard Nota
Senior Vice President-Finance and Principal Financial
Officer
WRC Media Inc. and Weekly Reader Corporation