Form 10-Q
period 2004-06-30
WRC MEDIA INC
filed 2004-08-13
CIK 1102329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2004                         Commission File No. 333-96119
WRC MEDIA INC.                                                       WEEKLY READER CORPORATION
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


-------------------------------------------------------------------------------------------
TITLE OF CLASS                              | NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------------------------------------------------------------
12 3/4% Senior Subordinated Notes due 2009  | OVER-THE-COUNTER MARKET
-------------------------------------------------------------------------------------------


PART 1   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         WRC MEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)


                                                                                    December 31,         June 30,
                                                                                       2003                2004
                                                                                     ---------          ----------
ASSETS
Current Assets:
     Cash and cash equivalents                                                       $   1,432          $   5,080
     Accounts receivable (net of allowance for doubtful accounts
     and sales returns of $2,519 and $2,583, respectively)                              30,027             38,854
     Inventories                                                                        16,652             14,894
     Prepaid expenses                                                                    3,367              3,174
     Other current assets (including restricted assets of $1,006
      and $842, respectively)                                                            1,889              1,317
                                                                                     ---------          ---------
       Total current assets                                                             53,367             63,319

Property and equipment, net                                                              5,792              4,996
Capitalized software, net                                                                7,293              7,333
Goodwill                                                                               241,324            241,324
Other intangible assets, net                                                            76,860             71,539
Deferred financing costs, net                                                            5,675              9,559
Other assets                                                                            29,896             32,843
                                                                                     ---------          ---------
       Total assets                                                                  $ 420,207          $ 430,913
                                                                                     =========          =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                                $  16,963          $  14,430
     Accrued payroll, commissions and benefits                                           9,356              8,800
     Current portion of deferred revenue                                                35,900             35,930
     Other accrued liabilities                                                          17,166             17,857
     Current portion of long-term debt                                                   8,477                  -
                                                                                     ---------          ---------
       Total current liabilities                                                        87,862             77,017

Deferred revenue, net of current portion                                                   959              1,203
Deferred tax liabilities                                                                10,800             12,250
15% senior preferred stock,
including accrued dividends and accretion of warrant value
(5,966,119 shares outstanding), (Liquidation preference of $149,228)                         -            141,771
Long-term debt                                                                         262,925            300,973
                                                                                     ---------          ---------
       Total liabilities                                                               362,546            533,214
                                                                                     ---------          ---------

Commitments and contingencies

15% senior preferred stock,
  including accrued dividends and accretion of warrant value
  (5,508,080 shares outstanding)                                                       130,701                  -

Warrants on common stock of subsidiaries                                                11,751             11,751

Common stock subject to redemption                                                         940                950
                                                                                     ---------          ---------

Stockholders' deficit:
     Common stock, ($.01 par value, 20,000,000 shares authorized;
     7,008,406 shares outstanding in 2003 and 2004)                                         70                 70
     18% convertible preferred stock, ($.01 par value, 750,000 shares
     authorized, 547,980 and 572,639 outstanding, respectively)                         21,919             23,936
     Additional paid-in capital                                                        131,753            131,753
     Accumulated other comprehensive loss                                               (1,899)            (1,899)
     Accumulated deficit                                                              (237,574)          (268,862)
                                                                                     ---------          ---------
       Total stockholders' deficit                                                     (85,731)          (115,002)
                                                                                     ---------          ---------
       Total liabilities and stockholders' deficit                                   $ 420,207          $ 430,913
                                                                                     =========          =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                  2003                2004
                                                                             -------------          --------
                                                                             (As Restated
                                                                              See Note 17)
Revenue, net                                                                    $ 44,141            $ 45,849

Cost of goods sold                                                                13,084              13,915
                                                                                --------            --------

Gross profit                                                                      31,057              31,934
                                                                                --------            --------

Costs and expenses:
     Sales and marketing                                                          10,301              11,170
     Research and development                                                        213                 984
     Distribution, circulation and fulfillment                                     2,905               2,769
     Editorial                                                                     2,565               2,474
     General and administrative                                                    5,370               7,328
     Restructuring costs and other non-recurring expenses                          1,001                 632
     Depreciation                                                                    599                 495
     Amortization of intangible assets                                             4,374               4,076
                                                                                --------            --------

     Total operating costs and expenses                                           27,328              29,928
                                                                                --------            --------

Income from operations                                                             3,729               2,006

Interest expense, including amortization
of deferred financing costs                                                       (7,236)            (13,408)
Other expense, net                                                                  (688)               (274)
                                                                                --------            --------

Loss before income tax provision                                                  (4,195)            (11,676)

Income tax provision                                                                 679                 840
                                                                                --------            --------

Net loss                                                                        $ (4,874)           $(12,516)
                                                                                ========            ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                     2003               2004
                                                                                 ------------        --------
                                                                                 (As Restated
                                                                                 See Note 17)
Revenue, net                                                                       $ 91,179          $ 88,609

Cost of goods sold                                                                   26,357            26,835
                                                                                   --------          --------

Gross profit                                                                         64,822            61,774
                                                                                   --------          --------

Costs and expenses:
     Sales and marketing                                                             21,782            22,725
     Research and development                                                           924             1,731
     Distribution, circulation and fulfillment                                        6,415             6,321
     Editorial                                                                        5,144             5,347
     General and administrative                                                      11,013            14,449
     Restructuring costs and other non-recurring expenses                             1,481               697
     Depreciation                                                                     1,220               926
     Amortization of intangible assets                                                8,691             8,295
                                                                                   --------          --------

     Total operating costs and expenses                                              56,670            60,491
                                                                                   --------          --------

Income from operations                                                                8,152             1,283

Interest expense, including amortization
of deferred financing costs                                                         (14,368)          (27,910)
Other expense, net                                                                     (919)             (524)
                                                                                   --------          --------

Loss before income tax provision                                                     (7,135)          (27,151)

Income tax provision                                                                  1,492             1,642
                                                                                   --------          --------

Net loss                                                                           $ (8,627)         $(28,793)
                                                                                   ========          ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                      2003            2004
                                                                                 -------------      ----------
                                                                                 (As Restated
                                                                                  See Note 17)
Cash flows from operating activities:

Net loss                                                                           $  (8,627)       $ (28,793)

Adjustments to reconcile net loss to net cash used in operating activities:
     Deferred income tax provision                                                     1,450            1,450
     Depreciation and amortization                                                    11,432           10,406
     Management fees forgiven by principal shareholder                                   300                -
     (Loss) gain on disposition of property and equipment                                 (1)               1
     Accrual of manditorily redeemable preferred stock dividends                           -           10,593
     Amortization of debt discount                                                       218              249
     Amortization of deferred financing costs                                            725            2,783
Changes in operating assets and liabilities:
     Accounts receivable                                                                (900)          (8,827)
     Inventories                                                                         744            1,758
     Prepaid expenses and other current assets                                          (308)             763
     Other noncurrent assets                                                          (8,153)          (5,925)
     Accounts payable                                                                 (7,575)          (2,534)
     Deferred revenue                                                                 (1,451)             273
     Accrued liabilities                                                              (1,806)             144
                                                                                   ---------        ---------

Net cash used in operating activities                                                (13,952)         (17,659)
                                                                                   ---------        ---------

Cash flows from investing activities:
     Purchase of property and equipment                                                 (610)            (553)
     Capitalized software                                                             (2,066)          (1,225)
     Landlord reimbursement for leasehold improvements                                     -              421
     Proceeds from the disposition of property and equipment                               4                -
                                                                                   ---------        ---------

Net cash used in investing activities                                                 (2,672)          (1,357)
                                                                                   ---------        ---------

Cash flows from financing activities:
     Proceeds from revolving line of credit                                           27,000           31,000
     Repayments of revolving line of credit                                           (3,000)         (28,000)
     Repayment of senior bank debt                                                    (3,945)        (118,678)
     Deferred financing fees                                                             (20)          (6,668)
     Proceeds from issuance of long-term debt                                              -          145,000
     Purchase and issuance of common stock subject to redemption                         (25)              10
                                                                                   ---------        ---------

Net cash provided by financing activities                                             20,010           22,664
                                                                                   ---------        ---------

Increase in cash and cash equivalents                                                  3,386            3,648

Cash and cash equivalents, beginning of period                                         9,095            1,432
                                                                                   ---------        ---------

Cash and cash equivalents, end of period                                           $  12,481        $   5,080
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

2.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company as of June 30, 2004 and for the three- and six-month periods ended June 30, 2003 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

These condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto as reported in the Company's Annual Report on Form 10-K dated June 15, 2004. The operating results for the three- and six-month periods ended June 30, 2003 and 2004 are not necessarily indicative of the results that may be expected for a full year.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company beginning January 1, 2004. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of this statement required the Company to reclassify its 15% Senior Preferred Stock from the mezzanine section of the balance sheet to long-term liabilities at March 31, 2004. Effective January 1, 2004 dividend payments for the 15% Senior Preferred Stock ("15% Senior Preferred") are recorded as interest expense in the consolidated statement of operations. The adoption of this statement did not result in any adjustment to the book value of its 15% Senior Preferred as of January 1, 2004 as book value approximated fair value at January 1, 2004. For the three- and six-month periods ended June 30, 2004 the Company recognized $5,394 and $10,593, respectively, of accrued dividends on 15% Senior Preferred as interest expense.

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

On March 17, 2004, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." ("Issue 03-1") Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired specifically, whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements about impairments that have not been recognized as other than temporary for investments. Issue 03-1 also requires the investor to disclose investments with unrealized losses that have not been recognized as other-than-temporary impairments. The guidance for evaluating whether an investment is other-than-temporarily impaired shall be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. The adoption of this consensus is not expected to have any impact on the Company's consolidated results of operations or financial position.

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


                                                         Weekly     World              Compass /
                                                         Reader    Almanac     AGS       ChildU    Corporate  Eliminations   Total
                                                         ------    -------     ---       ------    ---------  ------------   -----
Three months ended June 30, 2004
--------------------------------

Revenue, net                                            $ 4,138   $ 10,506  $ 17,867   $ 13,338    $      -   $       -    $ 45,849
Income (loss) from operations                            (2,073)       969     5,816     (1,735)       (971)          -       2,006
Depreciation and amortization                               119        530     1,809      1,843         942           -       5,243
Restructuring costs and other non-recurring items             -          -         -        603          29           -         632
Assets                                                   55,620     99,146   192,861     52,501     280,348    (249,563)    430,913
Capital expenditures                                        126         25       122        717          10                   1,000

Three months ended June 30, 2003
--------------------------------

Revenue, net                                              5,588     10,666    13,457     14,430           -           -      44,141
Income (loss) from operations                            (1,094)       877     4,094        688        (836)          -       3,729
Depreciation and amortization                               179        543     1,856      2,249         942           -       5,769
Restructuring costs and other non-recurring items             -         21         -        875         105                   1,001
Assets                                                   57,133     91,726   174,009     58,697     275,177    (215,568)    441,174
Capital expenditures                                         37         30         7      1,592           -                   1,666


                                                         Weekly     World              Compass /
                                                         Reader    Almanac     AGS       ChildU    Corporate  Eliminations   Total
                                                         ------    -------     ---       ------    ---------  ------------   -----
Six-months ended June 30, 2004
------------------------------

Revenue, net                                           $ 14,252   $ 22,387  $ 30,300   $ 21,670    $      -   $       -    $ 88,609
Income (loss) from operations                              (172)     2,339     7,354     (6,325)     (1,913)          -       1,283
Depreciation and amortization                               250      1,016     3,795      3,462       1,883           -      10,406
Restructuring costs and other non-recurring items             -          -         -        667          30           -         697
Capital expenditures                                        160         45       182      1,376          15                   1,778

Six-months ended June 30, 2003
------------------------------

Revenue, net                                             16,085     23,259    25,186     26,649           -           -      91,179
Income (loss) from operations                             1,595      3,173     5,975       (459)     (2,130)          -       8,154
Depreciation and amortization                               364      1,099     3,648      4,437       1,884           -      11,432
Restructuring costs and other non-recurring items             -         21         -        875         585                   1,481
Capital expenditures                                        104         54        23      2,493           2                   2,676



5.  RESTRUCTURING COSTS AND OTHER NON-RECURRING EXPENSES

During the six-months ended June 30, 2004, the Company reviewed its restructuring reserve established in 2002 and increased the reserve $697 for lease terminations primarily resulting from the updating of the sublease assumptions used in determining the fair value of the remaining lease obligations associated with facilities vacated during 2002.

Components of the Company's restructuring plan initiated in the fourth quarter of 2002 are shown in the following table.


                                        Balance at        Additional                        Balance at
                                     December 31, 2003     Charges        Amounts Paid    June 30, 2004
                                     -----------------   ------------     ------------    -------------
Severance and other benefits              $   32             $    -         $  (32)           $    -
Lease terminations                         3,243                697           (807)            3,133
                                          ------             ------         ------            ------
Total                                     $3,275             $  697         $ (839)           $3,133
                                          ======             ======         ======            ======


The restructuring reserve totaling approximately $3,133 at June 30, 2004, is expected to be paid as follows: remaining nine months of 2004 - $796, 2005 and beyond - $2,337. These charges are included in other accrued liabilities on the condensed consolidated balance sheets.

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


                                                     Three-Months Ended June 30,      Six-Months Ended June 30,
                                                        2003           2004            2003             2004
                                                     --------        --------        --------        --------
Net loss, as reported                                $ (4,874)       $(12,516)       $ (8,627)       $(28,793)
Deduct:  Total stock-based employee
compensation expense determined under
the fair value based method for all
awards, net of related tax effects                        (46)             (4)            (91)             (8)
                                                     --------        --------        --------        --------
Pro forma net loss                                   $ (4,920)       $(12,520)       $ (8,718)       $(28,801)
                                                     ========        ========        ========        ========


The Company has outstanding stock options issued to certain of its executives that are required to be accounted for as variable options. During the three- and six-month periods ended June 30, 2003 and 2004, no compensation expense was recognized for these options as the fair market value of the Company's common stock, as estimated by the Company's Board of Directors, was less than the exercise price of these options.

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

The First-Lien Facility, as amended and restated, has a maturity of December 29, 2008, and has one financial covenant, a Senior Leverage Ratio of senior secured debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.00:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio may not exceed 4.25:1.00, in each case to be tested on the last day of the fiscal quarter and computed for the Company and its consolidated subsidiaries. Interest on revolving loan borrowings under the First-Lien Facility bear interest at a rate per annum equal to the LIBO rate as defined in the First-Lien Facility plus 2.0% or the alternate base rate as defined in the First-Lien Facility plus 1.0%.

As a result of the refinancing of the Company wrote-off the remaining balances of deferred financing costs associated with the First Lien Facility of approximately $1,914. These costs are included in interest expense, including amortization of deferred financing costs, on the condensed consolidated statement of operations for the six-months ended June 30, 2004.

In connection with the refinancing the Company incurred costs and expenses, primarily investment banking and legal fees, of approximately $6,668. These amounts have been recorded as deferred financing fees at June 30, 2004 and are being amortized over the term of the Second Lien Facility using the effective interest method.

At June 30, 2004, there were $8,000 in outstanding advances under the Company's $30,000 revolving credit facility, which bears interest at approximately 3.5% for Eurodollar rate advances and 5.0% for base rate advances as of June 30, 2004. The Company has stand-by letters of credit, renewable annually, in the amount of $2,050 of which $2,000 serves as security for a real estate lease entered into by the Company and $50 serves as security for certain surety bonds issued on behalf of the Company. While these letters of credit are in effect, the Company's available borrowing under the revolving credit facility is reduced by $2,050. At June 30, 2004, the Company had $19,950 of available credit under the revolving credit facility.

8.  FINANCIAL INSTRUMENTS

Pursuant to the terms of the First and Second-Lien Credit Agreements, the Company is required to enter into or maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount that, when taken together with the aggregate principal amount of Total Debt, as defined subject to a fixed interest rate, is at least equal to at least 50% of the aggregate principal amount of all Total Debt. On November 15, 2003, the Company entered into a one year interest rate cap agreement with a notional principal of $61,000, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. The fair value of the interest rate cap at June 30, 2004 is de-minimis.

9.  INVENTORIES

Inventories as of December 31, 2003 and June 30, 2004 are as follows:

                                        December 31,    June 30,
                                            2003         2004
                                         --------     ---------
Finished goods                           $ 16,533     $  14,803
Raw materials                                 119            91
                                         --------     ---------
                                         $ 16,652     $  14,894
                                         ========     =========

10.  GOODWILL AND TRADEMARKS

At December 31, 2003 and June 30, 2004, goodwill and indefinite lived intangible assets are as follows:

                                                 December 31,      June 30,
                                                    2003             2004
                                                 -----------     ----------
Goodwill                                         $   241,324     $  241,324
Long Lived Assets - Trademarks and
copyrights                                            23,772         23,772
                                                 -----------     ----------
                                                 $   265,096     $  265,096
                                                 ===========     ==========

There were no changes in goodwill and indefinite lived intangible assets during the three- and six-months ended June 30, 2004.

The Company recorded non-cash deferred income tax expense of $725 and $1,450 for the three- and six-month periods ended June 30, 2003 and 2004, respectively, for taxable temporary differences that will not reverse prior to expiration of the Company's net operating loss carryforward periods. Book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002 upon the Company's adoption of SFAS 142; however, the Company continues to amortize these assets for tax purposes. As a result, the Company will have deferred tax liabilities that will arise each quarter as the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record an additional $1,450 to increase deferred tax liabilities during the remaining six-months of 2004.

11.  OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill and indefinite lived intangible are as follows:


                                               --------------------------------------  -------------------------------------
                                                           December 31, 2003                        June 30, 2004
                                               --------------------------------------  -------------------------------------
                                                            Accumulated                             Accumulated
                               Useful Lives    Gross       Amortization        Net       Gross     Amortization      Net
                               ------------    ----------  --------------   ---------  ----------  --------------  ---------

Customer Lists                 6-15 yrs          $ 48,600    $ (24,948)     $ 23,652    $ 48,600       $ (27,865)  $ 20,735
Copyrights                     10-20 yrs           30,800       (6,462)       24,338      30,800          (7,248)    23,552
Software                       3-5 yrs             14,789      (10,027)        4,762      14,789         (11,577)     3,212
Trademark                      4-10 yrs               200          (82)          118         200             (92)       108
Distributor relationships      6 yrs                  700         (482)          218         700            (540)       160
                                                 --------    ----------     --------   ---------       ----------  ---------
                        Total:                   $ 95,089    $ (42,001)     $ 53,088    $ 95,089       $ (47,322)  $ 47,767
                                                 ========    ==========     ========   =========       ==========  =========


Included in other intangible assets, are trademarks and copyrights not subject to amortization, for which the total carrying amount was $23,772 at December 31, 2003 and June 30, 2004.

Amortization of intangibles for the three-months ended June 30, 2003 and 2004 was $3,081 and $2,501, respectively. Amortization of intangibles for the six-months ended June 30, 2003 and 2004 was $6,195 and $5,321, respectively. Amortization of intangibles is included in amortization of intangible assets on the condensed consolidated statement of operations. The estimated amortization expense for intangible assets subject to amortization for the next five years is as follows:

Remaining six months of 2004............................. $  4,610
2005.....................................................    9,197
2006.....................................................    6,843
2007.....................................................    4,600
2008.....................................................    3,461
2009.....................................................    3,253
Thereafter...............................................   15,803

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

15% Senior Preferred Stock due 2011

In 1999, the Company issued 3,000,000 shares of 15% Senior Preferred Stock due in 2011 with a liquidation preference of $25.00 per share. The 15% Senior Preferred Stock shall accrue dividends at a rate of 15% per annum, subject to adjustment if the Company fails to redeem all outstanding shares of such 15% Senior Preferred Stock in connection with a mandatory redemption or change of control. Such accrued dividends reflect penalty dividends of 0.5% for periods prior to November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with that conclusion.

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

The following tables present condensed consolidating financial information for WRC Media and the subsidiary guarantors as of and for the three- and six-month periods ended June 30, 2003 and 2004 for: (1) WRC Media, (2) Weekly Reader, a majority-owned subsidiary, (3) CompassLearning, a wholly-owned subsidiary, (4) ChildU a wholly-owned subsidiary, and (5) the Company on a consolidated basis.


                                                                          SUBSIDIARY GUARANTORS
                                                                  -----------------------------------
                                                                                COMPASS
                                                                  WEEKLY READER LEARNING                             WRC MEDIA INC.
                                                   WRC MEDIA INC.  CORPORATION     INC.      CHILDU    ELIMINATIONS   CONSOLIDATED
                                                   --------------  -----------  ---------   ---------  ------------   ------------
                                                                               (IN THOUSANDS)
Balance Sheet as of  June 30, 2004
Assets:
Current assets                                         $   1,761    $  84,995   $  15,648   $   2,563   $ (41,648)    $  63,319
Property and equipment, net                                    -        4,280         584         132           -         4,996
Goodwill and other intangible assets, net                154,572      132,235      22,844       3,212           -       312,863
Other assets                                             109,484       32,658       5,100       2,418     (99,925)       49,735
                                                       ---------    ---------   ---------   ---------   ---------     ---------
Total assets                                           $ 265,817    $ 254,168   $  44,176   $   8,325   $(141,573)    $ 430,913
                                                       =========    =========   =========   =========   =========     =========

Liabilities and stockholders' deficit:
Current liabilities                                    $ 114,022    $  49,725   $  48,649   $   7,404   $(142,783)    $  77,017
Redeemable preferred stock, plus accrued dividends       141,771      149,228           -           -    (149,228)      141,771
Long-term debt                                           147,973      300,973           -           -    (147,973)      300,973
Other liabilities                                          7,100        5,150       1,203           -           -        13,453
Warrants on common stock of subsidiaries                  11,751            -           -           -           -        11,751
Common stock subject to redemption                           950            -           -           -           -           950
Stockholders' deficit                                   (157,750)    (250,908)     (5,676)        921     298,411      (115,002)
                                                       ---------    ---------   ---------   ---------   ---------     ---------
Total liabilities and stockholders' deficit            $ 265,817    $ 254,168   $  44,176   $   8,325   $(141,573)    $ 430,913
                                                       =========    =========   =========   =========   =========     =========



                                                                         SUBSIDIARY GUARANTORS
                                                                  -----------------------------------
                                                                                COMPASS
                                                                  WEEKLY READER LEARNING                             WRC MEDIA INC.
                                                   WRC MEDIA INC.  CORPORATION     INC.      CHILDU    ELIMINATIONS   CONSOLIDATED
                                                   --------------  -----------  ---------   ---------  ------------   ------------
                                                                               (IN THOUSANDS)
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JUNE 30, 2004

Revenue, net                                            $      -      $ 32,511    $  8,271    $  5,067    $      -       $ 45,849
Operating costs and expenses                                 930        27,839      11,726       3,348           -         43,843
Interest expense, net                                     10,885        12,890           -           -     (10,367)        13,408
Other (income) expense                                       274           199           1           -        (200)           274
Provision for income taxes                                   616           198          26           -           -            840
                                                        --------      --------    --------    --------    --------       --------
Net income (loss)                                       $(12,705)     $ (8,615)   $ (3,482)   $  1,719    $ 10,567       $(12,516)
                                                        ========      ========    ========    ========    ========       ========

STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
ENDED JUNE 30, 2004

Revenue, net                                            $      -      $ 66,939    $ 14,940    $  6,730    $      -       $ 88,609
Operating costs and expenses                               1,859        57,472      21,927       6,068           -         87,326
Interest expense, net                                     22,803        25,638           -           -     (20,531)        27,910
Other (income) expense                                       527           396           1           -        (400)           524
Provision for income taxes                                 1,225           356          61           -           -          1,642
                                                        --------      --------    --------    --------    --------       --------
Net income (loss)                                       $(26,414)     $(16,923)   $ (7,049)   $    662    $ 20,931       $(28,793)
                                                        ========      ========    ========    ========    ========       ========

CASH FLOW FOR THE SIX MONTHS
ENDED JUNE 30, 2004

Cash flow provided by (used in) operations              $ (9,865)     $ (9,835)   $ (9,831)   $  2,182    $  9,690       $(17,659)
Cash flow used in investing activities                         -          (402)       (668)       (287)          -         (1,357)
Cash flow provided by (used in) financing activities       9,850        13,933      10,499      (1,928)     (9,690)        22,664
Cash and cash equivalents at beginning of period             100         1,267           4          61           -          1,432
                                                        --------      --------    --------    --------    --------       --------
Cash and cash equivalents at end of period              $     85      $  4,963    $      4    $     28         $ -       $  5,080
                                                        ========      ========    ========    ========    ========       ========


                                                                        SUBSIDIARY GUARANTORS
                                                                  ----------------------------------
                                                                                COMPASS
                                                                  WEEKLY READER LEARNING                             WRC MEDIA INC.
                                                   WRC MEDIA INC.  CORPORATION     INC.      CHILDU    ELIMINATIONS   CONSOLIDATED
                                                   --------------  -----------  ---------   ---------  ------------   ------------
                                                                               (IN THOUSANDS)
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JUNE 30, 2003

Revenue, net                                             $      -     $ 29,711   $ 12,497    $  1,933     $      -     $ 44,141
Operating costs and expenses                                  929       25,740     12,260       1,483            -       40,412
Interest expense, net                                       5,281        6,911          -           -       (4,956)       7,236
Other (income) expense                                        474          114          -           -          100          688
Provision for income taxes                                    592           64         23           -            -          679
                                                         --------     --------   --------    --------     --------     --------
Net loss                                                 $ (7,276)    $ (3,118)  $    214    $    450     $  4,856     $ (4,874)
                                                         ========     ========   ========    ========     ========     ========

STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
ENDED JUNE 30, 2003

Revenue, net                                             $      -     $ 64,530   $ 23,743    $  2,906     $      -     $ 91,179
Operating costs and expenses                                2,338       53,579     24,266       2,844            -       83,027
Interest expense, net                                      10,543       13,733          -           -       (9,908)      14,368
Other (income) expense                                        711          308          -           -         (100)         919
Provision for income taxes                                  1,200          254         38           -            -        1,492
                                                         --------     --------   --------    --------     --------     --------
Net income (loss)                                        $(14,792)    $ (3,344)  $   (561)   $     62     $ 10,008     $ (8,627)
                                                         ========     ========   ========    ========     ========     ========

CASH FLOW FOR THE SIX MONTHS
ENDED JUNE 30, 2003

Cash flow provided by (used in) operations               $(11,756)    $(15,082)  $    803    $  1,293     $ 10,790     $(13,952)
Cash flow used in investing activities                          -         (179)    (1,546)       (947)           -       (2,672)
Cash flow provided by (used in) financing activities       10,807       19,483        743        (233)     (10,790)      20,010
Cash and cash equivalents at beginning of period            1,154        7,819          4         118            -        9,095
                                                         --------     --------   --------    --------     --------     --------
Cash and cash equivalents at end of period               $    205     $ 12,041   $      4    $    231          $ -     $ 12,481
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

In addition, the Company will reimburse the principal shareholder for reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services. During each of the three- and six-month periods ended June 30, 2003 and 2004, the Company recognized general and administrative expense of $238 and $476, respectively, for management fees. In June 2003, the shareholder waived the payment of $300 in management fees for 2003. The waived amount has been recorded as a capital contribution. At June 30, 2004, other accrued liabilities include approximately $1,126 of accrued management fees.

15.  PENSION BENEFITS

The following table provides components of net periodic benefit cost for the Company's defined benefit pension plan for the three- and six-months ended June 30, 2003 and 2004:

                                         Three-months ended June 30,
                                         ---------------------------
                                          2003               2004
                                         -----              -----
Service cost                             $ 229              $ 225
Interest Cost                              221                238
Expected return on plan assets            (169)              (242)
Amortization of net loss                    74                 42
                                         -----              -----
Net periodic benefit cost                $ 355              $ 263
                                         =====              =====

                                         Six-months ended June 30,
                                         -------------------------
                                          2003               2004
                                          ----               ----
Service cost                             $ 458              $ 450
Interest Cost                              442                476
Expected return on plan assets            (338)              (484)
Amortization of net loss                   148                 84
                                         -----              -----
Net periodic benefit cost                $ 710              $ 526
                                         =====              =====

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                               Six-Months Ended June 30,
                                               -------------------------
                                                   2003       2004
                                                   ----       ----

Cash paid during the period for interest         $13,558     $13,234
Cash paid during the period for income taxes     $   169     $   228

Non-cash financing activities:
Preferred stock dividends accrued                $10,833      12,610(1)
Accretion of preferred stock                     $   471     $   478

(1) During the six-months ended June 30, 2004, $10,593 of such preferred stock dividends have been recorded as interest expense in the statement of operations, resulting from the Company's adoption of SFAS 150 effective January 1, 2004.

17.  RESTATEMENT

In connection with the audit of the Company's 2003 consolidated financial statements (the "Initial Restatement") and the reaudit of its 2001 consolidated financial statements (the "Further Restatement), the Company has restated its previously audited consolidated balance sheets as of December 31, 2001, 2002 and 2003 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001, 2002 and 2003.

In connection with the Initial Restatement, management had restated its financial statements for the three- and six-months ended June 30, 2003 because it had incorrectly accounted for (i) the revenue recognition of a software and services sale in December 2002; (ii) the purchase price related to the ChildU acquisition in 2001 (iii) revenue recognition for distributor sales; (iv) rent expense; (v) other items including an adjustment relating the amortization period for certain capitalized prepublication costs .

Described below are the matters for which the Company has restated its condensed consolidated financial statements for the three- and six-months ended June
30, 2003 in connection with the Initial Restatement.

     o Software and Services Sale. In December 2002, the Company recorded a $1,860 receivable of revenue from the sale of educational software and services to a school district. Of this amount, $1,169 was recognized as revenue during the fiscal quarter ended December 31, 2002, and $691 was recorded as a deferred revenue liability as of December 31, 2002. Accrued sales commissions of $342 also were recorded. In the first quarter of 2003, this $1,169 of revenue previously recognized in December 2002 was offset by recording a bad debt reserve of $920 and by retaining an excess of $249 in the Company's allowance for doubtful accounts, which excess amount would have otherwise been reversed. The Company has concluded that the sale did not meet the criteria under GAAP for revenue recognition for the year ended December 31, 2002, and that it incorrectly recorded the related bad debt reserve and retained the excess allowance for doubtful accounts in 2003. The Company has corrected these errors by reversing these transactions. The net effect for the six-months ended June 30, 2003 was to decrease net loss by approximately $920.

     o ChildU Goodwill Reduction. The Company's subsidiary, ChildU, was acquired in 2001. In connection with such acquisition, the Company issued shares of its common stock to the holders of notes issued by ChildU. The Company has determined that the value assigned to these shares when the Company recorded the purchase price for this acquisition in its historical financial statements for 2001 exceeded the fair market value of these shares. Accordingly, the Company has restated its financial statements to record correctly the fair market value of these shares, which had the effect of reducing the purchase price for ChildU, goodwill and additional paid-in capital, by approximately $3,419 as of December 31, 2001. In addition, the Company allocated the entire purchase price to goodwill, and had assigned that goodwill an estimated life of 40 years. The asset acquired was software technology and not goodwill. The Company has restated its financial statements to record the software technology and to amortize such acquired technology over its estimated useful life of five years, which had the effect of increasing net loss by $418 and $837, respectively in the three- and six-months ended June 30, 2003.

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

     o Distributor Sales. Historically the Company recognized revenue under a distribution contract between its subsidiary, World Almanac Education Group, and a distributor at the time that the Company shipped its products to the distributor rather than at the time those products were resold by the distributor. The Company also recorded distribution fees under this contract as operating costs and expenses, based on its understanding of the distribution contract. The Company has determined to recognize revenue only at the time the distributor ships these products to its customer. The Company has restated its financial statements which decreased its net loss by $89 and $258 respectively for the three- and six-months ended June 30, 2003.

     o Rent. The Company has two leases that have "free rent" incentives at the commencement of the leases and also contain rent escalation clauses (which clauses provide for rent increases over time) for which it was required under GAAP to record the average rent expense ratably over the lease term. In its historical 2001 financial statements, however, the Company recorded the rent expense from these leases as it was paid. In its historical 2002 financial statements, the Company began correctly recording the average rent expense for these leases, but it calculated the average rent using the remainder of the lease term instead of the entire lease term. The Company has restated its financial statements to correct these errors, which had the net effect of decreasing its net loss by $194 and $352, respectively for the three- and six-months ended June 30, 2003.

     o Other. The Company also made an adjustment relating to the amortization period for certain capitalized pre-publication costs which had the effect of increasing net loss by $105 and $210 respectively for the three- and six-months ended June 30, 2003 and it reclassified $462 and $927, respectively of software development amortization from amortization of intangibles to cost of goods sold in the condensed consolidated statement of operations for the three- and six-months ended June 30, 2003. An adjustment was also made related to the waiver, by the Company's principal shareholder, of certain management fees owed to it. The adjustment increased operating expenses and additional paid in capital by $300 in the three and six-months ended June 30, 2003.


In connection with the re-audit of the Company's 2001 consolidated financial statements, management determined that it had incorrectly accounted for the following items, which comprise the Further Restatement: (i) intangible assets acquired in 1999 in connection with the Company's acquisition of Weekly Reader;
(ii) acquisition reserves for acquisitions in 1999; (iii) its adoption of SFAS 142 and the preparation of its transitional impairment analysis; (iv) deferred tax liabilities recognized upon the adoption of SFAS 142; (v) 15% Senior Preferred Stock dividends; and (vi) a number of other items which had been previously identified and collectively determined to be immaterial but which the Company has now decided to correct. In addition, the Company corrected certain errors in its disclosures regarding stock options granted to its employees.

Described below are the matters for which the Company has restated its condensed consolidated financial statements for the three- and six-months ended June 30, 2003 in connection with the Further Restatement.

     o WRC Media Goodwill and Intangible Assets. In connection with the reaudit of the Company's 2001 consolidated financial statements, the Company reconsidered the assumptions used to determine the estimated fair value and economic lives of the intangible assets acquired in connection with the 1999 acquisition and recapitalization of Weekly Reader by WRC Media (the "1999 Intangible Assets"). The Company has determined that the original basis for estimating the fair value and economic lives of the intangible assets was a valuation report that the former owners of Weekly Reader had provided to WRC Media at the time of the 1999 acquisition. Accordingly, in 2004, the Company engaged a valuation consulting firm to assist management in assessing the fair values and economic lives of the 1999 Intangible Assets as of the acquisition date. As a result, certain estimated fair values and economic lives of the 1999 Intangible Assets have been revised. Accordingly, the Company has restated its financial statements to correctly state the estimated fair value and economic lives of the 1999 Intangible Assets acquired as of November 17, 1999. This had the effect of increasing goodwill by $36,238 and decreasing other intangibles in the aggregate by the same amount. Other intangible assets include Copyrights, Customer lists and Trademarks. Copyrights increased by $4,733 and their estimated useful life was amended from 10 years to approximately 20 years, Customer lists decreased by $13,680 and their estimated useful life decreased from 10 years to approximately 8.5 years and Trademarks decreased by $27,291 and their estimated useful life decreased from 40 years to approximately 39 years. In addition, the Company has restated its financial statements to correct amortization expense for other intangible assets, which had the effect of reducing amortization expense of intangible assets for the three- and six-months ended June 30, 2003 by $376 and $750, respectively.

     o CompassLearning/Weekly Reader Additional Goodwill Reduction. As discussed above the Company recorded certain reserves for a planned restructuring in connection with the acquisitions of CompassLearning and Weekly Reader. In connection with the reaudit of its 2001 consolidated financial statements the Company determined that it had incorrectly recorded reserves of $3,106 related to estimated liabilities it believed it had assumed at the date of such acquisitions. The Company concluded that the acquisition reserves associated with these liabilities should have been reversed in 1999. The estimated liabilities associated with the excess reserves included $1,522 of debt issuance costs, $1,157 of severance and consulting fees, primarily attributable to employees or consultants hired subsequent to the acquisition date, $362 of leasehold improvements for space to be occupied by employees of World Almanac Group and other administrative costs of $65. The Company determined that goodwill and the related acquisition reserves should be reduced by $3,106. The Company has restated its financial statements to correct for these errors. The net effect of such adjustments was to increase net loss for the three- and six-months ended June 30, 2003 by $54 and $110, respectively.

     o Goodwill and Long-lived Intangible Asset Impairment. On January 1, 2002, the Company adopted SFAS 142 for its goodwill and intangible assets. Upon adoption, the Company ceased amortization of goodwill and other indefinite lived intangible assets, which primarily consist of trademarks. As required by SFAS 142, the Company reviewed its indefinite lived intangibles (goodwill and trademarks) for impairment as of January 1, 2002. The Company has four reporting units with goodwill. Goodwill was tested for impairment at the reporting unit level. As a result, the Company recorded a transitional goodwill and indefinite lived intangible asset impairment charge of $72,022 at American Guidance Service, Inc. ("AGS") a subsidiary of Weekly Reader. This charge was reported as a cumulative effect of accounting change, as of January 1, 2002, in the consolidated statements of operations. In connection with the reconsideration of the assumptions used to determine the estimated fair value and economic lives of the 1999 Intangible Assets discussed above, the Company updated its transitional impairment analysis and determined that it had incorrectly calculated the fair value of its reporting units. Accordingly, the impairment charge of $72,022 at AGS was incorrect and not required. The Company's measurement of fair value was based on an evaluation of future discounted cash flows. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow evaluation considered several earnings scenarios and the likelihood of possible outcomes. Collectively, this evaluation was management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that corresponds to the Company's weighted-average cost of capital. This discount rate range assumed was consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the WRC Media's reporting units. Certain other key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including pre-publication costs, are based on reasonable estimates related to the Company's strategic initiatives and current market conditions. Such assumptions also are consistent with those utilized in the Company's annual planning process. The Company has restated its December 31, 2002 and 2003 balance sheets to correct for this error. The net effect of such adjustment was to increase goodwill and decrease accumulated deficit by $72,022 as of December 31, 2002 and 2003.

     o Deferred Tax Liabilities. The Company recognized non-cash deferred income tax expense and a deferred tax liability on January 1, 2002 in connection with its adoption of SFAS 142. The deferred tax liability relates to the excess of tax over book amortization of tax-deductible goodwill and trademarks since the timing of the reversal of this liability is indefinite, unless the related assets are sold or an impairment of the assets is recorded, and can no longer be offset by the Company's net operating loss carryforwards, which expire within a statutory period. During 2003, the Company recorded additional deferred tax expense. The non-cash income tax expense recorded during the three- and six-months ended June 30, 2003 increased by $225, from $454 to $679 and by $450, from $1,042 to $1,492, respectively. These restatements are principally due to the reversal of the impairment charges and the revision of estimated fair value and economic lives of the 1999 Intangible Assets discussed above.

     o 15% Senior Preferred Stock due 2011. In 1999, the Company issued 3,000,000 shares of 15% Senior Preferred Stock due in 2011. The 15% Senior Preferred Stock accrued dividends at a rate of 15% per annum. The Certificate of Designation provides that the 15% Senior Preferred Stock was subject to a default or penalty dividend of 0.5% in the event of certain registration defaults. A penalty dividend was applicable from mid-August of 2000 through November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with that conclusion. The Company had not previously recorded this penalty dividend. The recording of the penalty dividends (and required compounding in subsequent periods) resulted in the Company increasing accrued dividends on 15% Senior Preferred Stock by $31 and $61 during the three- and six-months ended June 30, 2003, respectively.

     o Segment Information. The Company previously disclosed one reportable segment. The Company now discloses four reportable segments.

     o Other. In connection with the re-audit of the Company's 2001 financial statements, the Company has made a number of other corrections to the financial statements, which collectively were immaterial.

Summarized below are the significant effects of the Initial Restatement and the Further Restatement.


                                                                         Three Months Ended June 30, 2003
                                                              ---------------------------------------------------
                                                                As Previously
                                                                 Reported in
                                                               August 13, 2003      Restatement
                                                                  Form 10-Q          Adjustment        As Restated
                                                                -------------       -----------        -----------
Revenue, net                                                       $ 43,493           $    648           $ 44,141
Cost of goods sold                                                   12,542                542             13,084
                                                                   --------           --------           --------
     Gross profit                                                    30,951                106             31,057
                                                                   --------           --------           --------
Costs and expenses:
     Sales and marketing                                             10,051                250             10,301
     Research and development                                           213                                   213
     Distribution, circulation and fulfillment                        2,905                                 2,905
     Editorial                                                        2,565                                 2,565
     General and administrative                                       5,614               (244)             5,370
     Restructuring costs and other non-recurring expenses             1,001                                 1,001
     Depreciation                                                       591                  8                599
     Amortization of intangible assets                                4,691               (317)             4,374
                                                                   --------           --------           --------
     Total operating costs and expenses                              27,631               (303)            27,328
                                                                   --------           --------           --------
     Income from operations                                           3,320                409              3,729
Interest expense, including amortization
   of deferred financing costs                                       (7,188)               (48)            (7,236)
Other expense, net                                                     (388)              (300)              (688)
                                                                   --------           --------           --------
     Loss before income tax provision                                (4,256)                61             (4,195)
Income tax provision                                                    454                225                679
                                                                   --------           --------           --------
     Net loss                                                      $ (4,710)          $   (164)          $ (4,874)
                                                                   ========           ========           ========



                                                                          Six Months Ended June 30, 2003
                                                              ----------------------------------------------------
                                                               As Previously
                                                                Reported in
                                                              August 13, 2003       Restatement
                                                                 Form 10-Q           Adjustment        As Restated
                                                               -------------        ------------       -----------
Revenue, net                                                       $ 90,470           $    709           $ 91,179
Cost of goods sold                                                   25,276              1,081             26,357
                                                                   --------           --------           --------
     Gross profit                                                    65,194               (372)            64,822
                                                                   --------           --------           --------
Costs and expenses:
     Sales and marketing                                             21,532                250             21,782
     Research and development                                           924                                   924
     Distribution, circulation and fulfillment                        6,415                                 6,415
     Editorial                                                        5,144                                 5,144
     General and administrative                                      12,334             (1,321)            11,013
     Restructuring costs and other non-recurring expenses             1,481                                 1,481
     Depreciation                                                     1,207                 13              1,220
     Amortization of intangible assets                                9,324               (633)             8,691
                                                                   --------           --------           --------
     Total operating costs and expenses                              58,361             (1,691)            56,670
                                                                   --------           --------           --------
     Income from operations                                           6,833              1,319              8,152
Interest expense, including amortization
   of deferred financing costs                                      (14,270)               (98)           (14,368)
Other expense, net                                                     (619)              (300)              (919)
                                                                   --------           --------           --------
     Loss before income tax provision                                (8,056)               921             (7,135)
Income tax provision                                                  1,042                450              1,492
                                                                   --------           --------           --------
     Net loss                                                      $ (9,098)          $    471           $ (8,627)
                                                                   ========           ========           ========


                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)


                                                                         December 31,          June 30,
                                                                              2003               2004
                                                                         ------------          ---------
ASSETS
Current Assets:

     Cash and cash equivalents                                             $   1,267           $   4,963
     Accounts receivable (net of allowance for doubtful accounts
     and sales returns of $2,179 and $2,367, respectively.)                   20,880              28,162
     Inventories                                                              15,890              14,232
     Due from related party                                                   11,502              33,864
     Prepaid expenses                                                          2,882               2,457
     Other current assets (including restricted assets of $1,006
      and $842, respectively)                                                  1,889               1,317
                                                                           ---------           ---------
       Total current assets                                                   54,310              84,995

Property and equipment, net                                                    4,665               4,280
Goodwill                                                                     101,978             101,978
Other intangible assets, net                                                  31,580              30,257
Deferred financing costs, net                                                    512                   -
Other assets                                                                  29,711              32,658
                                                                           ---------           ---------
       Total assets                                                        $ 222,756           $ 254,168
                                                                           =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                      $  15,446           $  12,917
     Deferred revenue                                                         17,565              21,044
     Accrued expenses and other current liabilities                           15,865              15,764
     Current portion of long-term debt                                         8,477                   -
                                                                           ---------           ---------
       Total current liabilities                                              57,353              49,725

Deferred tax liability                                                         4,800               5,150
15% senior preferred stock,
  including accrued dividends and accretion of warrant value
  (5,966,119 shares outstanding)
(Liquidation preference of $149,228)                                               -             149,228
Long-term debt                                                               262,925             300,973
                                                                           ---------           ---------
       Total liabilities                                                     325,078             505,076
                                                                           ---------           ---------

Commitments and contingencies
15% senior preferred stock,
including accrued dividends and accretion of warrant value
(5,508,000 shares outstanding)                                               138,636                   -

Stockholders' deficit:
     Common stock, ($.01 par value, 20,000,000 shares authorized;
     2,830,000 shares outstanding in 2003 and 2004)                               28                  28
     Additional paid-in capital                                                9,133               9,133
     Due from parent                                                         (56,464)            (49,491)
     Accumulated other comprehensive loss                                     (1,899)             (1,899)
     Accumulated deficit                                                    (191,756)           (208,679)
                                                                           ---------           ---------
       Total stockholders' deficit                                          (240,958)           (250,908)
                                                                           ---------           ---------
       Total liabilities and stockholders' deficit                         $ 222,756           $ 254,168
                                                                           =========           =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (Unaudited)
                             (Amounts in thousands)


                                                          2003               2004
                                                      -------------        --------
                                                      (As Restated
                                                       See Note 15)

Revenue, net                                            $ 29,711           $ 32,511

Cost of goods sold                                         7,908              8,622
                                                        --------           --------

Gross profit                                              21,803             23,889
                                                        --------           --------
Costs and expenses:
     Sales and marketing                                   5,605              6,246
     Distribution, circulation and fulfillment             2,905              2,769
     Editorial                                             2,565              2,474
     General and administrative                            4,040              5,230
     Restructuring costs                                     126                 29
     Depreciation                                            434                393
     Amortization of intangible assets                     2,157              2,076
                                                        --------           --------

     Total operating costs and expenses                   17,832             19,217
                                                        --------           --------

Income from operations                                     3,971              4,672

Other expense:
Interest expense, including amortization
of deferred financing costs                               (6,911)           (12,890)
Other expense, net                                          (114)              (199)
                                                        --------           --------

Loss before income tax provision                          (3,054)            (8,417)

Income tax provision                                          64                198
                                                        --------           --------

Net loss                                                $ (3,118)          $ (8,615)
                                                        ========           ========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)
                             (Amounts in thousands)


                                                         2003                2004
                                                     ------------          --------
                                                     (As Restated
                                                      See Note 15)
Revenue, net                                            $ 64,530           $ 66,939

Cost of goods sold                                        16,347             17,123
                                                        --------           --------

Gross profit                                              48,183             49,816
                                                        --------           --------

Costs and expenses:
     Sales and marketing                                  11,932             13,271
     Distribution, circulation and fulfillment             6,415              6,321
     Editorial                                             5,144              5,347
     General and administrative                            8,479             10,295
     Restructuring costs                                     126                 30
     Depreciation                                            879                786
     Amortization of intangible assets                     4,257              4,299
                                                        --------           --------

     Total operating costs and expenses                   37,232             40,349
                                                        --------           --------

Income from operations                                    10,951              9,467

Other expense:
Interest expense, including amortization
of deferred financing costs                              (13,733)           (25,638)
Other expense, net                                          (308)              (396)
                                                        --------           --------

Loss before income tax provision                          (3,090)           (16,567)

Income tax provision                                         254                356
                                                        --------           --------

Net loss                                                $ (3,344)          $(16,923)
                                                        ========           ========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                       2003                 2004
                                                                                   -------------         ---------
                                                                                   (As Restated
                                                                                    See Note 15)
Cash flows from operating activities:

Net loss                                                                             $  (3,344)          $ (16,923)

Adjustments to reconcile net loss to net cash used in operating activities:
     Deferred income tax provision                                                         350                 350
     Depreciation and amortization                                                       5,136               5,085
     Accrual of manditorily redeemable preferred stock dividends                             -              10,593
     Amortization of debt discount                                                         218                 249
     Amortization of deferred financing costs                                               90                 512
Changes in operating assets and liabilities:
     Accounts receivable                                                                (2,854)             (7,282)
     Inventories                                                                           881               1,658
     Prepaid expenses and other current assets                                              (7)                995
     Other non-current assets                                                           (8,153)             (5,925)
     Accounts payable                                                                   (7,172)             (2,530)
     Deferred revenue                                                                    1,500               3,478
     Accrued liabilities                                                                (1,727)                (95)
                                                                                     ---------           ---------

Net cash used in operating activities                                                  (15,082)             (9,835)
                                                                                     ---------           ---------

Cash flows from investing activities:
     Purchases of property and equipment                                                  (183)               (402)
     Proceeds from the disposition of property and equipment                                 4                   -
                                                                                     ---------           ---------

Net cash used in investing activities                                                     (179)               (402)
                                                                                     ---------           ---------

Cash flows from financing activities:
     Proceeds from revolving line of credit                                             27,000              31,000
     Repayments of borrowings under revolving line of credit                            (3,000)            (28,000)
     Repayment of senior bank debt                                                      (3,945)           (118,678)
     Proceeds from issuance of long term debt                                                -             145,000
     Due from parent, net                                                                2,450               6,973
     Due from related party                                                             (3,022)            (22,362)
                                                                                     ---------           ---------

Net cash provided by financing activities                                               19,483              13,933
                                                                                     ---------           ---------

Increase in cash and cash equivalents                                                    4,222               3,696

Cash and cash equivalents, beginning of period                                           7,819               1,267
                                                                                     ---------           ---------

Cash and cash equivalents, end of period                                             $  12,041           $   4,963
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


1.  DESCRIPTION OF BUSINESS

The condensed consolidated financial statements of Weekly Reader Corporation ("WRC") include the accounts of WRC and its subsidiary, Lifetime Learning System, Inc. ("Lifetime Learning"), World Almanac Education Group ("WAE") and its subsidiaries, Funk & Wagnalls Yearbook Corporation and Gareth Stevens, Inc. ("Gareth Stevens"), and American Guidance Service, Inc. and its subsidiaries, AGS International Sales, Inc. and Lindy Acquisition Co., LLC (all are collectively referred to as "Weekly Reader" or the "Company"). At December 31, 2003 and June 30, 2004, WRC Media Inc. (the "Parent") owns 94.9% and PRIMEDIA, Inc. owns 5.1% of the common stock of Weekly Reader.

2.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company as of June 30, 2004 and for the three and six-month periods ended June 30, 2003 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

These condensed consolidated financial statements should be read in conjunction with Weekly Reader Corporation and Subsidiaries annual financial statements and related notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K dated June 15, 2004. The operating results for the three- and six-month periods ended June 30, 2003 and 2004 are not necessarily indicative of the results that may be expected for a full year.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46 (Revised) ("FIN 46R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that is the primary beneficiary of the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The adoption of FIN 46R effective March 31, 2004 did not have a significant impact on the Company's consolidated financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company beginning January 1, 2004. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of this statement required the Company to reclassify its 15% Senior Preferred Stock ("15% Senior Preferred") from the mezzanine section of the balance sheet to long-term liabilities at March 31, 2004. Effective January 1, 2004 dividend payments for the 15% Senior Preferred are recorded as interest expense in the consolidated statement of operations. The adoption of this statement did not result in any adjustment to the book value of its 15% Senior Preferred as of January 1, 2004 as book value approximated fair value at January 1, 2004. For the three- and six-month periods ended June 30, 2004 the Company recognized $5,394 and $10,593, respectively, of accrued dividends on 15% Senior Preferred as interest expense.

On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106". It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The majority of the provisions of this statement apply to financial statements issued for fiscal years ending after December 15, 2003. The Company has adopted such disclosure provisions (see Note 13).

On March 17, 2004, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." ("Issue 03-1") Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired specifically, whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements about impairments that have not been recognized as other than temporary for investments. Issue 03-1 also requires the investor to disclose investments with unrealized losses that have not been recognized as other-than-temporary impairments. The guidance for evaluating whether an investment is other-than-temporarily impaired shall be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. The adoption of this consensus is not expected to have any impact on the Company's consolidated results of operations or financial position.

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

Information regarding the operations of the Company's reporting segments is set forth below. Parent Company expenses and assets not allocated to reporting segments are included in Corporate. Weekly Reader evaluates performance based on several factors, of which the primary financial measure is operating income
(loss).


                                         Weekly        World
                                         Reader       Almanac         AGS        Corporate    Eliminations        Total
                                         ------       -------         ---        ---------    ------------        -----
Three months ended June 30, 2004
--------------------------------

Revenue, net                         $   4,138      $  10,506     $  17,867       $     -      $       -      $  32,511
Income (loss) from operations           (2,073)           969         5,816           (40)             -          4,672
Depreciation and amortization              119            530         1,809            11              -          2,469
Restructuring costs                          -              -             -            29              -             29
Assets                                  55,620         99,146       192,861        14,531       (107,990)       254,168
Capital expenditures                       126             25           122            10              -            283

Three months ended June 30, 2003
--------------------------------

Revenue, net                             5,588         10,666        13,457             -              -         29,711
Income (loss) from operations           (1,094)           877         4,094            94              -          3,971
Depreciation and amortization              179            543         1,856            13              -          2,591
Restructuring costs                          -             21             -           105                           126
Assets                                  57,133         91,726       174,009           525        (84,983)       238,410
Capital expenditures                        37             30             7             -              -             74



                                         Weekly        World
                                         Reader       Almanac         AGS        Corporate    Eliminations        Total
                                         ------       -------         ---        ---------    ------------        -----
Six months ended June 30, 2004
------------------------------

Revenue, net                           $ 14,252      $ 22,387     $ 30,300       $    -        $    -         $ 66,939
Income (loss) from operations              (172)        2,339        7,354          (54)            -            9,467
Depreciation and amortization               250         1,016        3,795           24             -            5,085
Restructuring costs                           -             -            -           30             -               30
Capital expenditures                        160            45          182           15             -              402

Six months ended June 30, 2003
------------------------------

Revenue, net                             16,085        23,259       25,186            -             -           64,530
Income (loss) from operations             1,595         3,173        5,975          208             -           10,951
Depreciation and amortization               364         1,099        3,648           25             -            5,136
Restructuring costs                           -            21            -          105                            126
Capital expenditures                        104            54           23            2             -              183



5.  RESTRUCTURING AND OTHER NON-RECURRING EXPENSES

During the six-months ended June 30, 2004, the Company reviewed its restructuring reserve established in 2002 and adjusted the reserve by $30 due to updating the assumptions used in determining the fair value of the remaining lease obligations associated with facilities vacated during 2002.

Components of the Company's restructuring plan initiated in the fourth quarter of 2002 are shown in the following table:


                                         Balance at                                       Balance at
                                        December 31,     Additional                         June 30,
                                            2003         Adjustments     Amounts Paid         2004
                                        ------------     -----------     ------------     ----------
Severance and other benefits             $      20        $   -           $  (20)          $     -
Lease terminations                             988           30              (54)              964
                                         ---------        -----           ------           -------
Total                                    $   1,008        $  30           $  (74)          $   964
                                         =========        =====           ======           =======



The restructuring reserve totaling approximately $964 at June 30, 2004 is expected to be paid as follows: remaining nine months of 2004 - $119 and 2005 and beyond - $845 and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

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

The First-Lien Facility, as amended and restated, has a maturity of December 29, 2008, and has one financial covenant, a Senior Leverage Ratio of senior secured debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.00:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio may not exceed 4.25:1.00, in each case to be tested on the last day of the fiscal quarter and computed for the Company and its consolidated subsidiaries. Interest on revolving loan borrowings under the First-Lien Facility bear interest at a rate per annum equal to the LIBO rate as defined in the First-Lien Facility plus 2.0% or the alternate base rate as defined in the First-Lien Facility plus 1.0%.

As a result of the refinancing, the Company wrote-off the remaining balances of deferred financing costs associated with the First Lien Facility of approximately $467. These costs are included in interest expense, including amortization of deferred financing costs on the condensed consolidated statement of operations for the six-months ended June 30, 2004.

In connection with the refinancing the Company incurred costs and expenses, primarily investment banking and legal fees, of approximately $6,668. These amounts have been recorded as deferred financing fees at June 30, 2004 and are being amortized over the term of the Second Lien Facility using the effective interest method.

At June 30, 2004, there were $8,000 in outstanding advances under the Company's $30,000 revolving credit facility, which bears interest approximately 3.5% for Eurodollar rate advances and 5.0% for base rate advances as of June 30, 2004. The Company has stand-by letters of credit, renewable annually, in the amount of $2,050 of which $2,000 serves as security for a real estate lease entered into by the Company and $50 serves as security for certain surety bonds issued on behalf of the Company. While these letters of credit are in effect, the Company's available borrowing under the revolving credit facility is reduced by $2,050. At June 30, 2004, the Company had $19,950 of available credit under the revolving credit facility.

7.  FINANCIAL INSTRUMENTS

Pursuant to the terms of the First and Second-Lien Credit Agreements, the Company is required to enter into or maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount that, when taken together with the aggregate principal amount of the Company's Total Debt subject to a fixed interest rate, is at least equal to at least 50% of the aggregate principal amount of all Total Debt. On November 15, 2003, the Company entered into a one year interest rate cap agreement with a notional principal of $61,000, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks the contract to market at the end of each period. The fair value of the interest rate cap at June 30, 2004 is de-minimis.

8.  INVENTORIES

At December 31, 2003 and June 30, 2004, inventories are comprised of the following:

                                      December 31,      June 30,
                                          2003           2004
                                      -------------     ---------
Finished goods                          $ 15,853        $ 14,215
Raw materials                                 37              17
                                        --------        --------
                                        $ 15,890        $ 14,232
                                        ========        ========

9.  GOODWILL AND TRADEMARKS

At December 31, 2003 and June 30, 2004, Goodwill and indefinite lived intangible assets are as follows:

                                                December 31,         June 30,
                                                    2003               2004
                                                ------------         --------

Goodwill                                         $   101,978      $   101,978
Long Lived Assets - Trademarks and
copyrights
                                                      15,675           15,675
                                                 -----------      -----------
                                                 $   117,653      $   117,653
                                                 ===========      ===========

There were no changes to goodwill and indefinite lived intangible assets during the three- and six-months ended June 30, 2004.

WRC recorded non-cash deferred income tax expense of $175 and $350 during the three- and six-month periods ended June 30, 2003 and 2004, respectively, for taxable temporary differences that will not reverse prior to expiration of the Company's net operating loss carryforward periods. Book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002 upon the Company's adoption of SFAS 142; however, WRC will continue to amortize these assets for tax purposes. As a result, WRC will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of WRC's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record an additional $350 to increase deferred tax liabilities during the remaining six months of 2004.

10.  OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the WRC's intangible assets other than goodwill and indefinite lived intangible assets are as follows:


                                                     ----------------------------------------------------------------------------
                                                                 December 31, 2003                     June 30, 2004
                                                     ----------------------------------------------------------------------------
                                                                   Accumulated                           Accumulated
                                     Useful Lives     Gross       Amortization      Net         Gross   Amortization       Net
                                     ------------    --------     -------------    ---------  --------  --------------  ---------
Customer Lists                       6-15 yrs        $    318         $    (161)    $    157  $    318      $    (183)  $    135
Copyrights                           10-20 yrs         19,936            (4,901)      15,035    19,936         (5,489)    14,447
Software                             3 yrs              6,420            (5,707)         713     6,420         (6,420)         -
                                                     --------         ---------    ---------  --------      ----------  ---------
                          Total:                     $ 26,674         $ (10,769)    $ 15,905  $ 26,674      $ (12,092)  $ 14,582
                                                     ========         =========    =========  ========      ==========  =========


Included in other intangible assets, are trademarks and copyrights not subject to amortization, for which the total carrying amount was $15,675 as of December 31, 2003 and June 30, 2004.

Amortization of intangibles for the three-months ended June 30, 2003 and 2004 was $864 and $499, respectively. Amortization of intangibles for the six-months ended June 30, 2003 and 2004 was $1,761 and $1,323, respectively. Amortization is included in amortization of intangible assets on the condensed consolidated statement of operations. The estimated amortization expense for intangible assets still subject to amortization for the next five years is as follows:

Remaining six months ended of 2004..............................    $   620
2005............................................................      1,225
2006............................................................      1,184
2007............................................................      1,181
2008............................................................      1,144
2009............................................................      1,123
Thereafter......................................................      8,105

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

15% Senior Preferred Stock due 2011

In 1999, the Company issued 3,000,000 shares of 15% Senior Preferred Stock due in 2011 with a liquidation preference of $25.00 per share. The 15% Senior Preferred Stock shall accrue dividends at a rate of 15% per annum, subject to adjustment if the Company fails to redeem all outstanding shares of such 15% Senior Preferred Stock in connection with a mandatory redemption or change of control. Such accrued dividends reflect penalty dividends of 0.5% for periods prior to November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with that conclusion.

12.  RELATED PARTY TRANSACTIONS

In connection with the acquisition of Weekly Reader, the Company entered into a management agreement with the principal shareholder of WRC Media Inc. In accordance with the management agreement, the shareholder provides Weekly Reader management consulting and financial advisory services. As a result, the Company is obligated to pay to the shareholder annual aggregate management fees for services totaling $800, which are payable quarterly. At June 30, 2004, other accrued liabilities include approximately $900 of accrued management fees.

In addition, the Company will reimburse the principal shareholder for reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services. During each of the three- and six-month periods ended June 30, 2003 and 2004, the Company recognized general and administrative expense of $200 and $400, respectively, for management fees.

13.  PENSION BENEFITS

The following table provides components of net periodic benefit cost for the Company's defined benefit pension plan for the three- and six-months ended June 30, 2003 and 2004:

                                                  Three-months ended June 30,
                                                  ---------------------------
                                                   2003                2004
                                                   ----                ----
Service cost                                      $ 229               $ 225
Interest Cost                                       221                 238
Expected return on plan assets                     (169)               (242)
Amortization of net loss                             74                  42
                                                  -----               -----
Net periodic benefit cost                         $ 355               $ 263
                                                  =====               =====


                                                   Six-months ended June 30,
                                                   -------------------------
                                                   2003               2004
                                                   ----               ----
Service cost                                      $ 458               $ 450
Interest Cost                                       442                 476
Expected return on plan assets                     (338)               (484)
Amortization of net loss                            148                  84
                                                  -----               -----
Net periodic benefit cost                         $ 710               $ 526
                                                  =====               =====


14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                      Six-Months Ended June 30,
                                                   -----------------------------
                                                       2003           2004
                                                       ----           ----

Cash paid during the period for interest            $ 13,558       $ 13,234
Cash paid during the period for income taxes        $     31       $     42

Non-cash financing activity:
Preferred stock dividends accrued                   $  9,142       $ 10,593 (1)

(1) During the six-months ended June 30, 2004, $10,593 of such preferred stock dividends have been recorded as interest expense in the statement of operations, resulting from the Company's adoption of SFAS 150 effective January 1, 2004.

15.  RESTATEMENT

In connection with the audit of the Company's 2003 consolidated financial statements (the "Initial Restatement") and the reaudit of its 2001 consolidated financial statements (the "Further Restatement"), the Company has restated its previously audited consolidated balance sheets as of December 31, 2001, 2002 and 2003 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001, 2002 and 2003.

In connection with the Initial Restatement, management had restated its financial statements for the three- and six-months ended June 30, 2003 because it had incorrectly accounted for (i) revenue recognition for distributor sales;
(ii) rent expense; and (iii) other items including an adjustment relating the amortization period for certain capitalized prepublication costs.

Described below are the matters for which the Company had restated its condensed consolidated financial statements for the three- and six-months ended June 30, 2003 in connection with the Initial Restatement.

     o Distributor Sales. Historically the Company recognized revenue under a distribution contract between its subsidiary, World Almanac Education Group, and a distributor at the time that the Company shipped its products to the distributor rather than at the time those products were resold by the distributor. The Company also recorded distribution fees under this contract as operating costs and expenses, based on its understanding of the distribution contract. The Company has determined to recognize revenue only at the time the distributor ships these products to its customer. The Company has restated its financial statements which decreased its net loss by $89 and $258, respectively for the three- and six-months ended June 30, 2003.

     o Rent. The Company has two leases that have "free rent" incentives at the commencement of the leases and also contain rent escalation clauses (which clauses provide for rent increases over time) for which it was required under GAAP to record the average rent expense ratably over the lease term. In its historical 2001 financial statements, however, the Company recorded the rent expense from these leases as it was paid. In its historical 2002 financial statements, the Company began correctly recording the average rent expense for these leases, but it calculated the average rent using the remainder of the lease term instead of the entire lease term. The Company has restated its financial statements to correct these errors, which had the net effect of decreasing its net loss by $194 and $352, respectively for the three- and six-months ended June 30, 2003.

     o Other. The Company also made an adjustment relating to the amortization period for certain capitalized pre-publication costs which had the effect of increasing net loss by $105 and $210 for the three- and six-months ended June 30, 2003.

In connection with the reaudit of the Company's 2001 consolidated financial statements, management determined that it had incorrectly accounted for the following items, which comprise the Further Restatement: (i) intangible assets acquired in 1999 in connection with the Parent's acquisition of Weekly Reader;
(ii) acquisition reserves for acquisitions in 1999; (iii) its adoption of SFAS 142 and the preparation of its transitional impairment analysis; (iv) deferred tax liabilities recognized upon adoption of SFAS 142; (v) 15% Senior Preferred Stock dividends; and (vi) a number of other items which had been previously identified and collectively determined to be immaterial.

Described below are the matters for which the Company has restated its condensed consolidated financial statements for the three- and six-months ended June 30, 2003 in connection with the Further Restatement.

     o Weekly Reader Intangible Assets. In connection with the reaudit of the Company's 2001 consolidated financial statements, the Company reconsidered the assumptions used to determine the estimated fair value and economic lives of the intangible assets acquired in connection with the 1999 acquisition and recapitalization of Weekly Reader by its Parent (the "1999 Intangible Assets"). The Company has determined that the original basis for estimating the fair value and economic lives of the intangible assets was a valuation report that the former owners of Weekly Reader had provided to the Parent at the time of the 1999 acquisition. Accordingly, in 2004, the Parent engaged a valuation consulting firm to assist management in assessing the fair values and economic lives of the 1999 Intangible Assets as of the acquisition date. As a result, certain economic lives of the 1999 Intangible Assets have been revised. Accordingly, the Company has restated its financial statements to correctly state the estimated economic lives of the 1999 Intangible Assets acquired as of November 17, 1999. Other intangible assets include copyrights, customer lists and trademarks. Copyrights estimated useful life was amended from 10 years to approximately 20 years; Customer lists estimated useful life decreased from 10 years to approximately 8.5 years and Trademarks estimated useful life decreased from 40 years to approximately 39 years. The Company has restated its financial statements to correct the amortization expense for these intangible assets which had the effect of decreasing amortization expense of intangible assets for the three- and six-months ended June 30, 2003 by $260 and $519, respectively.

     o Goodwill and Long-lived Intangible Asset Impairment. On January 1, 2002, the Company adopted SFAS 142 for its goodwill and intangible assets. Upon adoption, the Company ceased amortization of goodwill and indefinite lived intangible assets, which consist primarily of trademarks. As required by SFAS 142, the Company reviewed its indefinite lived intangibles (goodwill and trademarks) for impairment as of January 1, 2002. The Company has three reporting units with goodwill. Goodwill was tested for impairment at the reporting unit level. As a result, the Company recorded a transitional goodwill and indefinite lived intangible asset impairment charge of $72,022 at AGS. This charge was reported as a cumulative effect of accounting change, as of January 1, 2002, in the consolidated statements of operations. In connection with the reconsideration of the assumptions used to determine the estimated fair value and economic lives of 1999 Intangible Assets discussed above, the Company updated its transitional impairment analysis and determined that it incorrectly calculated the fair value of its reporting units. Accordingly, the impairment charge of $72,022 at AGS was incorrect and not required. The Company's measurement of fair value was based on an evaluation of future discounted cash flows. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow evaluation considered several earnings scenarios and the likelihood of possible outcomes. Collectively, this evaluation was management's best estimate of projected future cash flows. The Company's discounted cash flow evaluation used a range of discount rates that corresponds to the Company's weighted-average cost of capital. This discount rate range assumed was consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the WRC's reporting units. Certain other key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including pre-publication costs, are based on reasonable estimates related to the Company's strategic initiatives and current market conditions. Such assumptions also are consistent with those utilized in the Company's annual planning process. The Company has restated its December 31, 2002 and 2003 balance sheets to correct for this error. The net effect of such adjustment was to increase goodwill and decrease accumulated deficit by $72,022 at December 31, 2002 and 2003.

     o Weekly Reader Goodwill Reduction. The Company recorded certain reserves for a planned restructuring in connection with its acquisition by WRC Media in 1999. In connection with the reaudit of its 2001 consolidated financial statements the Company determined that it had incorrectly recorded reserves of $602 related to estimated liabilities it believed it had assumed at the date of such acquisition. The Company concluded that the acquisition reserves associated with these liabilities should have been reversed in 1999. The estimated liabilities were associated with the excess reserves for severance, primarily attributable to employees hired subsequent to the acquisition date. The Company has restated its financial statements to correct for these errors. The net effect of such adjustments was to increase net loss for the three- and six-month period ended June, 2003 by $6 and $12, respectively.

     o Deferred Tax Liabilities. The Company recognized non-cash deferred income tax expense and a deferred tax liability on January 1, 2002 in connection with its adoption of SFAS 142. The deferred tax liability relates to the excess of tax over book amortization of tax-deductible goodwill and trademarks since the timing of the reversal of this liability is indefinite, unless the related assets are sold or an impairment of the assets is recorded, and can no longer be offset by the Company's net operating loss carryforwards, which expire within a statutory period. The non-cash income tax expense recorded during the three- and six-months ended June 30, 2003 increased by $15 from $49 to $64 and by $30 from $224 to $254, respectively. These restatements are principally due to the reversal of the impairment charges and the revision of the economic lives of the 1999 Intangible Assets discussed above.

     o 15% Senior Preferred Stock due 2011. In 1999, the Company issued 3,000,000 shares of 15% Senior Preferred Stock due in 2011. The 15% Senior Preferred Stock accrues dividends at a rate of 15% per annum. The Certificate of Designation provides that the 15% Senior Preferred Stock was subject to a default or penalty dividend of 0.5% in the event of certain registration defaults. A penalty dividend was applicable from mid-August of 2000 through November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with that conclusion. The Company had not previously recorded this penalty dividend. The recording of the penalty dividends (and required compounding in subsequent periods) resulted in the Company increasing accrued dividends on 15% Senior Preferred Stock by $31 and $61 during the three- and six-months ended June 30, 2003, respectively.

     o Segment Information. The Company previously disclosed one reportable segment. The Company now discloses three reportable segments.

     o Other. In connection with the re-audit of the Company's 2001 financial statements, the Company has made a number of other corrections to the financial statements, which collectively were immaterial.

Summarized below are the significant effects of the Initial Restatement and the further Restatement.


                                                              Three Months Ended June 30, 2003
                                                    ---------------------------------------------------
                                                     As Previously
                                                      Reported in
                                                    August 13, 2003      Restatement
                                                       Form 10-Q         Adjustments        As Restated
                                                    ---------------      -----------        ------------
Revenue, net                                            $ 29,296           $    415           $ 29,711
Cost of goods sold                                         7,828                 80              7,908
                                                        --------           --------           --------
     Gross profit                                         21,468                335             21,803
                                                        --------           --------           --------
Costs and expenses:
     Sales and marketing                                   5,605                                 5,605
     Distribution, circulation and fulfillment             2,905                                 2,905
     Editorial                                             2,565                                 2,565
     General and administrative                            4,284               (244)             4,040
     Restructuring costs                                     126                                   126
     Depreciation                                            428                  6                434
     Amortization of intangible assets                     2,312               (155)             2,157
                                                        --------           --------           --------
     Total operating costs and expenses                   18,225               (393)            17,832
                                                        --------           --------           --------
     Income from operations                                3,243                728              3,971
Interest expense, including amortization
   of deferred financing costs                            (6,911)                               (6,911)
Other expense, net                                          (214)               100               (114)
                                                        --------           --------           --------
     Loss before income tax provision                     (3,882)               828             (3,054)
Income tax provision                                          49                 15                 64
                                                        --------           --------           --------
     Net loss                                           $ (3,931)          $    813           $ (3,118)
                                                        ========           ========           ========


                                                                 Six Months Ended June 30, 2003
                                                      -------------------------------------------------
                                                       As Previously
                                                        Reported in
                                                      August 13, 2003     Restatement
                                                         Form 10-Q        Adjustments       As Restated
                                                      ---------------     ------------      -----------
Revenue, net                                            $ 64,054           $    476           $ 64,530
Cost of goods sold                                        16,193                154             16,347
                                                        --------           --------           --------
     Gross profit                                         47,861                322             48,183
                                                        --------           --------           --------
Costs and expenses:
     Sales and marketing                                  11,932                                11,932
     Distribution, circulation and fulfillment             6,415                                 6,415
     Editorial                                             5,144                                 5,144
     General and administrative                            8,881               (402)             8,479
     Restructuring costs                                     126                                   126
     Depreciation                                            867                 12                879
     Amortization of intangible assets                     4,566               (309)             4,257
                                                        --------           --------           --------
     Total operating costs and expenses                   37,931               (699)            37,232
                                                        --------           --------           --------
     Income from operations                                9,930              1,021             10,951
Interest expense, including amortization
   of deferred financing costs                           (13,733)                              (13,733)
Other expense, net                                          (208)              (100)              (308)
                                                        --------           --------           --------
     Loss before income tax provision                     (4,011)               921             (3,090)
Income tax provision                                         224                 30                254
                                                        --------           --------           --------
     Net loss                                           $ (4,235)          $    891           $ (3,344)
                                                        ========           ========           ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operation set forth in this Item 2 has been revised to reflect the restatement of the Company's condensed consolidated financial statements for the three- and six-months ended June 30, 2003. For a discussion of the restatement adjustments, see "Item 1. Consolidated Financial Statements -WRC Media Inc. and Subsidiaries--Note 17. Restatement" and "Item 1. Consolidated Financial Statements - Weekly Reader Corporation and Subsidiaries - Note 15. Restatement."

The following discussion is intended to assist in understanding the financial condition as of June 30, 2004 of WRC Media Inc. ("WRC Media") and its subsidiaries, and Weekly Reader Corporation and its subsidiaries, and their results of operations for the three- and six-months ended June 30, 2003 and 2004. You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements of WRC Media and its subsidiaries and Weekly Reader Corporation and its subsidiaries ("Weekly Reader") attached to this discussion and analysis. Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries and their predecessor companies. This discussion and analysis contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including the Company's ability to continue to produce successful supplemental education material and software products; reductions in state and local funding for educational spending materials resulting, among other things, from increasing state budget deficits; uncertainty in the current operating environment which makes it difficult to forecast future results; and other risks and factors identified in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

OVERVIEW

We are a leading publisher of supplemental education materials for the Pre K-12 education market. Our portfolio of products includes a broad range of both print and electronic supplemental instructional materials, testing and assessment products and library materials, several of which have been published for over 100 years. Weekly Reader is a leading publisher of classroom periodicals based on the 2002-2003 school year circulation of 7.0 million subscribers. In addition to our well-recognized classroom periodicals, such as Weekly Reader and Current Events, we publish distinct, grade-specific basic and life skills workbooks. American Guidance Service, Inc. ("AGS") has been a leading publisher of individually administered and group testing and assessment products, and supplemental instructional materials for over 45 years. AGS's testing and assessment products are primarily for K-12 students and its supplemental instructional materials are primarily for low-performing students in middle and secondary schools. CompassLearning is a research-based technology learning solutions company that produces educational assessment, curriculum and management tools for grades Pre-K through 12, all of which are aligned to local, state and national standards. Offering more than 8,000 hours of interactive standards-based managed curriculum that inspires educators and students to explore and achieve success, CompassLearning has been serving the Pre-K to 12 market for over 30 years. World Almanac has been a leading publisher of reference and informational materials targeted to K-12 students, as well as other well-known general reference and informational materials, for over 130 years. World Almanac publishes well-known print reference materials, such as The World Almanac and Book of Facts and nonfiction and fiction books for K-12 students under three Gareth Stevens imprints. In addition, World Almanac publishes electronic reference materials such as the Funk & Wagnalls Encyclopedia database and an Internet-based version of Facts On File World News Digest, which in its print version is World Almanac's leading subscription-based product. World Almanac also distributes third-party products that are targeted for K-12 students through its World Almanac Education Library Services ("WAELS") catalogs.

During 2003, the education market was impacted by the sluggish U.S. economy. The economy which has been slow moving since early 2002 has significantly impacted state budgets in fiscal 2002 and 2003. Education budgets, which typically represent over 20% of state budgets, have suffered as a result with forty of the fifty states under pressure to make cuts in the elementary and secondary programs in the 2003-2004 school year (Source: MCH Education Data, August 2003). All K-12 supplemental educational publishers were confronted in 2002 and 2003 with this lack of funding availability and delayed purchasing decisions. We expect this funding environment to continue at least through to the end of 2004.

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

     o There is a change in the mix for formula-based grants and competitive grants which will require school districts to change the way they seek and receive funding from states;

     o The federal government has given state guidelines for distributing funds and each of the states is defining the rules to satisfy these guidelines;

     o The federal government's new requirements, like the need for professionals with a minimum two-year degree and the emphasis on scientifically based programs, caused some confusion at the school level in 2002 and 2003; and

     o All these changes have caused delays in the movement of funds from the federal and state sources to the school district level

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

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED JUNE 30, 2004 -- WRC MEDIA INC. AND SUBSIDIARIES

The results of operations of WRC Media and its subsidiaries encompass the operations of Weekly Reader and its subsidiaries, including AGS and World Almanac, CompassLearning, and ChildU, Inc. ("ChildU"). The results of operations of WRC Media and its subsidiaries should be read together with the separate discussion of the results of operations of Weekly Reader.

In analyzing WRC Media's results for the three-months ended June 30, 2003 and 2004, the seasonal nature of WRC Media's business should be considered. As a result of seasonality, approximately 20% of WRC Media's publication and related service revenues usually occur in its first quarter, 20% in its second quarter, and 60% in the third and fourth quarters combined. However, unlike this revenue stream, many of WRC Media's expenses are incurred evenly throughout the year.

WRC Media analyzes its revenues, expenses and operating results on a percentage of net revenue basis. The following table sets forth, for the periods indicated, consolidated statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net revenue.


                                                                                    Three months ended June 30,
                                                                               2003                              2004
                                                                   ------------------------------     -----------------------------
                                                                      Amount     % of Net Revenue       Amount     % of Net Revenue
                                                                   ------------  ----------------     ----------  -----------------
                                                                                      (Dollars in millions)
Revenue, net                                                        $  44.1              100.0%          $  45.8          100.0%
Cost of goods sold                                                     13.1               29.7%             13.9           30.3%
                                                                    -------              -----           -------          -----
Gross profit                                                           31.0               70.3%             31.9           69.7%
Costs and expenses:
       Sales and marketing                                             10.3               23.4%             11.2           24.5%
       Research and development                                         0.2                0.5%              1.0            2.2%
       Distribution, circulation and fulfillment                        2.9                6.6%              2.7            5.9%
       Editorial                                                        2.5                5.7%              2.5            5.5%
       General and administrative                                       5.4               12.2%              7.3           15.9%
       Restructuring costs and other non-recurring expenses             1.0                2.3%              0.6            1.3%
       Depreciation                                                     0.6                1.4%              0.5            1.1%
       Amortization of intangible assets                                4.4               10.0%              4.1            9.0%
                                                                    -------              -----           -------          -----
       Total costs and expenses                                        27.3               61.9%             29.9           65.3%
                                                                    -------              -----           -------          -----

Income from operations                                                  3.7                8.4%              2.0            4.4%
                                                                    -------              -----           -------          -----
Interest expense, including amortization
   of deferred financing costs                                         (7.2)             (16.3%)           (13.4)         (29.3%)
Other expense, net                                                     (0.7)              (1.6%)            (0.3)          (0.7%)
                                                                    -------              -----           -------          -----
Loss before income tax provision                                       (4.2)              (9.5%)           (11.7)         (25.5%)
Income tax provision                                                    0.7                1.6%              0.8            1.7%
                                                                    -------              -----           -------          -----

Net loss                                                            $  (4.9)             (11.1%)         $ (12.5)         (27.3%)
                                                                    =======              =====           =======          =====

       Adjusted EBITDA (a)                                          $   9.8               22.2%          $   7.6           16.6%
                                                                    =======              =====           =======          =====


(a) Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $1.0 million for the three-months ended June 30, 2003 and restructuring costs of $0.6 million for the three-months ended June 30, 2004. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Three-Months Ended June 30, 2004 Compared to Three-Months Ended June 30, 2003

Revenue, net. For the three-months ended June 30, 2004, net revenue increased $1.7 million, or 3.9%, to $45.8 million from $44.1 million for the same period in 2003. This increase was primarily due to a increase in net revenue at Weekly Reader of $2.8 million, or 9.4% to $32.5 million from $29.7 million for the same period in 2003 partially offset by a decrease in net revenue at CompassLearning/Child U of $1.1 million, or 7.6% to $13.3 million from $14.4 million for the same period in 2003.

The increase in net revenue at Weekly Reader was due to (1) an increase in net revenue at AGS of $4.4 million or 32.6% to $17.9 million from $13.5 million for the same period in 2003. The increase at AGS was partially offset by (2) a decrease in net revenue at World Almanac of $0.1 million or 0.9% to $10.5 million from $10.6 million for the same period in 2003.; (3) a decrease in net revenue at Weekly Reader, excluding World Almanac and AGS, of $1.5 million, or 26.8%, to $4.1 million from $5.6 million for the same period in 2003.

The revenue decrease at CompassLearning/ChildU was primarily due to a decrease in educational software revenue of $1.7 million from the same period in 2003 primarily attributable to delayed purchasing decisions resulting from the weak education funding environment. The K-12 funding environment continues to be impacted by state budget deficits, which have been causing reductions in state and local educational spending, including spending for teachers, training and supplemental educational materials. While we believe WRC Media will benefit from the provisions in the Federal NCLB Act, most of the increase in Federal educational funding for the 2003-2004 school year was offset by lower state and local education funding for the same period. These cuts and delayed purchases have negatively affected our top-line net revenue and may continue to affect our top-line performance at least through the remainder of fiscal year 2004. The uncertainty in the current operating environment also makes it difficult to forecast future results.

Gross profit. For the three-months ended June 30, 2004, gross profit increased by $0.9 million or 2.9%, to $31.9 million from $31.0 million from the same period in 2003. This increase was due to the revenue increase discussed above. Gross profit at Weekly Reader increased $2.1 million or 9.6% to $23.9 million from $21.8 million from the same period in 2003 primarily as a result of (1) an increase in gross profit at AGS of $3.2 million from the same period in 2003 driven by the AGS volume increase described above. The increase at AGS was partially offset by (2) a decrease in gross profit at Weekly Reader, excluding AGS and World Almanac of $0.9 million from the same period in 2003 driven by the volume decrease described above. (3) a decrease in gross profit at World Almanac of $0.2 million from the same period in 2003 due to the volume decrease described above. At CompassLearning/ChildU gross profit decreased $1.2 million from the same period in 2003 driven by fixed costs of sales components applied to a lower revenue base and a low margin services sale to the Los Angeles Unified School District. WRC Media gross profit as a percent of revenue decreased to 69.7% from 70.3% from the same period in 2003 due to the factors discussed above.

Costs and expenses. For the three-months ended June 30, 2004, operating costs and expenses increased by $2.6 million, or 9.5%, to $29.9 million from $27.3 million from the same period in 2003. Costs and expenses as a percentage of net revenue increased to 65.3% from 61.9% from the same period in 2003. This increase was primarily the result of: (i) $1.9 million or 35.2% increase in general and administrative expenses due to increases in legal, audit, tax and consulting professional fees of $1.1 million primarily related to the previously disclosed SEC inquiry, higher employee separation costs of $0.2 million and a reversal of accruals for an excess property tax assessment and building repairs in the second quarter of 2003 of $0.2 million; (ii) higher sales and marketing expenses of $0.9 million or 8.7% primarily at AGS resulting from initiatives relating to the reorganization of its sales department and new product launches;
(iii) higher research and development expenses of $0.8 million or 400.0% incurred at CompassLearning/ChildU as a result of more time and resources being spent on product maintenance and research. These higher expenses were partially offset by (iv) lower restructuring and non-recurring costs of $0.4 or 40.0%; and
(v) lower amortization of intangible assets of $0.3 million.

Interest expense, including amortization of deferred financing costs. For the three-months ended June 30, 2004, interest expense, including amortization of deferred financing costs, increased by $6.2 million, or 86.1%, to $13.4 million from $7.2 million for the same period in 2003 as the adoption of SFAS 150 requires dividends on the 15% Senior Preferred Stock to be recorded as interest expense in the condensed consolidated statement of operations for all periods starting January 1, 2004. The dividends on the 15% Senior Preferred Stock for the three-months ended June 30, 2004 increased interest expense by $5.4 million. Interest expense on long term-debt increased by $0.6 million primarily due to higher interest rates in 2004 as opposed to 2003. Interest expense as a percentage of net revenue increased to 33.9% from 15.1% for the same period in 2003.

Adjusted EBITDA. For the three-months ended June 30, 2004, Adjusted EBITDA decreased $2.2 million, or 22.4%, to $7.6 million from $9.8 million for the same period in 2003. This decrease was primarily attributable to the factors described above. Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $1.0 million for the three-months ended June 30, 2003 and restructuring costs of $0.6 million for the three-months ended June 30, 2004. Adjusted EBITDA is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to net loss is as follows:


                                                              For the three-months ended June 30,
Adjusted EBITDA reconciliation to Net Loss                      2003                        2004
                                                             --------                     --------
                                                                     (Dollars in thousands)
      Net Loss                                               $ (4,874)                    $(12,516)
      Depreciation and amortization of intangibles**            5,770                        5,243
      Income taxes                                                679                          840
      Interest expense                                          7,236                       13,408
      Restructuring costs                                       1,001                          632
      Non-recurring expenses                                        -                            -
                                                             --------                     --------
Adjusted EBITDA                                              $  9,812                     $  7,607
                                                             ========                     ========


** Amount includes amortization of capitalized software costs of $797 and $672 for 2003 and 2004, respectively which are included in cost of goods sold in the condensed consolidated statements of operations.



RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED JUNE 30, 2004 -- WRC MEDIA INC. AND SUBSIDIARIES - SEGMENTS

WEEKLY READER

                                      For the three months ended June 30,
                                           2003                 2004
                                      ----------------    -----------------
                                            (Dollars in millions)

Revenue, net                               $  5.6               $  4.1
Loss from operations                         (1.1)                (2.1)
Percentage of Net Revenue                  -19.6%               -51.2%


Revenue, net. For the three-months ended June 30, 2004 net revenue at the Weekly Reader segment decreased by $1.5 million, or 26.8%, to $4.1 million from $5.6 million for the same period in 2003 as a result of lower licensing revenue of $1.0 million due to the absence of a spring book club offering on the QVC Shopping Network and a decrease in revenue of $0.4 million at Lifetime Learning Systems, Inc., a subsidiary of Weekly Reader as a result of fewer shipments of custom publishing projects.

Loss from Operations. For the three months-ended June 30, 2004, the segment loss from operations increased by $1.0 million or 90.9% to $2.1 million from $1.1 million as gross profit decreased by $0.8 million as a result of the volume decrease described above. General and administrative expense increased by $0.3 million from the same period in 2003 primarily due to greater employee separation costs and sales and marketing costs increased by $0.2 million from the same period in 2003 due to an increase in new customer acquisition costs. These increases were partially offset by a decrease in distribution, circulation and fulfillment expenses of $0.2 million from the same period in 2003 as a result of the absence of a spring book club offering on the QVC Shopping Network.

WORLD ALMANAC

                                       For the three months ended June 30,
                                            2003                 2004
                                       ----------------    -----------------
                                                (Dollars in millions)

Revenue, net                                    $ 10.6               $ 10.5
Income from operations                             0.9                  1.0
Percentage of Net Revenue                          8.5%                 9.5%


Revenue, net. For the three-months ended June 30, 2004 net revenue at the World Almanac segment decreased by $0.1 million or 0.9% to $10.5 million from $10.6 million for the same period in 2003. This decrease was due to lower net revenue of $0.2 million at World Almanac Books ("WA Books") that resulted from an increase in expected sales returns recognized in 2004 and lower net revenue of $0.3 million at World Almanac Education Library Services ("WAE Library Services") as a result of the elimination of their Prospect catalog partially offset by higher sales of $0.5 million at Gareth Stevens from its Wholesale and Field Rep channels.

Income from Operations. For the three months-ended June 30, 2004 segment income from operations increased by $0.1 million or 11.1% to $1.0 million from $0.9 million primarily due to a reduction in sales and marketing expense of $0.2 million from the same period in 2003 on the promotion of The World Almanac and Books of Facts.

AGS

                                       For the three months ended June 30,
                                            2003                 2004
                                       ----------------    -----------------
                                              (Dollars in millions)

Revenue, net                                    $ 13.5               $ 17.9
Income from operations                             4.1                  5.8
Percentage of Net Revenue                         30.4%                32.4%


Revenue, net. For the three-months ended June 30, 2004 net revenue at the AGS segment increased by $4.4 million or 32.6% to $17.9 million from $13.5 million for the same period in 2003. AGS net assessment revenue increased by $3.3 million from the same period in 2003 as a result of the continued acceptance of new product releases and net curriculum revenue increased by $1.1 million over the same period last year driven by its new product releases and revisions of textbooks.

Income from Operations. For the three-months ended June 30, 2004 segment income from operations increased by $1.7 million or 41.5% to $5.8 million from $4.1 million for the same period in 2003 as gross profit increased by $3.2 million as a result of the volume increase described above. The increase in gross profit was partially offset by increases in sales and marketing expense of $0.7 million and general and administrative expense of $0.5 million over the same period in 2003. The increase in sales and marketing expense resulted from an increase in expenditures related to the reorganization of the sales department and marketing initiatives related to new product launches. The increase in general and administrative expense was due to increases in other compensation driven by the performance of the segment and medical benefits of $0.3 million and a reversal of accruals for an excess property tax assessment and building repairs in the second quarter of 2003 of $0.2 million.

COMPASSLEARNING/CHILDU

                                     For the three months ended June 30,
                                          2003                 2004
                                     ----------------    -----------------
                                              (Dollars in millions)

Revenue, net                               $ 14.4               $ 13.3
Income (loss) from operations                 0.7                 (1.7)
Percentage of Net Revenue                    4.9%               -12.8%


Revenue, net. For the three-months ended June 30, 2004 net revenue at the CompassLearning/ChildU segment decreased by $1.1 million or 7.6% to $13.3 million from $14.4 million for the same period in 2003. This decrease was primarily due to a decrease in software revenue of $1.7 million and a decrease in technical support revenue of $0.4 million from the same period in 2003 partially offset by an increase in service revenue from professional development of $0.9 million from the same period in 2003. The software decline was primarily attributable to delayed purchasing decisions resulting from the weak education funding environment. The K-12 funding environment continues to be impacted by state budget deficits, which have been causing reductions in state and local educational spending, including spending for teachers, training and supplemental educational materials.

Income (loss) from Operations. For the three-months ended June 30, 2004 segment income (loss) from operations decreased by $2.4 million or 342.9% to a loss of $1.7 million from income of $0.7 million for the same period in 2003 as gross profit decreased by $1.2 million as a result of the volume decrease described above as fixed costs of sales components were applied to a lower software revenue base and also as a result of a low margin services sale to the Los Angeles Unified School District in the second quarter of 2004. In addition, research and development expense increased by $0.8 million and general and administrative expense increased by $ 0.6 million from the same period in 2003. The increase in research and development expense was a result of more time and resources being spent on product maintenance and research. The increase in general and administrative expense was due to professional fees incurred as a result of the previously disclosed SEC inquiry. These increases were partially offset by a decrease in amortization of intangible assets of $0.2 million from the same period in 2003 due to certain intangible assets becoming fully amortized at the end of 2003.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2004 -- WRC MEDIA INC. AND SUBSIDIARIES

WRC Media analyzes its revenues, expenses and operating results on a percentage of net revenue basis. The following table sets forth, for the periods indicated, consolidated statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net revenue.


                                                                                     Six-months ended June 30,
                                                                               2003                            2004
                                                                   ---------------------------------  -----------------------------
                                                                     Amount      % of Net Revenue       Amount     % of Net Revenue
                                                                   ----------   -------------------   ----------  -----------------
                                                                                         (Dollars in millions)
Revenue, net                                                        $  91.2            100.0%           $  88.6           100.0%
Cost of goods sold                                                     26.4             28.9%              26.8            30.2%
                                                                    -------            -----            -------           -----
Gross profit                                                           64.8             71.1%              61.8            69.8%
Costs and expenses:
       Sales and marketing                                             21.8             23.9%              22.7            25.6%
       Research and development                                         0.9              1.0%               1.7             1.9%
       Distribution, circulation and fulfillment                        6.4              7.0%               6.3             7.1%
       Editorial                                                        5.1              5.6%               5.4             6.1%
       General and administrative                                      11.0             12.1%              14.5            16.4%
       Restructuring costs and other non-recurring expenses             1.5              1.6%               0.7             0.8%
       Depreciation                                                     1.2              1.3%               0.9             1.0%
       Amortization of intangible assets                                8.7              9.5%               8.3             9.4%
                                                                    -------            -----            -------           -----
       Total costs and expenses                                        56.6             62.1%              60.5            68.3%
                                                                    -------            -----            -------           -----

Income from operations                                                  8.2              9.0%               1.3             1.5%
                                                                    -------            -----            -------           -----
Interest expense, including amortization
   of deferred financing costs                                        (14.4)           (15.8%)            (28.0)          (31.6%)
Other expense, net                                                     (0.9)            (1.0%)             (0.5)           (0.6%)
                                                                    -------            -----            -------           -----
Loss before income tax provision                                       (7.1)            (7.8%)            (27.2)          (30.7%)
Income tax provision                                                    1.5              1.6%               1.6             1.8%
                                                                    -------            -----            -------           -----

Net loss                                                            $  (8.6)            (9.4%)          $ (28.8)          (32.5%)
                                                                    =======             ====            =======           =====


       Adjusted EBITDA (a)                                          $  20.1             22.0%           $  11.9            13.4%
                                                                    =======             ====            =======           =====


(a) Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $1.3 million and non-recurring costs of $0.2 million for the six-months ended June 30, 2003 and restructuring costs of $0.7 million for the six-months ended June 30, 2004. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Six-Months Ended June 30, 2004 Compared to Six-Months Ended June 30, 2003

Revenue, net. For the six-months ended June 30, 2004, net revenue decreased $2.6 million, or 2.9%, to $88.6 million from $91.2 million for the same period in 2003. This decrease was primarily due to a decrease in net revenue at CompassLearning/ChildU of $5.0 million, or 18.7% to $21.7 million from $26.7 million for the same period in 2003. This decrease was partially offset by an increase in net revenue at Weekly Reader of $2.4 million or 3.7%, to $66.9 million from $64.5 million for the same period in 2003.

The revenue decrease at CompassLearning/ChildU was primarily due to a decrease in educational software revenue of $5.5 million from the same period in 2003 primarily attributable to delayed purchasing decisions resulting from the weak education funding environment. The K-12 funding environment continues to be impacted by state budget deficits, which have been causing reductions in state and local educational spending, including spending for teachers, training and supplemental educational materials. While we believe WRC Media will benefit from the provisions in the Federal No Child Left Behind Act (the "NCLB Act"), most of the increase in Federal educational funding for the 2003-2004 school year was offset by lower state and local education funding for the same period. These cuts and delayed purchases have negatively affected our top-line net revenue and may continue to affect our top-line performance at least through the remainder of 2004. The uncertainty in the current operating environment makes it difficult to forecast future results.

The increase in net revenue at Weekly Reader was primarily due to (1) an increase in net revenue at AGS of $5.1 million or 20.2% to $30.3 million from $25.2 million from the same period in 2003. The increase at AGS was partially offset by (2) a decrease in net revenue at World Almanac of $0.8 million or 3.4% to $22.4 million from $23.2 million from the same period in 2003; (3) a decrease in net revenue at Weekly Reader, excluding World Almanac and AGS, of $1.9 million, or 11.8%, to $14.2 million from $16.1 million from the same period in 2003.

Gross profit. For the six-months ended June 30, 2004, gross profit decreased by $3.0 million or 4.6%, to $61.8 million from $64.8 million from the same period in 2003. This decrease was due to the revenue decrease discussed above. At CompassLearning/ChildU gross profit decreased by $4.6 million, from the same period in 2003 driven by fixed costs of sales components applied to a lower revenue base and a low margin services sale to the Los Angeles Unified School District. Gross profit at Weekly Reader increased $1.6 million or 3.3% to $49.8 million from $48.2 million from the same period in 2003 primarily as a result of
(1) an increase in gross profit at AGS of $3.6 million from the same period in 2003 driven by the volume increase described above. The increase at AGS was partially offset by (2) a decrease in gross profit at Weekly Reader, excluding AGS and World Almanac of $1.1 million, from the same period in 2003 driven by the volume decrease described above; (3) a decrease in gross profit at World Almanac of $0.9 million from the same period in 2003 due to the volume decrease described above, a write off of inventory at WA Books in the first quarter of 2004 and the impact of a discount offer at WAE Library Services that was not in effect during the same period in 2003. WRC Media gross profit as a percentage of revenue decreased to 69.8% from 71.1% from the same period in 2003 due to the factors discussed above.

Costs and expenses. For the six-months ended June 30, 2004, operating costs and expenses increased by $3.9 million, or 6.9%, to $60.5 million from $56.6 million from the same period in 2003. Costs and expenses as a percentage of net revenue increased to 68.3% from 62.1% from the same period in 2003. This increase was primarily the result of: (i) $3.5 million or 31.8% increase in general and administrative expenses due to increases in legal, audit, tax and consulting professional fees of $2.6 million primarily related to the previously disclosed SEC inquiry, higher employee separation costs of $0.2 million and a reversal of accruals for an excess property tax assessment and building repairs in the second quarter of 2003 of $0.2 million; (ii) higher sales and marketing expenses of $0.9 million or 4.1% primarily at AGS resulting from initiatives relating to the reorganization of its sales department and product launches; (iii) higher research and development expenses of $0.8 million or 88.9% incurred at CompassLearning/ChildU as a result of more time and resources being spent on product maintenance and research. These higher expenses were partially offset by
(iv) lower restructuring and non-recurring costs of $0.8 or 53.3%; and (v) lower amortization of intangible assets of $0.4 million.

Interest expense, including amortization of deferred financing costs. For the six-months ended June 30, 2004, interest expense, including amortization of deferred financing costs, increased by $13.6 million, or 94.4%, to $28.0 million from $14.4 million for the same period in 2003 as the adoption of SFAS 150 requires dividends on the 15% Senior Preferred Stock to be recorded as interest expense in the statement of operations for all periods starting January 1, 2004. The dividends on the 15% Senior Preferred Stock for the three-months ended June 30, 2004 increased interest expense by $10.6 million. In addition, deferred financing fees of $1.9 million attributable to the First-Lien Credit Facility that was refinanced in part by the Second-Lien Credit Facility, which closed on March 29, 2004 were written off in the first quarter of 2004. Interest expense on long term-debt increased by $0.9 million primarily due to higher interest rates in 2004 as opposed to 2003. Interest expense as a percentage of net revenue increased to 31.6% from 15.8% for the same period in 2003.

Adjusted EBITDA. For the six-months ended June 30, 2004, Adjusted EBITDA decreased $8.2 million, or 40.8%, to $11.9 million from $20.1 million for the same period in 2003. This decrease was primarily attributable to the factors described above. Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs and other non-recurring expenses of $1.5 million for the six-months ended June 30, 2003 and restructuring costs of $0.7 million for the six-months ended June 30, 2004. Adjusted EBITDA is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to net loss is as follows:


                                                            For the six-months ended June 30,
Adjusted EBITDA reconciliation to Net Loss                      2003                 2004
                                                           ---------------         ----------
                                                                (Dollars in thousands)
      Net Loss                                                   $ (8,627)          $ (28,793)
      Depreciation and amortization of intangibles**               11,432              10,406
      Income taxes                                                  1,492               1,642
      Interest expense                                             14,368              27,910
      Restructuring costs                                           1,481                 697
                                                           ---------------      --------------
Adjusted EBITDA                                                  $ 20,146            $ 11,862
                                                           ===============      ==============


** Amount includes amortization of capitalized software costs of $1,521 and $1,185 for 2003 and 2004, respectively which are included in costs of goods sold in the condensed consolidated statement of operations.



RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2004-- WRC MEDIA INC. AND SUBSIDIARIES - SEGMENTS

WEEKLY READER

                                       For the six months ended June 30,
                                           2003                 2004
                                       ---------------    -----------------
                                               (Dollars in millions)

Revenue, net                                   $ 16.1               $ 14.2
Income (loss) from operations                     1.6                 (0.2)
Percentage of Net Revenue                         9.9%                -1.4%


Revenue, net. For the six-months ended June 30, 2004 net revenue at the Weekly Reader segment decreased by $1.9 million, or 11.8%, to $14.2 million from $16.1 million for the same period in 2003 as a result of lower licensing revenue of $0.8 million due to the absence of a spring book club offering on the QVC Shopping Network, lower periodical net revenue of $0.6 million as a result of a weak educational funding environment and competitive pressures in the school magazine market and a decrease in revenue of $0.3 million at Lifetime Learning Systems, Inc., a subsidiary of Weekly Reader as a result of fewer shipments of custom publishing projects.

Income (loss) from Operations. For the six months-ended June 30, 2004 segment loss from operations increased by $1.8 million or 112.5% to a loss of $0.2 million from income of $1.6 million as gross profit decreased by $1.1 million as a result of the volume decrease described above. General and administrative expense increased by $0.4 million from the same period in 2003 primarily due to higher employee separation costs and higher salary and fringes. Sales and marketing costs increased by $0.5 million from the same period in 2003 due to an increase in new customer acquisition costs. These increases were partially offset by a decrease in distribution, circulation and fulfillment expenses of $0.3 million from the same period in 2003 as a result of the absence of a spring book club offering on the QVC Shopping Network.

WORLD ALMANAC

                                         For the six months ended June 30,
                                             2003                 2004
                                         ---------------    -----------------
                                                 (Dollars in millions)

Revenue, net                                     $ 23.2               $ 22.4
Income from operations                              3.2                  2.3
Percentage of Net Revenue                          13.8%                10.3%


Revenue, net. For the six-months ended June 30, 2004 net revenue at the World Almanac segment decreased by $0.8 million or 3.4% to $22.4 million from $23.2 million for the same period in 2003. This decrease was due to lower net revenue of $0.4 million at World Almanac Books that resulted from a timing difference related to consignment sales in the first quarter of 2004 and an increase in expected sales returns recognized in the second quarter of 2004, lower net revenue of $0.5 million at WAE Library Services as a result of the elimination of their Prospect catalog and lower net revenue at Funk and Wagnalls of $0.3 million due to the attrition in its customer base. These decreases at World Almanac were partially offset by higher sales of $0.4 million at Gareth Stevens from its Wholesale and Field Rep channels,

Income from Operations. For the six-months-ended June 30, 2004 segment income from operations decreased by $0.9 million or 28.1% to $2.3 million from $3.2 million primarily due to a reduction in gross profit of $1.0 million as a result of the volume decrease described above, a write off of inventory at WA Books in the first quarter of 2004 and the impact of a discount offer at WAE Library Services that was not in affect during the same period in 2003. This decrease in gross margin was partially offset by a reduction in sales and marketing expense of $0.1 million from the same period in 2003 primarily due to a decrease in expenses on the promotion of The World Almanac and Books of Facts.

AGS

                                       For the six months ended June 30,
                                           2003                 2004
                                       ---------------    -----------------
                                              (Dollars in millions)

Revenue, net                                   $ 25.2               $ 30.3
Income from operations                            6.0                  7.4
Percentage of Net Revenue                        23.8%                24.4%


Revenue, net. For the six-months ended June 30, 2004 net revenue at the AGS segment increased by $5.1 million or 20.2% to $30.3 million from $25.2 million for the same period in 2003. AGS Assessment net revenue increased by $4.3 million from the same period in 2003 as a result of the continued acceptance of new product releases and net curriculum revenue increased $0.8 million over the same period last year driven by its new product releases and revisions of textbooks.

Income from Operations. For the six-months ended June 30, 2004 segment income from operations increased by $1.4 million or 23.3% to $7.4 million from $6.0 million for the same period in 2003 as gross profit increased by $3.8 million as a result of the volume increase described above. The increase in gross profit was partially offset by increases in sales and marketing expense of $1.0 million, general and administrative expense of $0.7 million and editorial expense of $0.2 million over the same period in 2003. The increase in sales and marketing expense resulted from an increase in expenditures related to the reorganization of the sales department and marketing initiatives related to new product launches. The increase in general and administrative expense was due to increases in other compensation driven by the performance of the segment and medical benefits of $0.5 million and a reversal of accruals for an excess property tax assessment and building repairs in the second quarter of 2003 of $0.2 million. The increase in editorial expense was due to testing expenditures associated with a high stakes test developed for the NY City Department of Education in the first quarter of 2004.

COMPASSLEARNING/CHILDU

                                   For the six months ended June 30,
                                       2003                 2004
                                   ---------------    -----------------
                                           (Dollars in millions)

Revenue, net                               $ 26.7               $ 21.7
Loss from operations                         (0.5)                (6.3)
Percentage of Net Revenue                    -1.9%               -29.0%

Revenue, net. For the six-months ended June 30, 2004 net revenue at the CompassLearning/ChildU segment decreased by $5.0 million or 18.7% to $21.7 million from $26.7 million for the same period in 2003. This decrease was primarily due to a decrease in software revenue of $5.5 million and a decrease in technical support revenue of $0.5 million from the same period in 2003 partially offset by an increase in service revenue from professional development of $1.0 million from the same period in 2003. The software decline was primarily attributable to delayed purchasing decisions resulting from the weak education funding environment. The K-12 funding environment continues to be impacted by state budget deficits, which have been causing reductions in state and local educational spending, including spending for teachers, training and supplemental educational materials.

Loss from Operations. For the six-months ended June 30, 2004 segment loss from operations increased by $5.8 million or 1,160.0% to $6.3 million from $0.5 million for the same period in 2003 as gross profit decreased by $4.6 million as a result of the volume decrease described above as fixed costs of sales components were applied to a lower software revenue base and also as a result of a low margin services sale to the Los Angeles Unified School District in the second quarter of 2004. In addition, research and development expense increased by $0.8 million and general and administrative expense increased by $ 1.3 million from the same period in 2003. The increase in research and development expense was a result of more time and resources being spent on product maintenance and research. The increase in general and administrative expense was due to professional fees incurred as a result of the previously disclosed SEC inquiry. These increases were partially offset by decreases in sales and marketing expense of $0.3 million and amortization of intangible assets of $0.5 million from the same period in 2003. The decrease in sales and marketing expense was due to a decrease in compensation expense, including commissions, partially offset by higher advertising and outside services expenses. The decrease in amortization of intangible assets was due to certain intangible assets becoming fully amortized at the end of 2003.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED JUNE 30, 2004 -- WEEKLY READER CORPORATION AND SUBSIDIARIES

Weekly Reader analyzes its revenues, expenses and operating results on a percentage of net revenue basis. The following table sets forth, for the periods indicated, consolidated statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net revenue.


                                                                   Three months ended June 30,
                                                                2003                          2004
                                                     ----------------------------   ------------------------------
                                                      Amount    % of Net Revenue     Amount       % of Net Revenue
                                                     --------   -----------------   --------      ----------------
                                                                                     (Dollars in millions)
Revenue, net                                         $  29.7           100.0%         $  32.5           100.0%
Cost of goods sold                                       7.9            26.6%             8.6            26.5%
                                                     -------           -----          -------           -----
Gross profit                                            21.8            73.4%            23.9            73.5%
Costs and expenses:
       Sales and marketing                               5.6            18.9%             6.2            19.2%
       Distribution, circulation and fulfillment         2.9             9.8%             2.8             8.6%
       Editorial                                         2.6             8.8%             2.5             7.7%
       General and administrative                        4.0            13.5%             5.2            16.0%
       Restructuring costs                               0.1             0.3%             -               0.0%
       Depreciation                                      0.4             1.3%             0.4             1.2%
       Amortization of intangible assets                 2.2             7.4%             2.1             6.5%
                                                     -------           -----          -------           -----
       Total costs and expenses                         17.8            59.9%            19.2            59.1%
                                                     -------           -----          -------           -----

Income from operations                                   4.0            13.5%             4.7            14.5%

Interest expense                                        (6.9)          (23.2%)          (12.9)          (39.7%)
Other expense, net                                      (0.1)           (0.3%)           (0.2)           (0.6%)
                                                     -------           -----          -------           -----
Loss before income tax provision                        (3.0)          (10.1%)           (8.4)          (25.8%)
Income tax provision                                     0.1             0.3%             0.2             0.6%
                                                     -------           -----          -------           -----

Net loss                                             $  (3.1)          (10.4%)        $  (8.6)          (26.5%)
                                                     =======           =====          =======           =====

       Adjusted EBITDA(a)                            $   6.6            22.2%         $   7.0            21.5%
                                                     =======           =====          =======           =====


(a) Adjusted EBITDA represents loss before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $0.1 million for the three-months ended June 30, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Three-Months Ended June 30, 2004 Compared to Three-Months Ended June 30, 2003

Revenue, net. For the three-months ended June 30, 2004, net revenue increased $2.8 million, or 9.4%, to $32.5 million from $29.7 million for the same period in 2003. The increase in net revenue at Weekly Reader was primarily due to (1) an increase in net revenue at AGS of $4.4 million or 32.6% to $17.9 million from $13.5 million from the same period in 2003. The increase at AGS was partially offset by (2) a decrease in net revenue at World Almanac of $0.1 million or 0.9% to $10.5 million from $10.6 million from the same period in 2003.; (3) a decrease in net revenue at Weekly Reader, excluding World Almanac and AGS, of $1.5 million, or 26.8%, to $4.1 million from $5.6 million from the same period in 2003.

Gross profit. Gross profit at Weekly Reader increased $2.1 million or 9.6% to $23.9 million from $21.8 million from the same period in 2003 primarily as a result of (1) an increase in gross profit at AGS of $3.2 million from the same period in 2003 driven by the AGS volume increase described above. The increase at AGS was partially offset by (2) a decrease in gross profit at Weekly Reader, excluding AGS and World Almanac of $0.9 million from the same period in 2003 driven by the volume decrease described above. (3) a decrease in gross profit at World Almanac of $0.2 million from the same period in 2003 due to the volume decrease described above. Weekly Reader gross profit as a percentage of revenue increased slightly to 73.5% from 73.4% from the same period in 2003.

Costs and expenses. For the three-months ended June 30, 2004, operating costs and expenses increased by $1.4 million, or 7.9%, to $19.2 million from $17.8 million from the same period in 2003. Costs and expenses as a percentage of net revenue increased to 59.9% from 59.1% from the same period in 2003. This increase was primarily the result of: (i) $1.2 million or 30.0% increase in general and administrative expenses due to increases in legal, audit, tax and consulting professional fees of $0.5 million primarily related to the previously disclosed SEC inquiry, the reaudit of our 2001 financial statements and higher employee separation costs of $0.2 million and a reversal of accruals for an excess property tax assessment and building repairs in the second quarter of 2003 of $0.2 million; (ii) higher sales and marketing expenses of $0.6 million or 10.7% primarily at AGS resulting from initiatives relating to the reorganization of its sales department and new product launches. These higher expenses were partially offset by (iii) lower restructuring and non-recurring costs of $0.1 million or 100.0%; and (iv) lower amortization of intangible assets of $0.1 million.

Interest expense. For the three-months ended June 30, 2004, interest expense, including amortization of deferred financing costs, increased by $6.0 million, or 87.0%, to $12.9 million from $6.9 million from the same period in 2003 as the adoption of SFAS 150 requires dividends on the 15% Senior Preferred Stock to be recorded as interest expense in the condensed consolidated statement of operations for all periods starting January 1, 2004. The dividends on the 15% Senior Preferred Stock for the three-months ended June 30, 2004 increased interest expense by $5.4 million. Interest expense on long term-debt increased by $0.6 million primarily due to higher interest rates in 2004 as opposed to 2003. Interest expense as a percentage of net revenue increased to 39.7% from 23.2% for the same period in 2003.

Adjusted EBITDA. For the three-months ended June 30, 2004, Adjusted EBITDA increased $0.4 million, or 6.1%, to $7.0 million from $6.6 million for the same period in 2003. This decrease is primarily attributable to the factors described above. Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs $0.1 million for the three-months ended June 30, 2003. Adjusted EBITDA is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to net loss is as follows:


                                                         For the three-months ended June 30,
Adjusted EBITDA reconciliation to Net Loss                  2003                    2004
                                                         ----------------    --------------------
                                                               (Dollars in thousands)
      Net loss                                                  $ (3,118)               $ (8,615)
      Depreciation and amortization of intangibles                 2,591                   2,469
      Income taxes                                                    64                     198
      Interest expense                                             6,911                  12,890
      Restructuring costs                                            126                      29
                                                         ----------------    --------------------
Adjusted EBITDA                                                  $ 6,574                 $ 6,971
                                                         ================    ====================


RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED JUNE 30, 2004 -- WEEKLY READER CORPORATION AND SUBSIDIARIES - SEGMENTS

WEEKLY READER


                                        For the three months ended June 30,
                                             2003                 2004
                                        ----------------    -----------------
                                                   (Dollars in millions)

Revenue, net                                 $   5.6              $   4.1
Loss from operations                            (1.1)                (2.1)
Percentage of Net Revenue                      -19.6%               -51.2%

Revenue, net. For the three-months ended June 30, 2004 net revenue at the Weekly Reader segment decreased by $1.5 million, or 26.8%, to $4.1 million from $5.6 million for the same period in 2003 as a result of lower licensing revenue of $1.0 million due to the absence of a spring book club offering on the QVC Shopping Network and a decrease in revenue of $0.4 million at Lifetime Learning Systems, Inc., a subsidiary of Weekly Reader as a result of fewer shipments of custom publishing projects.

Loss from Operations. For the three months-ended June 30, 2004 segment loss from operations increased by $1.0 million or 90.9% to $2.1 million from $1.1 million as gross profit decreased by $0.8 million as a result of the volume decrease described above. General and administrative expense increased by $0.3 million from the same period in 2003 primarily due to greater employee separation costs and sales and marketing costs increased by $0.2 million from the same period in 2003 due to an increase in new customer acquisition costs. These increases were partially offset by a decrease in distribution, circulation and fulfillment expenses of $0.2 million from the same period in 2003 as a result of the absence of a spring book club offering on the QVC Shopping Network.

WORLD ALMANAC

                                       For the three months ended June 30,
                                            2003                 2004
                                       ----------------    -----------------
                                                (Dollars in millions)

Revenue, net                                    $ 10.6               $ 10.5
Income from operations                             0.9                  1.0
Percentage of Net Revenue                          8.5%                 9.5%


Revenue, net. For the three-months ended June 30, 2004 net revenue at the World Almanac segment decreased by $0.1 million or 0.9% to $10.5 million from $10.6 million for the same period in 2003. This decrease was due to lower net revenue of $0.2 million at World Almanac Books ("WA Books") that resulted from an increase in expected sales returns recognized in 2004 and lower net revenue of $0.3 million at World Almanac Education Library Services ("WAE Library Services") as a result of the elimination of their Prospect catalog partially offset by higher sales of $0.5 million at Gareth Stevens from its Wholesale and Field Rep channels.

Income from Operations. For the three months-ended June 30, 2004 segment income from operations increased by $0.1 million or 11.1% to $1.0 million from $0.9 million primarily due to a reduction in sales and marketing expense of $0.2 million from the same period in 2003 on the promotion of The World Almanac and Books of Facts.

AGS

                                       For the three months ended June 30,
                                            2003                 2004
                                       ----------------    -----------------
                                              (Dollars in millions)

Revenue, net                                    $ 13.5               $ 17.9
Income from operations                             4.1                  5.8
Percentage of Net Revenue                         30.4%                32.4%


Revenue, net. For the three-months ended June 30, 2004 net revenue at the AGS segment increased by $4.4 million or 32.6% to $17.9 million from $13.5 million for the same period in 2003. AGS Assessment net revenue increased by $3.3 million from the same period in 2003 as a result of the continued acceptance of new product releases and net curriculum revenue increased by $1.1 million over the same period last year driven by its new product releases and revisions of textbooks.

Income from Operations. For the three-months ended June 30, 2004 segment income from operations increased by $1.7 million or 41.5% to $5.8 million from $4.1 million for the same period in 2003 as gross profit increased by $3.2 million as a result of the volume increase described above. The increase in gross profit was partially offset by increases in sales and marketing expense of $0.7 million and general and administrative expense of $0.5 million over the same period in 2003. The increase in sales and marketing expense resulted from an increase in expenditures related to the reorganization of the sales department and marketing initiatives related to new product launches. The increase in general and administrative expense was due to increases in other compensation driven by the performance of the segment and medical benefits of $0.3 million and a reversal of accruals for an excess property tax assessment and building repairs in the second quarter of 2003 of $0.2 million.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2004 -- WEEKLY READER CORPORATION AND SUBSIDIARIES

The following table sets forth, for the periods indicated, consolidated statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net revenue.


                                                                                Six-months ended June 30,
                                                                        2003                                2004
                                                          ----------------------------------  ----------------------------------
                                                            Amount       % of Net Revenue       Amount       % of Net Revenue
                                                          ------------  --------------------  ------------  --------------------
                                                                                  (Dollars in millions)
Revenue, net                                                 $  64.5           100.0%         $  66.9              100.0%
Cost of goods sold                                              16.3            25.3%            17.1               25.6%
                                                             -------           -----          -------              -----
Gross profit                                                    48.2            74.7%            49.8               74.4%
Costs and expenses:
       Sales and marketing                                      11.9            18.4%            13.3               20.0%
       Distribution, circulation and fulfillment                 6.4             9.9%             6.3                9.4%
       Editorial                                                 5.1             7.9%             5.3                7.9%
       General and administrative                                8.5            13.2%            10.3               15.4%
       Restructuring costs                                       0.1             0.2%             -                  0.0%
       Depreciation                                              0.9             1.4%             0.8                1.2%
       Amortization of intangible assets                         4.3             6.7%             4.3                6.4%
                                                             -------           -----          -------              -----
       Total costs and expenses                                 37.2            57.7%            40.3               60.2%
                                                             -------           -----          -------              -----

Income from operations                                          11.0            17.1%             9.5               14.2%

Interest expense                                               (13.7)          (21.2%)          (25.6)             (38.3%)
Other expense, net                                              (0.3)           (0.5%)           (0.4)              (0.6%)
                                                             -------           -----          -------              -----
Loss before income tax provision                                (3.0)           (4.7%)          (16.5)             (24.7%)
Income tax provision                                             0.3             0.5%             0.4                0.6%
                                                             -------           -----          -------              -----

Net loss                                                     $  (3.3)           (5.1%)        $ (16.9)             (25.3%)
                                                             =======           =====          =======              =====

       Adjusted EBITDA(a)                                    $  15.9            24.7%         $  14.2               21.2%
                                                             =======           =====          =======              =====


(a) Adjusted EBITDA represents loss before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $0.1 million for the six-months ended June 30, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Six-Months Ended June 30, 2004 Compared to Six-Months Ended June 30, 2003

Revenue, net. For the six-months ended June 30, 2004, net revenue increased $2.4 million, or 3.7%, to $66.9 million from $64.5 million for the same period in 2003. The increase in net revenue at Weekly Reader was primarily due to (1) an increase in net revenue at AGS of $5.1 million or 20.2% to $30.3 million from $25.2 million from the same period in 2003. The increase at AGS was partially offset by (2) a decrease in net revenue at World Almanac of $0.8 million or 3.4% to $22.4 million from $23.2 million from the same period in 2003.; (3) a decrease in net revenue at Weekly Reader, excluding World Almanac and AGS, of $1.9 million, or 11.8%, to $14.2 million from $16.1 million from the same period in 2003.

Gross profit. Gross profit at Weekly Reader increased $1.6 million or 3.3% to $49.8 million from $48.2 million from the same period in 2003 primarily as a result of (1) an increase in gross profit at AGS of $3.6 million from the same period in 2003 driven by the volume increase described above. The increase at AGS was partially offset by (2) a decrease in gross profit at Weekly Reader, excluding AGS and World Almanac of $1.1 million from the same period in 2003 driven by the volume decrease described above; (3) a decrease in gross profit at World Almanac of $0.9 million from the same period in 2003 due to the volume decrease described above, write off of inventory at WA Books in the first quarter of 2004 and the impact of a discount offer at WAE Library Services that was not in effect during the same period in 2003. Weekly Reader gross profit as a percent of revenue decreased slightly to 74.4% from 74.7% from the same period in 2003 mainly due to the factors discussed above.

Costs and expenses. For the six-months ended June 30, 2004, operating costs and expenses increased by $3.1 million, or 8.3%, to $40.3 million from $37.2 million from the same period in 2003. Costs and expenses as a percentage of net revenue increased to 60.2% from 57.7% from the same period in 2003. This increase was primarily the result of: (i) $1.8 million or 21.2% increase in general and administrative expenses due to increases in legal, audit, tax and consulting professional fees of $0.9 million primarily related to the previously disclosed SEC inquiry and the reaudit of our 2001 financial statements, higher employee separation costs of $0.2 million and a reversal of accruals for an excess property tax assessment and building repairs in the second quarter of 2003 of $0.2 million and (ii) an increase in sales and marketing expenses of $1.4 million or 11.8% due to initiatives at AGS relating to the reorganization of its sales department and new product launches, to an increase in new customer acquisition costs at Weekly Reader, excluding AGS and World Almanac. These higher expenses were partially offset by (iii) lower restructuring and non-recurring costs of $0.1 million or 100.0%.

Interest expense, including amortization of deferred financing costs. For the six-months ended June 30, 2004, interest expense, including amortization of deferred financing costs, increased by $11.9 million, or 87.1, to $25.6 million from $13.7 million for the same period in 2003 as the adoption of SFAS 150 requires dividends on the 15% Senior Preferred Stock to be recorded as interest expense in the statement of operations for all periods starting January 1, 2004. The dividends on the 15% Senior Preferred Stock for the three-months ended June 30, 2004 increased interest expense by $10.6 million. In addition, deferred financing fees of $0.4 million attributable to the First-Lien Credit Facility that was refinanced in part by the Second-Lien Credit Facility, which closed on March 29, 2004 were written off in the first quarter of 2004. Interest expense on long term-debt increased by $0.9 million primarily due to higher interest rates in 2004 as opposed to 2003. Interest expense as a percentage of net revenue increased to 38.3% from 21.2% for the same period in 2003.

Adjusted EBITDA. For the six-months ended June 30, 2004, Adjusted EBITDA decreased $1.7 million, or 10.7%, to $14.2 million from $15.9 million for the same period in 2003. This decrease was primarily attributable to the factors described above. Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs $0.1 million for the six-months ended June 30, 2003. Adjusted EBITDA is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to net loss is as follows:


                                                                                 For the six-months ended June 30,
Adjusted EBITDA reconciliation to Net Loss                                        2003                    2004
                                                                           --------------------    --------------------
                                                                                     (Dollars in thousands)

      Net Loss                                                                        $ (3,344)              $ (16,923)
      Depreciation and amortization of intangibles                                       5,136                   5,085
      Income taxes                                                                         254                     356
      Interest expense                                                                  13,733                  25,638
      Restructuring costs                                                                  126                      30
                                                                           --------------------    --------------------
Adjusted EBITDA                                                                       $ 15,905                $ 14,186
                                                                           ====================    ====================


RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 30, 2004 -- WEEKLY READER CORPORATION AND SUBSIDIARIES - SEGMENT

WEEKLY READER

                                           For the six months ended June 30,
                                               2003                 2004
                                           ---------------    -----------------
                                                  (Dollars in millions)

Revenue, net                                    $ 16.1               $ 14.2
Income (loss) from operations                      1.6                 (0.2)
Percentage of Net Revenue                         9.9%                -1.4%


Revenue, net. For the six-months ended June 30, 2004 net revenue at the Weekly Reader segment decreased by $1.9 million, or 11.8%, to $14.2 million from $16.1 million for the same period in 2003 as a result of lower licensing revenue of $0.8 million due to the absence of a spring book club offering on the QVC Shopping Network, lower periodical net revenue of $0.6 million as a result of a weak educational funding environment and competitive pressures in the school magazine market and a decrease in revenue of $0.3 million at Lifetime Learning Systems, Inc., a subsidiary of Weekly Reader as a result of fewer shipments of custom publishing projects.

Income (loss) from Operations. For the six months-ended June 30, 2004 segment loss from operations increased by $1.8 million or 112.5% to a loss of $0.2 million from income of $1.6 million as gross profit decreased by $1.1 million as a result of the volume decrease described above. General and administrative expense increased by $0.4 million from the same period in 2003 primarily due to greater employee separation costs and greater salary and fringes. Sales and marketing costs increased by $0.5 million from the same period in 2003 due to an increase of new customer acquisition costs. These increases were partially offset by a decrease in distribution, circulation and fulfillment expenses of $0.3 million from the same period in 2003 as a result of the absence of a spring book club offering on the QVC Shopping Network.

WORLD ALMANAC

                                           For the six months ended June 30,
                                               2003                 2004
                                           ---------------    -----------------
                                                 (Dollars in millions)

Revenue, net                                    $ 23.2               $ 22.4
Income from operations                             3.2                  2.3
Percentage of Net Revenue                         13.8%                10.3%

Revenue, net. For the six-months ended June 30, 2004 net revenue at the World Almanac segment decreased by $0.8 million or 3.4% to $22.4 million from $23.2 million for the same period in 2003. This decrease was due to lower net revenue of $0.4 million at World Almanac Books that resulted from a timing difference related to consignment sales in the first quarter of 2004 and an increase in expected sales returns recognized in the second quarter of 2004, lower net revenue of $0.5 million at WAE Library Services as a result of the elimination of their Prospect catalog and lower net revenue at Funk and Wagnalls of $0.3 million due to the attrition in their customer base. These decreases at World Almanac were partially offset by higher sales of $0.4 million at Gareth Stevens from its Wholesale and Field Rep channels,

Income from Operations. For the six-months-ended June 30, 2004 segment income from operations decreased by $0.9 million or 28.1% to $2.3 million from $3.2 million primarily due to a reduction in gross profit of $1.0 million as a result of the volume decrease described above, a write off of inventory at WA Books in the first quarter of 2004 and the impact of a discount offer at WAE Library Services that was not in effect during the same period in 2003. This decrease in gross margin was partially offset by a reduction in sales and marketing expense of $0.1 million from the same period in 2003 primarily due to a decrease in expenses on the promotion of The World Almanac and Books of Facts.

AGS

                                      For the six months ended June 30,
                                          2003                 2004
                                      ---------------    -----------------
                                            (Dollars in millions)

Revenue, net                              $ 25.2               $ 30.3
Income from operations                       6.0                  7.4
Percentage of Net Revenue                   23.8%                24.4%


Revenue, net. For the six-months ended June 30, 2004 net revenue at the AGS segment increased by $5.1 million or 20.2% to $30.3 million from $25.2 million for the same period in 2003. AGS Assessment net revenue increased by $4.3 million from the same period in 2003 as a result of the continued acceptance of new product releases and net curriculum revenue increased $0.8 million over the same period last year driven by its new product releases and revisions of textbooks.

Income from Operations. For the six-months ended June 30, 2004 segment income from operations increased by $1.4 million or 23.3% to $7.4 million from $6.0 million for the same period in 2003 as gross profit increased by $3.8 million as a result of the volume increase described above. The increase in gross profit was partially offset by increases in sales and marketing expense of $1.0 million, general and administrative expense of $0.7 million and editorial expense of $0.2 million over the same period in 2003. The increase in sales and marketing expense resulted from an increase in expenditures related to the reorganization of the sales department and marketing initiatives related to new product launches. The increase in general and administrative expense was due to increases in other compensation driven by the performance of the segment and medical benefits of $0.5 million and a reversal of accruals for an excess property tax assessment and building repairs in the second quarter of 2003 of $0.2 million. The increase in editorial expense was due to testing expenditures associated with a high stakes test developed for the NY City Department of Education in the first quarter of 2004.


                                                             For the six-months ended June 30,
Adjusted EBITDA reconciliation to Net Loss (000's)                  2003         2004
                                                                  --------     ---------
                                                                   (Dollars in thousands)
      Net Loss                                                    $ (3,344)    $ (16,923)
      Depreciation and amortization of intangibles                   5,136         5,085
      Income taxes                                                     254           356
      Interest expense                                              13,733        25,638
      Restructuring costs                                              126            30
                                                                ----------    ----------
Adjusted EBITDA                                                   $ 15,905      $ 14,186
                                                                ==========    ==========


LIQUIDITY AND CAPITAL RESOURCES

General

At June 30, 2004, WRC Media's sources of cash were its (1) operating subsidiaries, Weekly Reader, CompassLearning, and ChildU and (2) a $30.0 million revolving credit facility. As of June 30, 2004, $8.0 million of the revolving credit facility has been drawn down which bears interest that approximated 3.45%. Additionally, the Company has stand-by letters of credit, renewable annually, in the amount of $2.1 million, which serve as security for a real estate lease entered into by the Company and certain surety bonds issued on behalf of the Company. While these letters of credit are in effect, it reduces available borrowing capacity under the revolving credit facility by $2.1 million. At June 30, 2004, the Company had $19.9 million of available credit under the revolving credit facility.

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

The Second-Lien Facility has one financial covenant, a maximum ratio (the "Senior Leverage Ratio") of Senior Secured Debt to trailing four quarter EBITDA not to exceed 4.25:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio not exceed 4.50:1.00, in each case to be tested on the last day of each fiscal quarter and computed for the Company and its consolidated subsidiaries. We were in compliance with this financial covenant for the period ended June 30, 2004. The Company's senior leverage ratio was 3.56:1:00 for the period ended June 30, 2004.

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

The First-Lien Credit Facility, as amended and restated, has a maturity of December 29, 2008, and has one financial covenant, a Senior Leverage Ratio of senior secured debt to trailing four quarter EBITDA not to exceed 4.00:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio may not exceed 4.25:1.00, in each case to be tested on the last day of the fiscal quarter and computed for the Company and its consolidated subsidiaries. We were in compliance with this financial covenant for the period ended June 30, 2004. As discussed above, the Company's senior leverage ratio was 3.56:1:0 for the period ended June 30, 2004. Interest on revolving loan borrowings under the First-Lien Credit Facility will bear interest at a rate per annum equal to the LIBO rate as defined in the First-Lien Credit Facility plus 2.00% or the alternate base rate as defined in the First-Lien Credit Facility plus 1.00%.

The credit agreement for our First-Lien Credit Facility is secured by liens on substantially all of our assets, and the credit agreement for our Second-Lien Credit Facility is secured by second-priority liens on all the assets securing the First-Lien Facility.

Liquidity, Working Capital and Capital Resources

As of June 30, 2004, WRC Media and its subsidiaries had negative working capital of $ 13.7 million. WRC Media's cash and cash equivalents were approximately $5.1 million at June 30, 2004. WRC Media and its subsidiaries' operations used approximately $17.7 million in cash for the six-months ended June 30, 2004. WRC Media and its subsidiaries' principal uses of cash are for debt service and working capital.

As of June 30, 2004, Weekly Reader and its subsidiaries had positive working capital of $ 35.3 million. Weekly Reader's cash and cash equivalents were approximately $5.0 million at June 30, 2004. Weekly Reader and its subsidiaries' operations used approximately $9.8 million in cash for the six-months ended June 30, 2004. Weekly Reader and its subsidiaries' principal uses of cash are for debt service and working capital.

WRC Media and its subsidiaries' investing activities for the six-months ended June 30, 2004, included investments in software development of approximately $1.2 million and capital expenditures of approximately $0.6 million.

Weekly Reader and its subsidiaries' investing activities for the six-months ended June 30, 2004, included investments in capital expenditures of approximately $0.4 million.

WRC Media and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the six-months ended June 30, 2004, financing activities provided net cash of $22.7 million. The Second Lien Credit Facility does not amortize and we do not expect our financing activities going forward to include regular periodic retirement of term loans prior to maturity. The Second Lien Credit Facility matures on March 29, 2009.

Weekly Reader and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the six-months ended June 30, 2004, financing activities provided net cash of $13.9 million. The Second Lien Credit Facility does not amortize and we do not expect our financing activities going forward to include regular periodic retirement of term loans prior to maturity. The Second Lien Credit Facility matures on March 29, 2009.

Derivative Financial Instruments

The Company uses derivative financial instruments to reduce its exposure to interest rate volatility. At June 30, 2004, Weekly Reader had one outstanding derivative financial instrument in place, an interest rate cap on 50% of its senior secured term loans as required by the First-Lien Facility as then in effect. Our amended and restated First-Lien Facility and our Second-Lien Facility require us to obtain interest rate protection that, when taken together with the aggregate principal amount of our indebtedness subject to a fixed interest rate, will result in at least 50% of our total indebtedness being either fixed, hedged or capped for the duration of the applicable facility. On November 15, 2003, we entered into financial instruments with a notional value of $61.0 million, which terminates on November 15, 2004 and requires us to pay a floating rate of interest based on the three-month LIBO rate as defined in that arrangement with a cap rate of 2.5%. The fair value of this interest rate cap as of June 30, 2004 was de-minimis.

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

Goodwill and Other Identified Intangible Assets

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which we estimate using a discounted cash flow methodology. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company beginning January 1, 2004. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of this statement required the Company to reclassify its 15% Series B Redeemable Preferred Stock from the mezzanine section of the balance sheet to long-term liabilities. Effective January 1, 2004 dividend payments for the 15% Senior Preferred Stock ("15% Senior Preferred") are recorded as interest expense in the consolidated statement of operations. The adoption of this statement did not result in any adjustment to the book value of its 15% Senior Preferred as of January 1, 2004 as book value approximated fair value at January 1, 2004. For the three-month and six-month periods ended June 30, 2004 the Company recognized $5,394 and $10,593, respectively, of accrued dividends on 15% Senior Preferred as interest expense.

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

On March 17, 2004, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." ("Issue 03-1") Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired specifically, whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements about impairments that have not been recognized as other than temporary for investments. Issue 03-1 also requires the investor to disclose investments with unrealized losses that have not been recognized as other-than-temporary impairments. The guidance for evaluating whether an investment is other-than-temporarily impaired shall be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. The adoption of this consensus is not expected to have any impact on the Company's consolidated results of operations or financial position.

Seasonality

Operating results have varied and are expected to continue to vary from quarter to quarter as a result of seasonal patterns. Weekly Reader and CompassLearning's net revenue are significantly affected by the school year. Weekly Reader's net revenue in the third, and to a lesser extent the fourth, quarters are generally the strongest as products are shipped for delivery during the school year. CompassLearning/ChildU's net revenues were historically strongest in the second quarter, and to a lesser extent the fourth quarter. However, due to tight funding environment in the last couple of year, the trend is shifting towards the fourth quarter being the strongest, followed by the second quarter. The strength in the second quarter is generally attributed to the end of the school fiscal year (June 30th) and the need for the schools to spend uncommitted budget resources prior to year end. In addition, by purchasing in the second quarter, schools are able to have the software products purchased and installed over the summer and ready to train teachers when they return from summer vacation. CompassLearning's fourth quarter revenue is generally strong as a result of sales patterns driven by new school year money being appropriated and funded, CompassLearning's commissioned sales force seeking to meet year-end sales goals as well as schools purchasing software to be installed in time to take advantage of it during the second half of the school year.

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

The preliminary SEC inquiry is ongoing, and we cannot predict the final outcome of the inquiry at this time.

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

The First Lien Credit Facility and the Second Lien Credit Facility require us to obtain interest rate protection that, when taken together with the aggregate principal amount of the Company's indebtedness subject to a fixed interest rate, will result in at least 50% of our total indebtedness being either fixed, hedged or capped for the duration of the applicable facility. On November 15, 2003, we entered into an arrangement with a notional value of $61.0 million, which terminates on November 15, 2004 and requires us to pay a floating rate of interest based on the three-month LIBO rate as defined in that arrangement with a cap rate of 2.5%. The fair value of the interest rate cap as of June 30, 2004 was de-minimis.

The following table sets forth information about the Company's debt instruments as of June 30, 2004:


               Debt                                           Less than                                               After
            Obligations                     Total              1 year         2-3 years            4-5 years         5 years
------------------------------------    --------------      --------------   --------------      ---------------   -------------

Revolving Credit                              $ 8,000                 $ -          $     -            $   8,000        $      -
Average Interest Rate

Second Lien Credit Facility                   145,000                   -                -              145,000               -
Average Interest Rate                           6.76%  (A)

Senior Subordinated Notes                     152,000                   -                -                    -         152,000
Average Interest Rate                          12.75%


(A) Interest rate through April 29, 2005.

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
------------

31.1 Certification of Martin E. Kenney, Jr., Chief Executive Officer of WRC Media Inc., CompassLearning, Inc. and Weekly Reader Corporation, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated August 13, 2004.

31.2 Certification of Richard Nota, Senior Vice President of Finance and Principal Financial Officer of WRC Media Inc., and Weekly Reader Corporation dated August 13, 2004.

32 Certification of Chief Executive Officer and Principal Financial Officer of WRC Media Inc. and Subsidiaries and Weekly Reader Corporation pursuant to 18 U.S.C. ss. 1350, dated August 13, 2004.

(B) REPORTS ON FORM 8-K
-----------------------

1. Form 8-K, filed July 26, 2004, reporting date and time of investor call discussing second quarter results for the period ended June 30, 2004.

2. Form 8-K, filed May 6, 2004, reporting date and time of investor call discussing first quarter results for the period ended March 31, 2004.

3. Form 8-K, filed April 14, 2004, reporting investor conference call, Martin E. Kenney, Jr., WRC Media Inc.'s Chief Executive Officer.

4. Form 8-K, filed April 5, 2004, reporting WRC Media Inc. announced the date and time of its year-end investor conference call which is set forth in the press release in an Exhibit hereto.

5. Form 8-K, filed April 1, 2004, reporting WRC Media Inc., A Leading Supplemental Education Publisher, Secures Financial Liquidity By Closing $145 Million Senior Second-Lien Credit Facility.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



/s/ Martin E. Kenney, Jr.                                             Date:   August 13, 2004
-----------------------------------------------------                      ---------------------
Martin E. Kenney, Jr.
Director: WRC Media Inc., Weekly Reader Corporation
and CompassLearning, Inc.; Chief Executive Officer:
WRC Media Inc. and CompassLearning, Inc.;
Principal Executive Officer and Executive Vice President:
Weekly Reader Corporation




/s/ Richard Nota                                                      Date:   August 13, 2004
-----------------------------------------------------                      ---------------------
Richard Nota
Senior Vice President-Finance and Principal Financial Officer
WRC Media Inc. and Weekly Reader Corporation
