Form 10-Q
period 2004-09-30
WRC MEDIA INC
filed 2004-11-15
CIK 1102329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004               Commission File No. 333-96119

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


               (Address, including zip code, and telephone number,
                    including area code, of each Registrant's
                          principal executive offices)


--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12-months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         X      Yes            [ ]    No

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act.
            [ ]    Yes                 X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

------------------------------------------------------------------------------------------------
TITLE OF CLASS                              |  NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------------------------------------------------------------
12 3/4% Senior Subordinated Notes due 2009  |  OVER-THE-COUNTER MARKET
------------------------------------------------------------------------------------------------

PART 1                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         WRC MEDIA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                                            December 31,             September 30,
                                                                                2003                      2004
                                                                          ------------------       -------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                $      1,432           $      8,207
     Accounts receivable (net of allowance for doubtful accounts
     and sales returns of $2,519 and $2,601, respectively)                          30,027                 52,928
     Inventories                                                                    16,652                 15,959
     Prepaid expenses                                                                3,367                  2,264
     Other current assets (including restricted assets of $1,006
      and $802, respectively)                                                        1,889                  1,757
                                                                              ------------           ------------

       Total current assets                                                         53,367                 81,115

Property and equipment, net                                                          5,792                  5,138
Capitalized software, net                                                            7,293                  8,560
Goodwill                                                                           241,324                241,324
Other intangible assets, net                                                        76,860                 69,229
Deferred financing costs, net                                                        5,675                  9,008
Other assets                                                                        29,896                 33,091
                                                                              ------------           ------------

       Total assets                                                           $    420,207           $    447,465
                                                                              ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                         $     16,963           $     18,079
     Accrued payroll, commissions and benefits                                       9,356                 10,425
     Current portion of deferred revenue                                            35,900                 47,580
     Other accrued liabilities                                                      17,166                 22,357
     Current portion of long-term debt                                               8,477                     --
                                                                              ------------           ------------

       Total current liabilities                                                    87,862                 98,441

Deferred revenue, net of current portion                                               959                  1,144
Deferred tax liabilities                                                            10,800                 12,975
15% senior preferred stock, including accrued dividends and
     accretion of warrant value (6,192,960 shares outstanding),
     (Liquidation preference of $154,824)                                               --                147,606
Long-term debt                                                                     262,925                293,103
                                                                              ------------           ------------

       Total liabilities                                                           362,546                553,269
                                                                              ------------           ------------

Commitments and contingencies

15% senior preferred stock,
  including accrued dividends and accretion of warrant value
  (5,508,080 shares outstanding)                                                   130,701                     --

Warrants on common stock of subsidiaries                                            11,751                 11,751

Common stock subject to redemption                                                     940                    950
                                                                              ------------           ------------

Stockholders' deficit:
     Common stock, ($.01 par value, 20,000,000 shares authorized;
     7,008,406 shares outstanding in 2003 and 2004)                                     70                     70
     18% convertible preferred stock, ($.01 par value, 750,000 shares
     authorized, 547,980 and 625,336 shares outstanding, respectively)              21,919                 25,013
     Additional paid-in capital                                                    131,753                131,753
     Accumulated other comprehensive loss                                           (1,899)                (1,899)
     Accumulated deficit                                                          (237,574)              (273,442)
                                                                              ------------           ------------

       Total stockholders' deficit                                                 (85,731)              (118,505)
                                                                              ------------           ------------

       Total liabilities and stockholders' deficit                            $    420,207           $    447,465
                                                                              ============           ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)
                             (Amounts in thousands)

                                                                          2003                   2004
                                                                    -----------------      -----------------
                                                                      (As Restated
                                                                      See Note 17)

Revenue, net                                                             $     55,389          $     61,012

Cost of goods sold                                                             14,804                16,075
                                                                         ------------          ------------

Gross profit                                                                   40,585                44,937
                                                                         ------------          ------------

Costs and expenses:
     Sales and marketing                                                       11,749                14,423
     Research and development                                                     634                    97
     Distribution, circulation and fulfillment                                  3,697                 3,565
     Editorial                                                                  2,266                 2,926
     General and administrative                                                 5,777                 7,598
     Restructuring costs and other non-recurring expenses                        (576)                  338
     Depreciation                                                                 549                   479
     Amortization of intangible assets                                          4,473                 4,033
                                                                         ------------          ------------

     Total operating costs and expenses                                        28,569                33,459
                                                                         ------------          ------------

Income from operations                                                         12,016                11,478

Interest expense, including amortization
     of deferred financing costs                                               (7,460)              (13,718)
Other expense, net                                                               (250)                 (247)
                                                                         ------------          ------------

Income (loss) before income tax provision                                       4,306                (2,487)

Income tax provision                                                              764                   776
                                                                         ------------          ------------

Net income (loss)                                                        $      3,542          $     (3,263)
                                                                         ============          ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                           2003                   2004
                                                                                     -----------------      -----------------
                                                                                       (As Restated
                                                                                       See Note 17)

Revenue, net                                                                           $       146,568        $       149,621

Cost of goods sold                                                                              41,161                 42,910
                                                                                       ---------------        ---------------

Gross profit                                                                                   105,407                106,711
                                                                                       ---------------        ---------------

Costs and expenses:
     Sales and marketing                                                                        33,531                 37,148
     Research and development                                                                    1,558                  1,828
     Distribution, circulation and fulfillment                                                  10,112                  9,886
     Editorial                                                                                   7,410                  8,273
     General and administrative                                                                 16,790                 22,047
     Restructuring costs and other non-recurring expenses                                          905                  1,035
     Depreciation                                                                                1,769                  1,405
     Amortization of intangible assets                                                          13,164                 12,328
                                                                                       ---------------        ---------------

     Total operating costs and expenses                                                         85,239                 93,950
                                                                                       ---------------        ---------------

Income from operations                                                                          20,168                 12,761

Interest expense, including amortization
     of deferred financing costs                                                               (21,828)               (41,628)
Other expense, net                                                                              (1,169)                  (771)
                                                                                       ---------------        ---------------

Loss before income tax provision                                                                (2,829)               (29,638)

Income tax provision                                                                             2,256                  2,418
                                                                                       ---------------        ---------------

Net loss                                                                               $        (5,085)       $       (32,056)
                                                                                       ===============        ===============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WRC MEDIA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                          2003                    2004
                                                                                    -----------------       -----------------
                                                                                      (As Restated
                                                                                      See Note 17)
Cash flows from operating activities:

Net loss                                                                               $     (5,085)            $    (32,056)

Adjustments to reconcile net loss to net cash used in operating activities:
     Deferred income tax provision                                                            2,175                    2,175
     Depreciation and amortization                                                           16,929                   15,598
     Management fees forgiven by principal shareholder                                          300                       --
     (Gain) loss on disposition of property and equipment                                        (1)                      14
     Impairment of pre-publication costs                                                         --                       76
     Accrual of manditorily redeemable preferred stock dividends                                 --                   16,188
     Amortization of debt discount                                                              333                      379
     Amortization of deferred financing costs                                                 1,081                    3,295
Changes in operating assets and liabilities:
     Accounts receivable                                                                    (12,885)                 (22,901)
     Inventories                                                                             (1,325)                     693
     Prepaid expenses and other current assets                                                  (60)                   1,235
     Other noncurrent assets                                                                (10,503)                  (7,971)
     Accounts payable                                                                        (2,926)                   1,116
     Deferred revenue                                                                        10,563                   11,865
     Accrued liabilities                                                                      1,018                    6,262
                                                                                       ------------             ------------

Net cash used in operating activities                                                          (386)                  (4,032)
                                                                                       ------------             ------------

Cash flows from investing activities:
     Purchase of property and equipment                                                      (1,045)                  (1,186)
     Capitalized software                                                                    (3,087)                  (3,132)
     Landlord reimbursement for leasehold improvements                                           --                      421
     Proceeds from the disposition of property and equipment                                      4                       --
                                                                                       ------------             ------------

Net cash used in investing activities                                                        (4,128)                  (3,897)
                                                                                       ------------             ------------

Cash flows from financing activities:
     Proceeds from revolving line of credit                                                  27,000                   35,000
     Repayments of revolving line of credit                                                 (21,000)                 (40,000)
     Repayment of senior bank debt                                                           (5,773)                (118,678)
     Deferred financing fees                                                                    (20)                  (6,628)
     Proceeds from issuance of long-term debt                                                    --                  145,000
     Purchase and issuance of common stock subject to redemption                                (25)                      10
                                                                                       ------------             ------------

Net cash provided by financing activities                                                       182                   14,704
                                                                                       ------------             ------------

(Decrease) increase in cash and cash equivalents                                             (4,332)                   6,775

Cash and cash equivalents, beginning of period                                                9,095                    1,432
                                                                                       ------------             ------------

Cash and cash equivalents, end of period                                               $      4,763             $      8,207
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

2.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company as of September 30, 2004 and for the three- and nine-month periods ended September 30, 2003 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments (except as described in Note 17) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

These condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto as reported in the Company's Annual Report on Form 10-K dated June 15, 2004. The operating results for the three- and nine-month periods ended September 30, 2003 and 2004 are not necessarily indicative of the results that may be expected for a full year.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company beginning January 1, 2004. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of this statement required the Company to reclassify its 15% Senior Preferred Stock from the mezzanine section of the balance sheet to long-term liabilities at March 31, 2004. Effective January 1, 2004 dividend payments for the 15% Senior Preferred Stock ("15% Senior Preferred") are recorded as interest expense in the consolidated statement of operations. The adoption of this statement did not result in any adjustment to the book value of its 15% Senior Preferred as of January 1, 2004 as book value approximated fair value at January 1, 2004. For the three- and nine-month periods ended September 30, 2004 the Company recognized $5,596 and $16,188, respectively, of accrued dividends on the 15% Senior Preferred as interest expense.

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

On March 17, 2004, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("Issue 03-1"). Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired specifically, whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements about impairments that have not been recognized as other than temporary for investments. Issue 03-1 also requires the investor to disclose investments with unrealized losses that have not been recognized as other-than-temporary impairments. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004.
The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. In September 2004, the FASB delayed the effective date of the measurement and recognition guidance of Issue 03-1 until the FASB issues FASB Staff Position 03-1a. The adoption of this consensus is not expected to have any impact on the Company's consolidated results of operations or financial position.

4. SEGMENT INFORMATION

The Company has four reporting segments: Weekly Reader, excluding World Almanac and American Guidance Services, World Almanac, American Guidance Service ("AGS"), and CompassLearning and ChildU ("Compass/ChildU"). This classification reflects the nature of the Company's organizational structure by which the chief operating decision-maker reviews and assesses the operating performance of the reporting segment and allocates corporate resources.

    o Weekly Reader is a publisher of classroom periodicals, grade-specific workbooks and a custom publisher of instructional materials paid for by various sponsors.
    o World Almanac publishes print reference materials sold into the trade channel; publishes nonfiction and fiction children's books under three imprints for K-12 students; publishes print and electronic reference materials sold into the library channel; and distributes third-party books targeted for K-12 students through its catalogs.
    o AGS is a publisher of testing and assessment products and supplemental instructional materials. AGS products are sold into the school channel. Testing and assessment products are primarily for K-12 students and supplemental instructional materials are primarily for low-performing students in middle and secondary schools.

    o Compass/ChildU produces research-based technology learning solutions, including web-based e-learning solutions that provide educational assessment, curriculum and management tools for grades Pre-K through 12, all of which are aligned to local, state and national standards.

Information regarding the operations of the Company's reporting segments is set forth below. WRC Media Inc. related expenses and assets that are not allocable to the other operating segments are included in Corporate. WRC Media evaluates segment performance based on several factors, of which the primary financial measure is operating income (loss).

                                                                Weekly            World                              Compass /
                                                                Reader           Almanac             AGS               ChildU
                                                               --------         ---------         --------          -----------
Three-months ended September 30, 2004

Revenue, net                                                  $ 13,376         $  9,313           $ 24,897          $ 13,426
Income (loss) from operations                                    2,442               75             10,031               (17)
Depreciation and amortization                                      102              562              1,735             1,173
Restructuring costs and other non-recurring expenses                 -                -                  -               385
Assets                                                          65,951          100,873            205,674            57,197
Capital expenditures                                                19              561                 27             1,923

Three-months ended September 30, 2003

Revenue, net                                                    12,194           11,432             20,644            11,119
Income (loss) from operations                                    2,467            1,764              8,790              (925)
Depreciation and amortization                                      177              576              2,109             1,221
Restructuring costs and other non-recurring expenses                 -                -                  -                71
Assets                                                          68,283           96,727            184,131            55,264
Capital expenditures                                               115               38                152             1,149


                                                                Weekly            World                              Compass /
                                                                Reader           Almanac              AGS              ChildU
                                                               --------         ---------         --------          -----------
Nine-months ended September 30, 2004

Revenue, net                                                  $ 27,628         $ 31,700           $ 55,197          $ 35,096
Income (loss) from operations                                    2,270            2,414             17,385            (6,342)
Depreciation and amortization                                      352            1,578              5,530             3,450
Restructuring costs and other non-recurring expenses                 -                -                  -             1,052
Capital expenditures                                               179              606                209             3,299

Nine-months ended September 30, 2003

Revenue, net                                                    28,279           34,691             45,830            37,768
Income (loss) from operations                                    4,062            4,937             14,765            (1,385)
Depreciation and amortization                                      541            1,675              5,757             4,137
Restructuring costs and other non-recurring expenses                 -               21                  -               946
Capital expenditures                                               219               92                175             3,642



                                                                Corporate          Eliminations           Total
                                                                ----------        --------------        ---------
Three-months ended September 30, 2004

Revenue, net                                                  $       -         $          -             $ 61,012
Income (loss) from operations                                    (1,053)                   -               11,478
Depreciation and amortization                                       940                    -                4,512
Restructuring costs and other non-recurring expenses                (47)                   -                  338
Assets                                                          268,799             (251,029)             447,465
Capital expenditures                                                 10                    -                2,540

Three-months ended September 30, 2003

Revenue, net                                                          -                    -               55,389
Income (loss) from operations                                       (80)                   -               12,016
Depreciation and amortization                                       939                    -                5,022
Restructuring costs and other non-recurring expenses               (647)                   -                 (576)
Assets                                                          252,796             (211,987)             445,214
Capital expenditures                                                  2                    -                1,456



                                                                Corporate          Eliminations             Total
                                                                ----------        --------------        ---------
Nine-months ended September 30, 2004

Revenue, net                                                    $     -         $          -            $ 149,621
Income (loss) from operations                                    (2,966)                   -               12,761
Depreciation and amortization                                     2,823                    -               13,733
Restructuring costs and other non-recurring expenses                (17)                   -                1,035
Capital expenditures                                                 25                    -                4,318

Nine-months ended September 30, 2003

Revenue, net                                                          -                    -              146,568
Income (loss) from operations                                    (2,211)                   -               20,168
Depreciation and amortization                                     2,823                    -               14,933
Restructuring costs and other non-recurring expenses                (62)                   -                  905
Capital expenditures                                                  4                    -                4,132


5.  RESTRUCTURING COSTS AND OTHER NON-RECURRING EXPENSES

During the nine-months ended September 30, 2004, the Company reviewed its restructuring reserve established in 2002 and increased the reserve $1,035 for lease terminations primarily resulting from the updating of the sublease assumptions used in determining the fair value of the remaining lease obligations associated with facilities vacated during 2002.

Components of the Company's restructuring plan initiated in the fourth quarter of 2002 are shown in the following table.

                                     Balance at                 Additional                                Balance at
                                  December 31, 2003              Charges              Amounts Paid      September 30, 2004
                                  ------------------          -------------           ------------      ------------------

Severance and other benefits              $      32             $       -             $      (32)          $        -
Lease terminations                            3,243                 1,035                 (1,163)               3,115
                                          ---------             ---------             ----------           ----------
Total                                     $   3,275             $   1,035             $   (1,195)          $    3,115
                                          =========             =========             ==========           ==========

The restructuring reserve totaled approximately $3,115 at September 30, 2004 and is expected to be paid as follows: remaining three months of 2004 - $376, 2005 and beyond - $2,739. These charges are included in other accrued liabilities on the condensed consolidated balance sheets.

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

The following table details the effect on net loss if compensation expense for stock-based compensation arrangements with employees had been recorded based on the fair value method under SFAS 123, as amended.

                                                  Three-Months Ended                     Nine-Months Ended
                                                     September 30,                         September 30,
                                                 2003             2004                 2003             2004
                                            ----------------------------            ------------------------------

Net income (loss), as reported              $     3,542         $ (3,263)           $    (5,085)    $     (32,056)
Deduct:  Total stock-based employee
   compensation expense determined
   under the fair value based method
   for all awards, net of related tax
   effects                                          (34)              (1)                  (125)               (9)
                                            -----------         --------            -----------     -------------
Pro forma Net income (loss)                 $     3,508         $ (3,264)           $    (5,210)    $     (32,065)
                                            ===========         ========            ===========     =============

The Company has outstanding stock options issued to certain of its executives that are required to be accounted for as variable options. During the three- and nine-month periods ended September 30, 2003 and 2004, no compensation expense was recognized for these options as the fair market value of the Company's common stock, as estimated by the Company's Board of Directors, was less than the exercise price of these options.

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

All payment obligations under the Second-Lien Facility are secured by a second-priority lien on the collateral securing the First-Lien Facility; provided that all obligations under the Second-Lien Facility will rank equally in right of payment with all payment obligations under the First-Lien Facility and will not otherwise be subordinated in any respect to the First-Lien Facility. The final maturity of the Second-Lien Facility is March 29, 2009. At the Company's option, the loans will bear interest at either the Administrative Agent's (i) alternate base rate ("Base Rate Loans") or (ii) reserve-adjusted LIBO rate ("LIBO Rate Loans") plus, in each case, the "Applicable Margin" (as defined). Applicable Margin means, with respect to (i) Base Rate Loans, a rate of 4.00% per annum and (ii) LIBO Rate Loans, a rate of 5.00% per annum.

The Second-Lien Facility is subject to mandatory prepayment with:

    o    the proceeds of the incurrence of certain indebtedness

    o    the proceeds of certain asset sales or other dispositions

    o    a change in control

    o annually, 50% of the Company's excess cash flow (as defined) from the prior year.

The Second-Lien Facility provides for certain restrictions, including restrictions on asset sales, dividend payments, additional indebtedness and payments for restricted investments. In addition, the Second-Lien Facility provides for the maintenance of a financial covenant, a maximum ratio (the "Senior Leverage Ratio") of Senior Secured Debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.25:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio shall not exceed 4.50:1.00, in each case to be tested on the last day of each fiscal quarter and computed for the Company. In connection with entering into the Second-Lien Facility, the Company entered into an amendment and restatement of its First-Lien Facility, which now consists solely of a $30,000 revolving credit facility.

The First-Lien Facility, as amended and restated, has a maturity of December 29, 2008, and has one financial covenant, a Senior Leverage Ratio of senior secured debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.00:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio may not exceed 4.25:1.00, in each case to be tested on the last day of the fiscal quarter and computed for the Company. Interest on revolving loan borrowings under the First-Lien Facility bear interest at a rate per annum equal to the LIBO rate as defined in the First-Lien Facility plus 2.25% or the alternate base rate as defined in the First-Lien Facility plus 1.25%.

As a result of the refinancing, the Company wrote-off the remaining balances of deferred financing costs associated with the First Lien Facility of approximately $1,914. These costs are included in interest expense, including amortization of deferred financing costs, on the condensed consolidated statements of operations for the nine-months ended September 30, 2004.

In connection with the refinancing, the Company incurred costs and expenses, primarily investment banking and legal fees, of approximately $6,600. These amounts have been recorded as deferred financing fees at September 30, 2004 and are being amortized over the term of the Second Lien Facility using the effective interest method.

At September 30, 2004, there were no outstanding advances under the Company's $30,000 revolving credit facility. The Company has stand-by letters of credit, renewable annually, in the amount of $2,050 of which $2,000 serves as security for a real estate lease entered into by the Company and $50 serves as security for certain surety bonds issued on behalf of the Company. The Company's available borrowing under the revolving credit facility is reduced by any outstanding letters of credit. At September 30, 2004, the Company had, net of the $2,050 in outstanding letters of credit, $27,950 of available credit under the revolving credit facility.

8.  FINANCIAL INSTRUMENTS

Pursuant to the terms of the First and Second-Lien Credit Agreements, the Company is required to enter into or maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount that, when taken together with the aggregate principal amount of Total Debt, as defined, subject to a fixed interest rate, is at least equal to at least 50% of the aggregate principal amount of all Total Debt. On November 15, 2003, the Company entered into a one year interest rate cap agreement with a notional principal of $61,000, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. No amount is in the condensed consolidated balance sheet at December 31, 2003 and September 30, 2004 as the fair value of the interest rate cap at those dates is de-minimis. At November 15, 2004, more than 50% of the aggregate principal amount of Total Debt, as defined, is subject to a fixed interest rate. Therefore the interest rate cap will not be renewed.

9.  INVENTORIES

Inventories as of December 31, 2003 and September 30, 2004 are as follows:

                                                 December 31,     September 30,
                                                     2003              2004
                                                ------------       -----------
Finished goods                                  $     16,533       $    15,021
Raw materials                                            119               938
                                                ------------       -----------
                                                $     16,652       $    15,959
                                                ============       ===========

10.  GOODWILL AND TRADEMARKS

At December 31, 2003 and September 30, 2004, goodwill and indefinite lived intangible assets are as follows:

                                             December 31,        September 30,
                                                2003                 2004
                                             -----------         -----------
Goodwill                                     $   241,324         $   241,324
Long Lived Assets - Trademarks and
copyrights                                        23,772              23,772
                                             -----------         -----------
                                             $   265,096         $   265,096
                                             ===========         ===========

There were no changes in goodwill and indefinite lived intangible assets during the three- and nine-months ended September 30, 2004.

The Company recorded non-cash deferred income tax expense of $725 and $2,175 each of for the three- and nine-month periods ended September 30, 2003 and 2004, respectively, for taxable temporary differences that will not reverse prior to expiration of the Company's net operating loss carryforward periods. Book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002 upon the Company's adoption of SFAS 142; however, the Company continues to amortize these assets for tax purposes. As a result, the Company will have deferred tax liabilities that will arise each quarter as the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record an additional $725 to increase deferred tax liabilities during the remaining three-months of 2004.

11.  OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill and indefinite lived intangible assets are as follows:

                                                       ---------------------------------------------------
                                                                         December 31, 2003
                                                       ---------------------------------------------------
                                                                           Accumulated
                                       Useful Lives        Gross          Amortization           Net
                                       ------------    ---------------    --------------    --------------

Customer Lists                         6-15 yrs              $ 48,600         $ (24,948)         $ 23,652
Copyrights                             10-20 yrs               30,800            (6,462)           24,338
Software                               3-5 yrs                 14,789           (10,027)            4,762
Trademark                              4-10 yrs                   200               (82)              118
Distributor relationships              6 yrs                      700              (482)              218
                                                       ---------------    --------------    --------------
                            Total:                           $ 95,089         $ (42,001)         $ 53,088
                                                       ===============    ==============    ==============

                                                       --------------------------------------------------
                                                                      September 30, 2004
                                                       --------------------------------------------------
                                                                           Accumulated
                                       Useful Lives        Gross          Amortization          Net
                                       ------------    --------------     --------------   --------------

Customer Lists                         6-15 yrs             $ 48,600          $ (29,327)        $ 19,273
Copyrights                             10-20 yrs              30,800             (7,641)          23,159
Software                               3-5 yrs                14,789            (11,999)           2,790
Trademark                              4-10 yrs                  200                (97)             103
Distributor relationships              6 yrs                     700               (568)             132
                                                       --------------     --------------   --------------
                            Total:                          $ 95,089          $ (49,632)        $ 45,457
                                                       ==============     ==============   ==============

Included in other intangible assets, are trademarks and copyrights not subject to amortization, for which the total carrying amount was $23,772 at December 31, 2003 and September 30, 2004 (See note 10).

Amortization of intangibles for the three-months ended September 30, 2003 and 2004 was $2,829 and $2,310, respectively. Amortization of intangibles for the nine-months ended September 30, 2003 and 2004 was $9,024 and $7,631, respectively. Amortization of intangibles is included in amortization of intangible assets on the condensed consolidated statements of operations. The estimated amortization expense for intangible assets subject to amortization for the next five years is as follows:

Remaining three months of 2004........................... $  2,300
2005.....................................................    9,197
2006.....................................................    6,843
2007.....................................................    4,600
2008 ....................................................    3,461
2009 ....................................................    3,253
Thereafter...............................................   15,803

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

13. NOTES OFFERING AND GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

In connection with the recapitalization and purchase of Weekly Reader in November 1999, the Company, Weekly Reader and CompassLearning as co-issuers, completed an offering of $152,000 12 3/4% Senior Subordinated Notes due 2009 (the "Old Notes"). In September 2000, the Old Notes were exchanged in full for $152.0 million of new 12 3/4% Senior Subordinated Notes due 2009 (the "Notes"), which have terms that are substantially identical to the Old Notes. Interest on the Notes is payable semi-annually, on May 15 and November 15 of each year. The Notes are jointly, severally, fully and unconditionally guaranteed by certain subsidiaries of the Company, including CompassLearning, a wholly-owned subsidiary and Weekly Reader, a majority (94.9%) owned subsidiary of the Company (collectively, the "Subsidiary Guarantors").

The following tables present condensed consolidating financial information for WRC Media and the subsidiary guarantors as of and for the three- and nine-month periods ended September 30, 2003 and 2004 for: (1) WRC Media, (2) Weekly Reader, a majority-owned subsidiary, (3) CompassLearning, a wholly-owned subsidiary, (4) ChildU a wholly-owned subsidiary, and (5) the Company on a consolidated basis.

                                                                                                             Subsidiary Guarantors
                                                                            --------------------------------------------------------
                                                                                                              Compass
                                                                                    Weekly Reader            Learning
                                                            WRC Media Inc.           Corporation                Inc.
                                                         ------------------       ----------------         ------------
                                                                                                                  (In thousands)
Balance Sheet as of September 30, 2004
Assets:
Current assets                                           $      1,676             $     99,054             $     20,544
Property and equipment, net                                         -                    4,520                      496
Goodwill and other intangible assets, net                     153,643                  131,926                   22,194
Other assets                                                  108,933                   32,906                    6,045
                                                         ------------             ------------             ------------
Total assets                                             $    264,252             $    268,406             $     49,279
                                                         ============             ============             ============

Liabilities and stockholders' deficit:
Current liabilities                                      $    119,013             $     62,434             $     57,317
Redeemable preferred stock, plus accrued dividends            147,606                  154,824                        -
Long-term debt                                                148,103                  293,103                        -
Other liabilities                                               7,650                    5,325                    1,144
Warrants on common stock of subsidiaries                       11,751                        -                        -
Common stock subject to redemption                                950                        -                        -
Stockholders' deficit                                        (170,821)                (247,280)                  (9,182)
                                                         ------------             ------------             ------------
Total liabilities and stockholders' deficit              $    264,252             $    268,406             $     49,279
                                                         ============             ============             ============

                                                                                                              Subsidiary Guarantors
                                                                            --------------------------------------------------------
                                                                                                              Compass
                                                                                    Weekly Reader            Learning
                                                            WRC Media Inc.           Corporation                Inc.
                                                         ------------------       ----------------         ------------
                                                                                                                  (In thousands)
Statements of operations for the three months
ended September 30, 2004

Revenue, net                                              $          -             $     47,586             $      6,588
Operating costs and expenses                                       929                   35,162                   10,069
Interest expense, net                                           11,082                   13,207                        -
Other (income) expense                                             237                      195                       13
Provision for income taxes                                         583                      181                       12
                                                          ------------             ------------             ------------
Net income (loss)                                         $    (12,831)            $     (1,159)            $     (3,506)
                                                          ============             ============             ============

Statements of operations for the nine months ended September 30, 2004

Revenue, net                                              $          -             $    114,525             $     21,528
Operating costs and expenses                                     2,788                   92,634                   31,996
Interest expense, net                                           33,885                   38,845                        -
Other (income) expense                                             764                      591                       14
Provision for income taxes                                       1,808                      537                       73
                                                          ------------             ------------             ------------
Net income (loss)                                         $    (39,245)            $    (18,082)            $    (10,555)
                                                          ============             ============             ============

Cash flow for the nine months
ended September 30, 2004

Cash flow provided by (used in) operations                $    (11,024)            $     (4,799)            $    (10,199)
Cash flow used in investing activities                               -                   (1,019)                  (2,074)
Cash flow provided by (used in) financing activities            10,924                   12,714                   12,273
Cash and cash equivalents at beginning of period                   100                    1,267                        4
                                                          ------------             ------------             ------------
Cash and cash equivalents at end of period                $          -             $      8,163             $          4
                                                          ============             ============             ============

                                                                                                              Subsidiary Guarantors
                                                                              ------------------------------------------------------
                                                                                                                Compass
                                                                                      Weekly Reader            Learning
                                                             WRC Media Inc.           Corporation                Inc.
                                                           ------------------       ----------------         ------------
Statements of operations for the three months
ended September 30, 2003                                                                                            (In thousands)

Revenue, net                                             $          -             $     44,270             $      9,684
Operating costs and expenses                                      929                   30,400                   10,746
Interest expense, net                                           5,271                    7,148                        1
Other (income) expense                                            256                      194                        -
Provision for income taxes                                        580                      183                        1
                                                         ------------             ------------             ------------
Net income (loss)                                        $     (7,036)            $      6,345             $     (1,064)
                                                         ============             ============             ============

Statements of operations for the nine months ended September 30, 2003

Revenue, net                                              $         -             $    108,800             $     33,427
Operating costs and expenses                                    3,267                   83,979                   35,012
Interest expense, net                                          15,814                   20,881                        1
Other (income) expense                                            967                      502                        -
Provision for income taxes                                      1,780                      437                       39
                                                         ------------             ------------             ------------
Net income (loss)                                        $    (21,828)            $      3,001             $     (1,625)
                                                         ============             ============             ============

Cash flow for the nine months
ended September 30, 2003

Cash flow provided by (used in) operations               $    (11,506)            $    (11,628)            $      5,143
Cash flow used in investing activities                              -                     (486)                  (2,299)
Cash flow provided by (used in) financing activities           10,494                    8,847                   (2,844)
Cash and cash equivalents at beginning of period                1,154                    7,819                        4
                                                         ------------             ------------             ------------
Cash and cash equivalents at end of period               $        142             $      4,552             $          4
                                                         ============             ============             ============

                                                                                                             Subsidiary Guarantors
                                                                            --------------------------------------------------------
                                                                                                               WRC
                                                                                                             Media Inc.
                                                              ChildU               Eliminations             Consolidated
                                                          ------------           ---------------         ------------------

Balance Sheet as of September 30, 2004
Assets:
Current assets                                            $      6,356            $    (46,515)            $     81,115
Property and equipment, net                                        122                       -                    5,138
Goodwill and other intangible assets, net                        2,790                       -                  310,553
Other assets                                                     2,700                 (99,925)                  50,659
                                                          ------------            ------------             ------------
Total assets                                              $     11,968            $   (146,440)            $    447,465
                                                          ============            ============             ============

Liabilities and stockholders' deficit:
Current liabilities                                       $      7,585            $   (147,908)            $     98,441
Redeemable preferred stock, plus accrued dividends                   -                (154,824)                 147,606
Long-term debt                                                       -                (148,103)                 293,103
Other liabilities                                                    -                       -                   14,119
Warrants on common stock of subsidiaries                             -                       -                   11,751
Common stock subject to redemption                                   -                       -                      950
Stockholders' deficit                                            4,383                 304,395                 (118,505)
                                                          ------------            ------------             ------------
Total liabilities and stockholders' deficit               $     11,968            $   (146,440)            $    447,465
                                                          ============            ============             ============


                                                         ------------------------------------
                                                                                                                 WRC
                                                                                                               Media Inc.
                                                              ChildU               Eliminations               Consolidated
Statements of operations for the three months             ------------           ---------------           ------------------
ended September 30, 2004

Revenue, net                                               $      6,838                      $ -             $     61,012
Operating costs and expenses                                      3,374                        -                   49,534
Interest expense, net                                                 -                  (10,571)                  13,718
Other (income) expense                                                2                     (200)                     247
Provision for income taxes                                            -                        -                      776
                                                           ------------             ------------             ------------
Net income (loss)                                          $      3,462             $     10,771             $     (3,263)
                                                           ============             ============             ============

Statements of operations for the nine months ended September 30, 2004

Revenue, net                                               $     13,568                      $ -             $    149,621
Operating costs and expenses                                      9,442                        -                  136,860
Interest expense, net                                                 -                  (31,102)                  41,628
Other (income) expense                                                2                     (600)                     771
Provision for income taxes                                            -                        -                    2,418
                                                           ------------             ------------             ------------
Net income (loss)                                          $      4,124             $     31,702             $    (32,056)
                                                           ============             ============             ============

Cash flow for the nine months
ended September 30, 2004

Cash flow provided by (used in) operations                 $      6,480             $     15,510             $     (4,032)
Cash flow used in investing activities                             (804)                       -                   (3,897)
Cash flow provided by (used in) financing activities             (5,697)                 (15,510)                  14,704
Cash and cash equivalents at beginning of period                     61                        -                    1,432
                                                           ------------             ------------             ------------
Cash and cash equivalents at end of period                 $         40                      $ -             $      8,207
                                                           ============             ============             ============


                                                         --------------------------------------
                                                                                                                 WRC
                                                                                                               Media Inc.
                                                                ChildU               Eliminations             Consolidated
                                                            ------------           ---------------         ------------------
Statements of operations for the three months
ended September 30, 2003

Revenue, net                                              $      1,435             $          -             $     55,389
Operating costs and expenses                                     1,298                        -                   43,373
Interest expense, net                                                -                   (4,960)                   7,460
Other (income) expense                                               -                     (200)                     250
Provision for income taxes                                           -                        -                      764
                                                          ------------             ------------             ------------
Net income (loss)                                         $        137             $      5,160             $      3,542
                                                          ============             ============             ============

Statements of operations for the nine months ended September 30, 2003

Revenue, net                                              $      4,341              $         -             $    146,568
Operating costs and expenses                                     4,142                        -                  126,400
Interest expense, net                                                -                  (14,868)                  21,828
Other (income) expense                                               -                     (300)                   1,169
Provision for income taxes                                           -                        -                    2,256
                                                          ------------             ------------             ------------
Net income (loss)                                         $        199             $     15,168             $     (5,085)
                                                          ============             ============             ============

Cash flow for the nine months
ended September 30, 2003

Cash flow provided by (used in) operations                $      2,272             $     15,333             $       (386)
Cash flow used in investing activities                          (1,343)                       -                   (4,128)
Cash flow provided by (used in) financing activities              (982)                 (15,333)                     182
Cash and cash equivalents at beginning of period                   118                        -                    9,095
                                                          ------------             ------------             ------------
Cash and cash equivalents at end of period                $         65                      $ -             $      4,763
                                                          ============             ============             ============


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

In addition, the Company will reimburse the principal shareholder for reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services. During each of the three- and nine-month periods ended September 30, 2003 and 2004, the Company recognized general and administrative expense of $238 and $713, respectively, for management fees. In June 2003, the shareholder waived the payment of $300 in management fees for 2003. The waived amount has been recorded as a capital contribution. At September 30, 2004, other accrued liabilities include approximately $713 of accrued management fees.

15.  PENSION BENEFITS

The following table provides components of net periodic benefit cost for the Company's defined benefit pension plan for the three- and nine-month periods ended September 30, 2003 and 2004:

                                  Three-Months Ended September 30,     Nine-Months Ended September 30,
                                  ---------------------------------    -------------------------------
                                     2003              2004                  2003             2004
                                   ----------       ----------            ----------       ----------

Service cost                       $      229       $      225            $      687       $      675
Interest cost                             221              238                   663              714
Expected return on plan
assets                                   (169)            (242)                 (507)            (726)
Amortization of net loss                   74               42                   222              126
                                   ----------       ----------            ----------       ----------
Net periodic benefit cost          $      355       $      263            $    1,065       $      789
                                   ==========       ==========            ==========       ==========


16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                Nine-Months Ended September 30,
                                                    --------------------------------------------------------
                                                               2003                         2004
                                                          ------------                  ------------

Cash paid during the period for interest                  $     16,222                  $     15,809
Cash paid during the period for income taxes              $        208                  $        280

Non-cash financing activities:
Preferred stock dividends accrued                         $     13,972                  $     16,188(1)
Accretion of preferred stock                              $        708                  $       718

(1) During the nine-month period ended September 30, 2004, $16,188 of such preferred stock dividends have been recorded as interest expense in the statement of operations, resulting from the Company's adoption of SFAS 150 effective January 1, 2004.

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

In connection with the Initial Restatement, management had restated its financial statements for the three- and nine-months ended September 30, 2003 because it had incorrectly accounted for (i) the revenue recognition of a software and services sale in December 2002; (ii) the purchase price related to the ChildU acquisition in 2001; (iii) revenue recognition for distributor sales;
(iv) rent expense; and (v) other items including an adjustment relating to the amortization period for certain capitalized pre-publication costs.

Described below are the matters for which the Company has restated its condensed consolidated financial statements for the three- and nine-months ended September 30, 2003 in connection with the Initial Restatement.

    o Software and Services Sale. In December 2002, the Company recorded a $1,860 receivable of revenue from the sale of educational software and services to a school district. Of this amount, $1,169 was recognized as revenue during the fiscal quarter ended December 31, 2002, and $691 was recorded as a deferred revenue liability as of December 31, 2002. Accrued sales commissions of $342 also were recorded. In the first quarter of 2003, this $1,169 of revenue previously recognized in December 2002 was offset by recording a bad debt reserve of $920 and by retaining an excess of $249 in the Company's allowance for doubtful accounts, which excess amount would have otherwise been reversed. The Company has concluded that the sale did not meet the criteria under GAAP for revenue recognition for the year ended December 31, 2002, and that it incorrectly recorded the related bad debt reserve and retained the excess allowance for doubtful accounts in 2003. The Company has corrected these errors by reversing these transactions. The net effect for the nine-months ended September 30, 2003 was to decrease net loss by approximately $920.

    o ChildU Goodwill Reduction. The Company's subsidiary, ChildU, was acquired in 2001. In connection with such acquisition, the Company issued shares of its common stock to the holders of notes issued by ChildU. The Company has determined that the value assigned to these shares when the Company recorded the purchase price for this acquisition in its historical financial statements for 2001 exceeded the fair market value of these shares. Accordingly, the Company has restated its financial statements to record correctly the fair market value of these shares, which had the effect of reducing the purchase price for ChildU, goodwill and additional paid-in capital, by approximately $3,419 as of December 31, 2001. In addition, the Company allocated the entire purchase price to goodwill, and had assigned that goodwill an estimated life of 40 years. The asset acquired was software technology and not goodwill. The Company has restated its financial statements to record the software technology and to amortize such acquired technology over its estimated useful life of five years, which had the effect of increasing net loss by $418 and $1,255, respectively in the three- and nine-months ended September 30, 2003.

Following the determination to restate the Company's financial statements for matters described above, the Company also determined that it would correct the financial statement for certain errors made in the application of GAAP that had not previously been corrected because in each such case it believed that the amount of any such error was not material to its condensed consolidated financial statements. These matters are described below.

    o Distributor Sales. Historically the Company recognized revenue under a distribution contract between its subsidiary, World Almanac Education Group, and a distributor at the time that the Company shipped its products to the distributor rather than at the time those products were resold by the distributor. The Company also recorded distribution fees under this contract as operating costs and expenses, based on its understanding of the distribution contract. The Company has determined to recognize revenue only at the time the distributor ships these products to its customer. The Company has restated its financial statements which decreased its net loss by $61 and $319 respectively for the three- and nine-months ended September 30, 2003.

    o Rent. The Company has two leases that have "free rent" incentives at the commencement of the leases and also contain rent escalation clauses (which clauses provide for rent increases over time) for which it was required under GAAP to record the average rent expense ratably over the lease term. In its historical 2001 financial statements, however, the Company recorded the rent expense from these leases as it was paid. In its historical 2002 financial statements, the Company began correctly recording the average rent expense for these leases, but it calculated the average rent using the remainder of the lease term instead of the entire lease term. The Company has restated its financial statements to correct these errors, which had the net effect of decreasing its net loss by $194 and $546, respectively for the three- and nine-months ended September 30, 2003.

    o Other. The Company also made an adjustment relating to the amortization period for certain capitalized pre-publication costs which had the effect of increasing net loss by $93 and $303 respectively for the three- and nine-months ended September 30, 2003 and it reclassified $67 and $994, respectively of software development amortization from amortization of intangibles to cost of goods sold in the condensed consolidated statement of operations for the three- and nine-months ended September 30, 2003. An adjustment was also made related to the waiver, by the Company's principal shareholder, of certain management fees owed to it. The adjustment increased operating expenses and additional paid in capital by $300 for the nine-months ended September 30, 2003.

In connection with the re-audit of the Company's 2001 consolidated financial statements, management determined that it had incorrectly accounted for the following items, which comprise the Further Restatement: (i) intangible assets acquired in 1999 in connection with the Company's acquisition of Weekly Reader;
(ii) acquisition reserves for acquisitions in 1999; (iii) its adoption of SFAS 142 and the preparation of its transitional impairment analysis; (iv) deferred tax liabilities recognized upon the adoption of SFAS 142; (v) 15% Senior Preferred Stock dividends; and (vi) a number of other items which had been previously identified and collectively determined to be immaterial but which the Company decided to correct. In addition, the Company corrected certain errors in its disclosures regarding stock options granted to its employees.

Described below are the matters for which the Company has restated its condensed consolidated financial statements for the three- and nine-months ended September 30, 2003 in connection with the Further Restatement.

    o WRC Media Goodwill and Intangible Assets. In connection with the reaudit of the Company's 2001 consolidated financial statements, the Company reconsidered the assumptions used to determine the estimated fair value and economic lives of the intangible assets acquired in connection with the 1999 acquisition and recapitalization of Weekly Reader by WRC Media (the "1999 Intangible Assets"). The Company has determined that the original basis for estimating the fair value and economic lives of the intangible assets was a valuation report that the former owners of Weekly Reader had provided to WRC Media at the time of the 1999 acquisition. Accordingly, in 2004, the Company engaged a valuation consulting firm to assist management in assessing the fair values and economic lives of the 1999 Intangible Assets as of the acquisition date. As a result, certain estimated fair values and economic lives of the 1999 Intangible Assets have been revised. Accordingly, the Company has restated its financial statements to correctly state the estimated fair value and economic lives of the 1999 Intangible Assets acquired as of November 17, 1999. This had the effect of increasing goodwill by $36,238 and decreasing other intangibles in the aggregate by the same amount. Other intangible assets include Copyrights, Customer lists and Trademarks. Copyrights increased by $4,733 and their estimated useful life was amended from 10 years to approximately 20 years, Customer lists decreased by $13,680 and their estimated useful life decreased from 10 years to approximately 8.5 years and Trademarks decreased by $27,291 and their estimated useful life decreased from 40 years to approximately 39 years. In addition, the Company has restated its financial statements to correct amortization expense for other intangible assets, which had the effect of reducing amortization expense of intangible assets for the three- and nine-months ended September 30, 2003 by $374 and $1,124, respectively.

    o CompassLearning/Weekly Reader Additional Goodwill Reduction. As discussed above the Company recorded certain reserves for a planned restructuring in connection with the acquisitions of CompassLearning and Weekly Reader. In connection with the reaudit of its 2001 consolidated financial statements the Company determined that it had incorrectly recorded reserves of $3,106 related to estimated liabilities it believed it had assumed at the date of such acquisitions. The Company concluded that the acquisition reserves associated with these liabilities should have been reversed in 1999. The estimated liabilities associated with the excess reserves included $1,522 of debt issuance costs, $1,157 of severance and consulting fees, primarily attributable to employees or consultants hired subsequent to the acquisition date, $362 of leasehold improvements for space to be occupied by employees of World Almanac Group and other administrative costs of $65. The Company determined that goodwill and the related acquisition reserves should be reduced by $3,106. The Company has restated its financial statements to correct for these errors. The net effect of such adjustments was to increase net loss for the three- and nine-months ended September 30, 2003 by $53 and $163, respectively.

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

    o Deferred Tax Liabilities. The Company recognized non-cash deferred income tax expense and a deferred tax liability on January 1, 2002 in connection with its adoption of SFAS 142. The deferred tax liability relates to the excess of tax over book amortization of tax-deductible goodwill and trademarks since the timing of the reversal of this liability is indefinite, unless the related assets are sold or an impairment of the assets is recorded, and can no longer be offset by the Company's net operating loss carryforwards, which expire within a statutory period. During 2003, the Company recorded additional deferred tax expense. The non-cash income tax expense recorded during the three- and nine-months ended September 30, 2003 increased by $225, from $539 to $764 and by $675, from $1,581 to $2,256, respectively. These restatements are principally due to the reversal of the impairment charges and the revision of estimated fair value and economic lives of the 1999 Intangible Assets discussed above.

    o 15% Senior Preferred Stock due 2011. In 1999, the Company issued 3,000,000 shares of 15% Senior Preferred Stock due in 2011. The 15% Senior Preferred Stock accrued dividends at a rate of 15% per annum. The Certificate of Designation provides that the 15% Senior Preferred Stock was subject to a default or penalty dividend of 0.5% in the event of certain registration defaults. A penalty dividend was applicable from mid-August of 2000 through November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with that conclusion. The Company had not previously recorded this penalty dividend. The recording of the penalty dividends (and required compounding in subsequent periods) resulted in the Company increasing accrued dividends on 15% Senior Preferred Stock by $33 and $94 during the three- and nine-months ended September 30, 2003, respectively.

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

                                                        Three-Months Ended September 30, 2003
                                                  -------------------------------------------------
                                                    As Previously
                                                     Reported in
                                                   November 14, 2003      Restatement
                                                    Form 10-Q             Adjustments    As Restated
                                                  -------------------   --------------  -------------
Revenue, net                                       $      55,322        $       67      $      55,389
Cost of goods sold                                        14,714                90             14,804
                                                   -------------        ----------      -------------
     Gross profit                                         40,608               (23)            40,585
                                                   -------------        ----------      -------------
Costs and expenses:
     Sales and marketing                                  11,749                               11,749
     Research and development                                634                                  634
     Distribution, circulation and fulfillment             3,697                                3,697
     Editorial                                             2,266                                2,266
     General and administrative                            6,113              (336)             5,777
     Restructuring costs and other non-recurring            (576)                                (576)
     expenses
     Depreciation                                            543                 6                549
     Amortization of intangible assets                     4,401                72              4,473
                                                   -------------        ----------      -------------
     Total operating costs and expenses                   28,827              (258)            28,569
                                                   -------------        ----------      -------------
     Income from operations                               11,781               235             12,016
Interest expense, including amortization
   of deferred financing costs                            (7,413)              (47)            (7,460)
Other expense, net                                          (250)                                (250)
                                                   -------------        ----------      -------------
     Income before income tax provision                    4,118               188              4,306
Income tax provision                                         539               225                764
                                                   -------------        ----------      -------------
     Net income                                    $       3,579        $      (37)     $       3,542
                                                   =============        ==========      =============


                                                          Nine Months Ended September 30, 2003
                                                 ----------------------------------------------------
                                                    As Previously
                                                     Reported in
                                                  November 14, 2003    Restatement
                                                      Form 10-Q        Adjustments        As Restated
                                                  -----------------    ------------       -----------

Revenue, net                                        $ 145,792           $     776           $ 146,568
Cost of goods sold                                     39,990               1,171              41,161
                                                    ---------           ---------           ---------
     Gross profit                                     105,802                (395)            105,407
                                                    ---------           ---------           ---------
Costs and expenses:
     Sales and marketing                               33,281                 250              33,531
     Research and development                           1,558                                   1,558
     Distribution, circulation and fulfillment         10,112                                  10,112
     Editorial                                          7,410                                   7,410
     General and administrative                        18,447              (1,657)             16,790
     Restructuring costs and other non-recurring          905                                     905
     expenses
     Depreciation                                       1,750                  19               1,769
     Amortization of intangible assets                 13,725                (561)             13,164
                                                    ---------           ---------           ---------
     Total operating costs and expenses                87,188              (1,949)             85,239
                                                    ---------           ---------           ---------
     Income from operations                            18,614               1,554              20,168
Interest expense, including amortization
   of deferred financing costs                        (21,683)               (145)            (21,828)
Other expense, net                                       (869)               (300)             (1,169)
                                                    ---------           ---------           ---------
     Loss before income tax provision                  (3,938)              1,109              (2,829)
Income tax provision                                    1,581                 675               2,256
                                                    ---------           ---------           ---------
     Net loss                                       $  (5,519)          $     434           $  (5,085)
                                                    =========           =========           =========


                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)


                                                                                          December 31,             September 30,
                                                                                              2003                      2004
                                                                                      ----------------------    --------------------
ASSETS
Current Assets:

     Cash and cash equivalents                                                            $      1,267            $      8,163
     Accounts receivable (net of allowance for doubtful accounts
          and sales returns of $2,179 and $2,465, respectively)                                 20,880                  40,063
     Inventories                                                                                15,890                  15,587
     Due from related party                                                                     11,502                  31,870
     Prepaid expenses                                                                            2,882                   1,614
     Other current assets (including restricted assets of $1,006
          and $802, respectively)                                                                1,889                   1,757
                                                                                          ------------            ------------

       Total current assets                                                                     54,310                  99,054

Property and equipment, net                                                                      4,665                   4,520
Goodwill                                                                                       101,978                 101,978
Other intangible assets, net                                                                    31,580                  29,948
Deferred financing costs, net                                                                      512                       -
Other assets                                                                                    29,711                  32,906
                                                                                          ------------            ------------

       Total assets                                                                       $    222,756            $    268,406
                                                                                          ============            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                                     $     15,446            $     16,663
     Deferred revenue                                                                           17,565                  29,040
     Accrued expenses and other current liabilities                                             15,865                  16,731
     Current portion of long-term debt                                                           8,477                       -
                                                                                          ------------            ------------

       Total current liabilities                                                                57,353                  62,434

Deferred tax liability                                                                           4,800                   5,325
15% senior preferred stock, including accrued dividends and
     accretion of warrant value (6,192,960 shares outstanding),
     (Liquidation preference of $154,824)                                                            -                 154,824
Long-term debt                                                                                 262,925                 293,103
                                                                                          ------------            ------------
       Total liabilities                                                                       325,078                 515,686
                                                                                          ------------            ------------

Commitments and contingencies
15% senior preferred stock, including accrued
     dividends and accretion of warrant value
     (5,508,000 shares outstanding)                                                            138,636                       -

Stockholders' deficit:
     Common stock, ($.01 par value, 20,000,000 shares authorized;
          2,830,000 shares outstanding in 2003 and 2004)                                            28                      28
     Additional paid-in capital                                                                  9,133                   9,133
     Due from parent                                                                           (56,464)                (44,704)
     Accumulated other comprehensive loss                                                       (1,899)                 (1,899)
     Accumulated deficit                                                                      (191,756)               (209,838)
                                                                                          ------------            ------------

       Total stockholders' deficit                                                            (240,958)               (247,280)
                                                                                          ------------            ------------

       Total liabilities and stockholders' deficit                                        $    222,756            $    268,406
                                                                                          ============            ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                       2003                  2004
                                                                                 -----------------     -----------------
                                                                                   (As Restated
                                                                                   See Note 15)

Revenue, net                                                                        $     44,270           $     47,586

Cost of goods sold                                                                        10,351                 10,819
                                                                                    ------------           ------------

Gross profit                                                                              33,919                 36,767
                                                                                    ------------           ------------

Costs and expenses:
     Sales and marketing                                                                   7,199                  9,543
     Distribution, circulation and fulfillment                                             3,697                  3,565
     Editorial                                                                             2,266                  2,926
     General and administrative                                                            4,662                  5,946
     Restructuring costs                                                                    (647)                   (47)
     Depreciation                                                                            426                    378
     Amortization of intangible assets                                                     2,446                  2,032
                                                                                    ------------           ------------

     Total operating costs and expenses                                                   20,049                 24,343
                                                                                    ------------           ------------

Income from operations                                                                    13,870                 12,424

Other expense:
     Interest expense, including amortization of
          deferred financing costs                                                        (7,148)               (13,207)
     Other expense, net                                                                     (194)                  (195)
                                                                                    ------------           ------------

Income (loss) before income tax provision                                                  6,528                   (978)

Income tax provision                                                                         183                    181
                                                                                    ------------           ------------

Net income (loss)                                                                   $      6,345           $     (1,159)
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

                                                                                       2003                  2004
                                                                                 -----------------     -----------------
                                                                                   (As Restated
                                                                                   See Note 15)

Revenue, net                                                                        $    108,800            $    114,525

Cost of goods sold                                                                        26,698                  27,942
                                                                                    ------------            ------------

Gross profit                                                                              82,102                  86,583
                                                                                    ------------            ------------

Costs and expenses:
     Sales and marketing                                                                  19,131                  22,814
     Distribution, circulation and fulfillment                                            10,112                   9,886
     Editorial                                                                             7,410                   8,273
     General and administrative                                                           13,141                  16,241
     Restructuring costs                                                                    (521)                    (17)
     Depreciation                                                                          1,305                   1,164
     Amortization of intangible assets                                                     6,703                   6,331
                                                                                    ------------            ------------

     Total operating costs and expenses                                                   57,281                  64,692
                                                                                    ------------            ------------

Income from operations                                                                    24,821                  21,891

Other expense:
     Interest expense, including amortization
          of deferred financing costs                                                    (20,881)                (38,845)
     Other expense, net                                                                     (502)                   (591)
                                                                                    ------------            ------------

Income (loss) before income tax provision                                                  3,438                 (17,545)

Income tax provision                                                                         437                     537
                                                                                    ------------            ------------

Net income (loss)                                                                   $      3,001            $    (18,082)
                                                                                    ============            ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   WEEKLY READER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                       2003                 2004
                                                                                 -----------------    -----------------
                                                                                   (As Restated
                                                                                   See Note 15)
Cash flows from operating activities:

Net income (loss)                                                                  $      3,001         $    (18,082)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Deferred income tax provision                                                          525                  525
     Depreciation and amortization                                                        8,008                7,495
     Accrual of manditorily redeemable preferred stock dividends                              -               16,188
     Impairment of pre-publication costs                                                      -                   76
     Amortization of debt discount                                                          135                  379
     Amortization of deferred financing costs                                               333                  512
Changes in operating assets and liabilities:
     Accounts receivable                                                                (17,175)             (19,183)
     Inventories                                                                         (1,288)                 303
     Prepaid expenses and other current assets                                              114                1,400
     Other non-current assets                                                           (10,503)              (7,971)
     Accounts payable                                                                    (2,375)               1,217
     Deferred revenue                                                                    10,776               11,475
     Accrued liabilities                                                                 (3,179)                 867
                                                                                   ------------         ------------

Net cash used in operating activities                                                   (11,628)              (4,799)
                                                                                   ------------         ------------

Cash flows from investing activities:
     Purchases of property and equipment                                                   (490)              (1,019)
     Proceeds from the disposition of property and equipment                                  4                    -
                                                                                   ------------         ------------

Net cash used in investing activities                                                      (486)              (1,019)
                                                                                   ------------         ------------

Cash flows from financing activities:
     Proceeds from revolving line of credit                                              27,000               35,000
     Repayments of borrowings under revolving line of credit                            (21,000)             (40,000)
     Repayment of senior bank debt                                                       (5,773)            (118,678)
     Proceeds from issuance of long term debt                                                 -              145,000
     Due from parent, net                                                                 7,316               11,760
     Due from related party                                                               1,304              (20,368)
                                                                                   ------------         ------------

Net cash provided by financing activities                                                 8,847               12,714
                                                                                   ------------         ------------

(Decrease) increase in cash and cash equivalents                                         (3,267)               6,896

Cash and cash equivalents, beginning of period                                            7,819                1,267
                                                                                   ------------         ------------

Cash and cash equivalents, end of period                                           $      4,552         $      8,163
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


1.  DESCRIPTION OF BUSINESS

The condensed consolidated financial statements of Weekly Reader Corporation ("WRC") include the accounts of WRC and its subsidiary, Lifetime Learning System, Inc. ("Lifetime Learning"), World Almanac Education Group ("WAE") and its subsidiaries, Funk & Wagnalls Yearbook Corporation and Gareth Stevens, Inc. ("Gareth Stevens"), and American Guidance Service, Inc. and its subsidiaries, AGS International Sales, Inc. and Lindy Acquisition Co., LLC (all are collectively referred to as "Weekly Reader" or the "Company"). At December 31, 2003 and September 30, 2004, WRC Media Inc. (the "Parent") owns 94.9% and PRIMEDIA, Inc. owns 5.1% of the common stock of Weekly Reader.

2.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company as of September 30, 2004 and for the three and nine-month periods ended September 30, 2003 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments (except as discussed in Note 15) necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

These condensed consolidated financial statements should be read in conjunction with Weekly Reader Corporation and Subsidiaries annual financial statements and related notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K dated June 15, 2004. The operating results for the three- and nine-month periods ended September 30, 2003 and 2004 are not necessarily indicative of the results that may be expected for a full year.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company beginning January 1, 2004. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of this statement required the Company to reclassify its 15% Senior Preferred Stock ("15% Senior Preferred") from the mezzanine section of the balance sheet to long-term liabilities at March 31, 2004. Effective January 1, 2004 dividend payments for the 15% Senior Preferred are recorded as interest expense in the consolidated statement of operations. The adoption of this statement did not result in any adjustment to the book value of its 15% Senior Preferred as of January 1, 2004 as book value approximated fair value at January 1, 2004. For the three- and nine-month periods ended September 30, 2004 the Company recognized $5,596 and $16,188, respectively, of accrued dividends on 15% Senior Preferred as interest expense.

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

On March 17, 2004, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("Issue 03-1"). Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired; specifically, whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements about impairments that have not been recognized as other than temporary for investments. Issue 03-1 also requires the investor to disclose investments with unrealized losses that have not been recognized as other-than-temporary impairments. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004.
The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. In September 2004, the FASB delayed the effective date of the measurement and recognition guidance of Issue 03-1 until the FASB issues FASB Staff Position 03-1a. The adoption of this consensus is not expected to have any impact on the Company's consolidated results of operations or financial position.

4. SEGMENT INFORMATION

The Company has three reporting segments: Weekly Reader, World Almanac, and American Guidance Service ("AGS"). This classification reflects the nature of the Company's organizational structure by which the chief operating decision-maker reviews and assesses the operating performance of the reporting segment and allocates corporate resources.

    o Weekly Reader is a publisher of classroom periodicals, grade-specific workbooks and a custom publisher of instructional materials paid for by various sponsors.
    o World Almanac publishes print reference materials sold into the trade channel; publishes nonfiction and fiction children's books under three imprints for K-12 students; publishes print and electronic reference materials sold into the library channel; and distributes third-party books targeted for K-12 students through its catalogs.
    o AGS is a publisher of testing and assessment products and supplemental instructional materials. AGS products are sold into the school channel. Testing and assessment products are primarily for K-12 students and supplemental instructional materials are primarily for low-performing students in middle and secondary schools.

Information regarding the operations of the Company's reporting segments is set forth below. Parent Company expenses and assets not allocated to reporting segments are included in Corporate. Weekly Reader evaluates performance based on several factors, of which the primary financial measure is operating income
(loss).

                                                Weekly        World
                                                Reader       Almanac       AGS      Corporate    Eliminations      Total
                                               --------       -------    --------   ---------    ------------     --------
Three-months ended September 30, 2004

Revenue, net                                   $ 13,376       $ 9,313    $ 24,897         $ -           $ -       $ 47,586
Income (loss) from operations                     2,442            75      10,031        (124)            -         12,424
Depreciation and amortization                       102           562       1,735          11             -          2,410
Restructuring costs                                   -             -           -         (47)            -            (47)
Assets                                           65,951       100,873     205,674       4,547      (108,639)       268,406
Capital expenditures                                 19           561          27          10             -            617

Three-months ended September 30, 2003

Revenue, net                                     12,194        11,432      20,644           -             -         44,270
Income from operations                            2,467         1,764       8,790         849             -         13,870
Depreciation and amortization                       177           576       2,109          10             -          2,872
Restructuring costs                                   -             -           -        (647)            -           (647)
Assets                                           68,283        96,727     184,131      18,273      (124,706)       242,708
Capital expenditures                                115            38         152           2             -            307


                                                 Weekly        World
                                                 Reader       Almanac       AGS      Corporate    Eliminations      Total
                                               --------       -------    --------   ---------    ------------     --------
Nine-months ended September 30, 2004

Revenue, net                                     27,628        31,700      55,197         $ -           $ -      $ 114,525
Income (loss) from operations                     2,270         2,414      17,385        (178)            -         21,891
Depreciation and amortization                       352         1,578       5,530          35             -          7,495
Restructuring costs                                   -             -           -         (17)            -            (17)
Capital expenditures                                179           606         209          25             -          1,019

Nine-months ended September 30, 2003

Revenue, net                                     28,279        34,691      45,830           -             -        108,800
Income from operations                            4,062         4,937      14,765       1,057             -         24,821
Depreciation and amortization                       541         1,675       5,757          35             -          8,008
Restructuring costs                                   -            21           -        (542)            -           (521)
Capital expenditures                                219            92         175           4             -            490

5.  RESTRUCTURING AND OTHER NON-RECURRING EXPENSES

During the nine-months ended September 30, 2004, the Company reviewed its restructuring reserve established in 2002 and adjusted the reserve by $(17) due to updating the assumptions used in determining the fair value of the remaining lease obligations associated with facilities vacated during 2002.

Components of the Company's restructuring plan initiated in the fourth quarter of 2002 are shown in the following table:

                                           Balance at                                      Balance at
                                         December 31,     Additional                      September 30,
                                            2003         Adjustments     Amounts Paid         2004
                                         -------------    ---------       ----------      ------------

Severance and other benefits             $          20    $        -      $      (20)     $           -
Lease terminations                                 988           (17)            (72)               899
                                         -------------    ---------       ----------      ------------
Total                                    $       1,008    $      (17)     $      (92)     $         899
                                         =============    ==========      ==========      =============

The restructuring reserve totaling approximately $899 at September 30, 2004 is expected to be paid as follows: remaining three months of 2004 - $38 and 2005 and beyond - $861 and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

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

The Second-Lien Facility provide for certain restrictions, including restrictions on asset sales, dividend payments, additional indebtedness and payments for restricted investments. In addition, the Second-Lien Facility provides for the maintenance of a financial covenant, a maximum ratio (the "Senior Leverage Ratio") of Senior Secured Debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.25:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio shall not exceed 4.50:1.00, in each case to be tested on the last day of each fiscal quarter and computed for WRC Media (as defined within the agreement) and its consolidated subsidiaries. In connection with entering into the Second-Lien Facility, the Company entered into an amendment and restatement of its First-Lien Facility, which now consists solely of a $30,000 revolving credit facility.

The First-Lien Facility, as amended and restated, has a maturity of December 29, 2008, and has one financial covenant, a Senior Leverage Ratio of senior secured debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.00:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio may not exceed 4.25:1.00, in each case to be tested on the last day of the fiscal quarter and computed for the Company and its consolidated subsidiaries. Interest on revolving loan borrowings under the First-Lien Facility bear interest at a rate per annum equal to the LIBO rate as defined in the First-Lien Facility plus 2.25% or the alternate base rate as defined in the First-Lien Facility plus 1.25%.

As a result of the refinancing, the Company wrote-off the remaining balances of deferred financing costs associated with the First Lien Facility of approximately $467. These costs are included in interest expense, including amortization of deferred financing costs on the condensed consolidated statement of operations for the nine-months ended September 30, 2004.

In connection with the refinancing WRC Media incurred costs and expenses, primarily investment banking and legal fees, of approximately $6,600. These amounts have been recorded as deferred financing fees by WRC Media, Inc. at September 30, 2004 and are being amortized over the term of the Second Lien Facility using the effective interest method.

At September 30, 2004, there were no outstanding advances under the Company's $30,000 revolving credit facility. The Company has stand-by letters of credit, renewable annually, in the amount of $2,050 of which $2,000 serves as security for a real estate lease entered into by the Company and $50 serves as security for certain surety bonds issued on behalf of the Company. The Company's available borrowing under the revolving credit facility is reduced by any outstanding letters of credit. At September 30, 2004, the Company had, net of the $2,050 in outstanding letters of credit, $27,950 of available credit under the revolving credit facility.

7.  FINANCIAL INSTRUMENTS

Pursuant to the terms of the First and Second-Lien Credit Agreements, the Company is required to enter into or maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount that, when taken together with the aggregate principal amount of the Company's Total Debt subject to a fixed interest rate, is at least equal to at least 50% of the aggregate principal amount of all Total Debt. On November 15, 2003, the Company entered into a one year interest rate cap agreement with a notional principal of $61,000, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks the contract to market at the end of each period. No amount is recorded in the condensed balance sheet at December 31, 2003 and September 30, 2004 as fair value of the interest rate cap at those dates is de-minimis. At November 15, 2004, more than 50% of the aggregate principal amount of Total Debt, as defined, is subject to a fixed interest rate. Therefore the interest rate cap will not be renewed.

8.  INVENTORIES

At December 31, 2003 and September 30, 2004, inventories are comprised of the following:

                                        December 31, 2003    September 30, 2004
                                        -----------------    ------------------

Finished goods                            $     15,853           $   14,714
Raw materials                                       37                  873
                                          ------------           ----------
                                          $     15,890           $   15,587
                                          ============           ==========

9.  GOODWILL AND TRADEMARKS

At December 31, 2003 and September 30, 2004, goodwill and indefinite lived intangible assets are as follows:

                                                December 31,     September 30,
                                                    2003              2004
                                                 -----------     -----------

Goodwill                                         $   101,978     $   101,978
Long Lived Assets - Trademarks and
copyrights                                            15,675          15,675
                                                 -----------     -----------
                                                 $   117,653     $   117,653
                                                 ===========     ===========

There were no changes to goodwill and indefinite lived intangible assets during the three- and nine-months ended September 30, 2004.

WRC recorded non-cash deferred income tax expense of $175 and $525 during the three- and nine-month periods ended September 30, 2003 and 2004, respectively, for taxable temporary differences that will not reverse prior to expiration of the Company's net operating loss carryforward periods. Book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002 upon the Company's adoption of SFAS 142; however, WRC will continue to amortize these assets for tax purposes. As a result, WRC will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of WRC's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record an additional $175 to increase deferred tax liabilities during the remaining three months of 2004.

10.  OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the WRC's intangible assets other than goodwill and indefinite lived intangible assets are as follows:

                                      -------------------------------------------    -----------------------------------------------
                                                  December 31, 2003                              September 30, 2004
                                      -------------------------------------------    -----------------------------------------------
                                                       Accumulated                                       Accumulated
                      Useful Lives        Gross       Amortization         Net           Gross          Amortization          Net
                      ------------    ------------    --------------  -----------    --------------     --------------   -----------

Customer Lists        6-15 yrs         $    318        $   (161)      $    157           $    318          $   (193)     $    125
Copyrights            10-20 yrs          19,936          (4,901)        15,035             19,936            (5,788)       14,148
Software              3 yrs               6,420          (5,707)           713              6,420            (6,420)            -
                                       --------        --------       --------           --------          --------      --------
                Total:                 $ 26,674        $(10,769)      $ 15,905           $ 26,674          $(12,401)     $ 14,273
                                       ========        ========       ========           ========          ========      ========

Included in other intangible assets, are trademarks and copyrights not subject to amortization, for which the total carrying amount was $15,675 as of December 31, 2003 and September 30, 2004 (See note 9).

Amortization of intangibles for the three-months ended September 30, 2003 and 2004 was $802 and $309, respectively. Amortization of intangibles for the nine-months ended September 30, 2003 and 2004 was $2,563 and $1,632, respectively. Amortization is included in amortization of intangible assets on the condensed consolidated statement of operations. The estimated amortization expense for intangible assets still subject to amortization for the next five years is as follows:

Remaining three months ended of 2004.....................................$  311
2005..................................................................... 1,225
2006..................................................................... 1,184
2007..................................................................... 1,181
2008..................................................................... 1,144
2009..................................................................... 1,123
Thereafter............................................................... 8,105

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

12.  RELATED PARTY TRANSACTIONS

In connection with the acquisition of Weekly Reader, the Company entered into a management agreement with the principal shareholder of WRC Media Inc. In accordance with the management agreement, the shareholder provides Weekly Reader management consulting and financial advisory services. As a result, the Company is obligated to pay to the shareholder annual aggregate management fees for services totaling $800, which are payable quarterly. At September 30, 2004, other accrued liabilities include approximately $600 of accrued management fees.

In addition, the Company will reimburse the principal shareholder for reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services. During each of the three- and nine-month periods ended September 30, 2003 and 2004, the Company recognized general and administrative expense of $200 and $600, respectively, for management fees.

13.  PENSION BENEFITS

The following table provides components of net periodic benefit cost for the Company's defined benefit pension plan for the three- and nine-months ended September 30, 2003 and 2004:

                                  Three-Months Ended September 30,     Nine-Months Ended September 30,
                                  ---------------------------------    -------------------------------
                                     2003            2004                  2003              2004
                                  --------        --------               --------          -------

Service cost                      $    229        $    225               $    687          $   675
Interest cost                          221             238                    663              714
Expected return on plan                                                                       (726)
assets                                (169)           (242)                  (507)
Amortization of net loss                74              42                    222              126
                                  --------        --------               --------          -------
Net periodic benefit cost         $    355        $    263               $  1,065          $   789
                                  ========        ========               ========          =======

14. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                Nine-Months Ended September 30,
                                                    ---------------------------- ---------------------------
                                                            2003                           2004
                                                          --------                      ---------
Cash paid during the period for interest                  $ 16,222                      $  15,809
Cash paid during the period for income taxes              $     39                      $      49

Non-cash financing activity:
Preferred stock dividends accrued                         $ 13,972                      $  16,188(1)

(1) During the nine-month period ended September 30, 2004, $16,188 of such preferred stock dividends have been recorded as interest expense in the statement of operations, resulting from the Company's adoption of SFAS 150 effective January 1, 2004.

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

In connection with the Initial Restatement, management had restated its financial statements for the three- and nine-months ended September 30, 2003 because it had incorrectly accounted for (i) revenue recognition for distributor sales; (ii) rent expense; and (iii) other items including an adjustment relating the amortization period for certain capitalized pre-publication costs.

Described below are the matters for which the Company had restated its condensed consolidated financial statements for the three- and nine-months ended September 30, 2003 in connection with the Initial Restatement.

    o Distributor Sales. Historically the Company recognized revenue under a distribution contract between its subsidiary, World Almanac Education Group, and a distributor at the time that the Company shipped its products to the distributor rather than at the time those products were resold by the distributor. The Company also recorded distribution fees under this contract as operating costs and expenses, based on its understanding of the distribution contract. The Company has determined to recognize revenue only at the time the distributor ships these products to its customer. The Company has restated its financial statements which decreased its net loss by $61 and $319, respectively for the three- and nine-months ended September 30, 2003.

    o Rent. The Company has two leases that have "free rent" incentives at the commencement of the leases and also contain rent escalation clauses (which clauses provide for rent increases over time) for which it was required under GAAP to record the average rent expense ratably over the lease term. In its historical 2001 financial statements, however, the Company recorded the rent expense from these leases as it was paid. In its historical 2002 financial statements, the Company began correctly recording the average rent expense for these leases, but it calculated the average rent using the remainder of the lease term instead of the entire lease term. The Company has restated its financial statements to correct these errors, which had the net effect of decreasing its net loss by $194 and $546, respectively for the three- and nine-months ended September 30, 2003.

    o Other. The Company also made an adjustment relating to the amortization period for certain capitalized pre-publication costs which had the effect of increasing net loss by $93 and $303 for the three- and nine-months ended September 30, 2003.

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

Described below are the matters for which the Company has restated its condensed consolidated financial statements for the three- and nine-months ended September 30, 2003 in connection with the Further Restatement.

    o Weekly Reader Intangible Assets. In connection with the reaudit of the Company's 2001 consolidated financial statements, the Company reconsidered the assumptions used to determine the estimated fair value and economic lives of the intangible assets acquired in connection with the 1999 acquisition and recapitalization of Weekly Reader by its Parent (the "1999 Intangible Assets"). The Company has determined that the original basis for estimating the fair value and economic lives of the intangible assets was a valuation report that the former owners of Weekly Reader had provided to the Parent at the time of the 1999 acquisition. Accordingly, in 2004, the Parent engaged a valuation consulting firm to assist management in assessing the fair values and economic lives of the 1999 Intangible Assets as of the acquisition date. As a result, certain economic lives of the 1999 Intangible Assets have been revised. Accordingly, the Company has restated its financial statements to correctly state the estimated economic lives of the 1999 Intangible Assets acquired as of November 17, 1999. Other intangible assets include copyrights, customer lists and trademarks. Copyrights estimated useful life was amended from 10 years to approximately 20 years; Customer lists estimated useful life decreased from 10 years to approximately 8.5 years and Trademarks estimated useful life decreased from 40 years to approximately 39 years. The Company has restated its financial statements to correct the amortization expense for these intangible assets which had the effect of decreasing amortization expense of intangible assets for the three- and nine-months ended September 30, 2003 by $259 and $778, respectively.

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

    o Weekly Reader Goodwill Reduction. The Company recorded certain reserves for a planned restructuring in connection with its acquisition by WRC Media in 1999. In connection with the reaudit of its 2001 consolidated financial statements the Company determined that it had incorrectly recorded reserves of $602 related to estimated liabilities it believed it had assumed at the date of such acquisition. The Company concluded that the acquisition reserves associated with these liabilities should have been reversed in 1999. The estimated liabilities were associated with the excess reserves for severance, primarily attributable to employees hired subsequent to the acquisition date. The Company has restated its financial statements to correct for these errors. The net effect of such adjustments was to increase net loss for the three- and nine-month period ended September, 2003 by $6 and $18, respectively.

    o Deferred Tax Liabilities. The Company recognized non-cash deferred income tax expense and a deferred tax liability on January 1, 2002 in connection with its adoption of SFAS 142. The deferred tax liability relates to the excess of tax over book amortization of tax-deductible goodwill and trademarks since the timing of the reversal of this liability is indefinite, unless the related assets are sold or an impairment of the assets is recorded, and can no longer be offset by the Company's net operating loss carryforwards, which expire within a statutory period. The non-cash income tax expense recorded during the three- and nine-months ended September 30, 2003 increased by $15 from $168 to $183 and by $45 from $392 to $437, respectively. These restatements are principally due to the reversal of the impairment charges and the revision of the economic lives of the 1999 Intangible Assets discussed above.

    o 15% Senior Preferred Stock due 2011. In 1999, the Company issued 3,000,000 shares of 15% Senior Preferred Stock due in 2011. The 15% Senior Preferred Stock accrues dividends at a rate of 15% per annum. The Certificate of Designation provides that the 15% Senior Preferred Stock was subject to a default or penalty dividend of 0.5% in the event of certain registration defaults. A penalty dividend was applicable from mid-August of 2000 through November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with that conclusion. The Company had not previously recorded this penalty dividend. The recording of the penalty dividends (and required compounding in subsequent periods) resulted in the Company increasing accrued dividends on 15% Senior Preferred Stock by $33 and $94 during the three- and nine-months ended September 30, 2003, respectively.

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

                                                       Three-Months Ended September 30, 2003
                                             ----------------------------------------------------------

                                               As Previously
                                                Reported in
                                             November 14, 2003        Restatement
                                                Form 10-Q             Adjustments          As Restated
                                             -----------------        -----------         -------------

Revenue, net                                     $ 44,205             $    65             $    44,270

Cost of goods sold                                 10,328                  23                  10,351
                                                 --------             -------             -----------

     Gross profit                                  33,877                  42                  33,919
                                                 --------             -------             -----------

Costs and expenses:
     Sales and marketing                            7,199                                       7,199
     Distribution, circulation and fulfillment      3,697                                       3,697
     Editorial                                      2,266                                       2,266
     General and administrative                     4,997                (335)                  4,662
     Restructuring costs                             (647)                                       (647)
     Depreciation                                     420                   6                     426
     Amortization of intangible assets              2,612                (166)                  2,446
                                                 --------             -------             -----------

     Total operating costs and expenses            20,544                (495)                 20,049
                                                 --------             -------             -----------

     Income from operations                        13,333                 537                  13,870

Interest expense, including amortization
   of deferred financing costs                     (7,148)                                     (7,148)
Other expense, net                                      6                (200)                   (194)
                                                 --------             -------             -----------

     Income before income tax provision             6,191                 337                   6,528

Income tax provision                                  168                  15                     183
                                                 --------             -------             -----------

     Net income                                  $  6,023             $   322             $    6,345
                                                 ========             =======             ==========

                                                            Nine-Months Ended September 30, 2003
                                                           --------------------------------------
                                                       As Previously
                                                       Reported in
                                                     November 14, 2003     Restatement
                                                        Form 10-Q          Adjustments            As Restated
                                                     ---------------     ---------------       ---------------

Revenue, net                                         $       108,259     $           541       $       108,800
Cost of goods sold                                            26,521                 177                26,698
                                                     ---------------     ---------------       ---------------
     Gross profit                                             81,738                 364                82,102
                                                     ---------------     ---------------       ---------------
Costs and expenses:
     Sales and marketing                                      19,131                                    19,131
     Distribution, circulation and fulfillment                10,112                                    10,112
     Editorial                                                 7,410                                     7,410
     General and administrative                               13,878                (737)               13,141
     Restructuring costs                                        (521)                                     (521)
     Depreciation                                              1,287                  18                 1,305
     Amortization of intangible assets                         7,178                (475)                6,703
                                                     ---------------     ---------------       ---------------
     Total operating costs and expenses                       58,475              (1,194)               57,281
                                                     ---------------     ---------------       ---------------
     Income from operations                                   23,263               1,558                24,821
Interest expense, including amortization
   of deferred financing costs                               (20,881)                                  (20,881)
Other expense, net                                              (202)               (300)                 (502)
                                                     ---------------     ---------------       ---------------
     Income before income tax provision                        2,180               1,258                 3,438
Income tax provision                                             392                  45                   437
                                                     ---------------     ---------------       ---------------
     Net income                                      $         1,788     $         1,213       $         3,001
                                                     ===============     ===============       ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operation set forth in this Item 2 has been revised to reflect the restatement of the Company's condensed consolidated financial statements for the three- and nine-months ended September 30, 2003. For a discussion of the restatement adjustments, see "Item 1. Consolidated Financial Statements -WRC Media Inc. and Subsidiaries--Note 17. Restatement" and "Item 1. Consolidated Financial Statements - Weekly Reader Corporation and Subsidiaries - Note 15. Restatement."

The following discussion is intended to assist in understanding the financial condition, as of September 30, 2004, of WRC Media Inc. ("WRC Media") and its subsidiaries, and Weekly Reader Corporation and its subsidiaries, and their results of operations for the three- and nine-months ended September 30, 2003 and 2004. You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements of WRC Media and its subsidiaries and Weekly Reader Corporation and its subsidiaries ("Weekly Reader") attached to this discussion and analysis. Unless the context otherwise requires, the terms "we," "our," and "us" refer to WRC Media and its subsidiaries and their predecessor companies. This discussion and analysis contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including the Company's ability to continue to produce successful supplemental education material and software products; reductions in state and local funding for educational spending materials resulting, among other things, from increasing state budget deficits; uncertainty in the current operating environment which makes it difficult to forecast future results; and other risks and factors identified in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

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

The education market has been impacted by the overall U.S. economy. The economy, which has been sluggish since early 2002, has significantly impacted state budgets in recent years. In addition, the No Child Left Behind Act ("NCLB"), which was passed in 2002, has resulted in an increase in federal funding; but most of this increased funding has been offset by reduced state and local education funding. In addition, the new guidelines to qualify for federal funding under NCLB have contributed to delayed purchase decisions. Under these new guidelines:

    o    More federal funds will now flow through states;
    o There is a change in the mix for formula-based grants and competitive grants which will require school districts to change the way they seek and receive funding from states;
    o The federal government has given states guidelines for distributing funds and in turn, each state is defining the rules to satisfy these guidelines;
    o The federal government's new requirements, like the need for professionals with a minimum two-year degree and the emphasis on scientifically based programs, caused some confusion at the school level in 2002 and 2003; and
    o All these changes have caused delays in the movement of funds from the federal and state sources to the school district level

As a result, conditions remain challenging for the education marketplace in terms of both funding and spending. However, coinciding with the 2004-2005 school year, the operating environment has shown signs of a recovery in the third quarter of 2004. State budgets are improving as school districts gain a better understanding of the requirements for funding under the "No Child Left Behind Act". Federal funds associated with the "No Child Left Behind Act" are now being disbursed and flowing to school districts. Nevertheless, the markets for library publishers and for electronic curriculum remain under pressure.

WRC Media's business strategy is to drive growth by leveraging our new product offerings in 2004 with investments in sales and marketing programs to drive expansion into our core markets, while expanding into new distribution channels.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2004 -- WRC MEDIA INC. AND SUBSIDIARIES

The results of operations of WRC Media and its subsidiaries encompass the operations of Weekly Reader and its subsidiaries (including AGS and World Almanac), CompassLearning, and ChildU, Inc. ("ChildU"). The results of operations of WRC Media and its subsidiaries should be read together with the separate discussion of the results of operations of Weekly Reader.

In analyzing WRC Media's results for the three-months ended September 30, 2003 and 2004, the seasonal nature of WRC Media's business should be considered. As a result of seasonality, approximately 20% of WRC Media's publication and related service revenues usually occur in its first quarter, 20% in its second quarter, and 60% in the third and fourth quarters combined. However, unlike this revenue stream, many of WRC Media's expenses are incurred evenly throughout the year.

WRC Media analyzes its revenues, expenses and operating results on a percentage of net revenue basis. The following table sets forth, for the periods indicated, consolidated statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net revenue.

                                                                    Three months ended September 30,
                                                                   2003                          2004
                                                       --------------------------     -----------------------------
                                                       Amount    % of Net Revenue     Amount       % of Net Revenue
                                                      ---------  ----------------     ------       ----------------
                                                                           (Dollars in millions)

Revenue, net                                          $    55.4      100.0%           $ 61.0          100.0%
Cost of goods sold                                         14.8       26.7%             16.1           26.4%
                                                      ---------      -----            ------          -----
Gross profit                                               40.6       73.3%             44.9           73.6%
Costs and expenses:
     Sales and marketing                                   11.7       21.1%             14.4           23.6%
     Research and development                               0.6        1.1%              0.1            0.2%
     Distribution, circulation and fulfillment              3.7        6.7%              3.6            5.9%
     Editorial                                              2.3        4.2%              2.9            4.8%
     General and administrative                             5.8       10.5%              7.6           12.5%
     Restructuring costs and other                         (0.6)      (1.1%)             0.3            0.5%
     non-recurring expenses
     Depreciation                                           0.6        1.1%              0.5            0.8%
     Amortization of intangible assets                      4.5        8.1%              4.0            6.6%
                                                      ---------      -----            ------          -----
     Total costs and expenses                              28.6       51.6%             33.4           54.8%
                                                      ---------      -----            ------          -----
Income from operations                                     12.0       21.7%             11.5           18.9%
                                                      ---------      -----            ------          -----
Interest expense, including amortization
   of deferred financing costs                             (7.5)     (13.5%)           (13.7)         (22.5%)
Other expense, net                                         (0.2)      (0.4%)            (0.3)          (0.5%)
                                                      ---------      -----            ------          -----
Income (loss) before income tax provision                   4.3        7.8%             (2.5)          (4.1%)
Income tax provision                                        0.8        1.4%              0.8            1.3%
                                                      ---------      -----            ------          -----

Net income (loss)                                     $     3.5        6.3%           $ (3.3)          (5.4%)
                                                      =========      =====            ======          ======

     Adjusted EBITDA (a)                              $    16.7       30.1%           $ 16.8           27.5%
                                                      =========      =====            ======          ======

(a) Adjusted EBITDA represents income (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including adjustments to restructuring expenses of ($0.6) million for the three-months ended September 30, 2003 and restructuring costs of $0.3 million for the three-months ended September 30, 2004. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Three-Months Ended September 30, 2004 Compared to Three-Months Ended September 30, 2003

Revenue, net. For the three-months ended September 30, 2004, net revenue increased $5.6 million, or 10.1%, to $61.0 million from $55.4 million for the same period in 2003. This increase was primarily due to a increase in net revenue at Weekly Reader of $3.3 million, or 7.4% to $47.6 million from $44.3 million for the same period in 2003 and a increase in net revenue at CompassLearning/ChildU of $2.3 million, or 20.7% to $13.4 million from $11.1 million for the same period in 2003.

The increase in net revenue at Weekly Reader was due to (1) an increase in net revenue at AGS of $4.2 million or 20.3% to $24.9 million from $20.7 million for the same period in 2003 as Assessment and Curriculum revenue increased by $2.4 million and $1.8 million, respectively, over the same period in 2003 driven by new product releases and (2) an increase in net revenue at Weekly Reader, excluding World Almanac and AGS, of $1.2 million, or 9.8%, to $13.4 million from $12.2 million for the same period in 2003. These increases at AGS and Weekly Reader were partially offset by (3) a decrease in net revenue at World Almanac of $2.1 million or 18.4% to $9.3 million from $11.4 million for the same period in 2003. The revenue increase at CompassLearning/ChildU was primarily due to an increase in educational software revenue of $2.1 million over the same period in 2003, which was primarily attributable to the market acceptance of our new web-enabled product line.

Gross profit. For the three-months ended September 30, 2004, gross profit increased by $4.3 million or 10.6%, to $44.9 million from $40.6 million from the same period in 2003. Gross profit at Weekly Reader increased $2.9 million or 8.6% to $36.8 million from $33.9 million from the same period in 2003 primarily as a result of (1) an increase in gross profit at AGS of $3.4 million over the same period in 2003 driven by the AGS volume increase described above and (2) an increase in gross profit at Weekly Reader, excluding AGS and World Almanac, of $1.0 million from the same period in 2003 driven by the volume increase described above. These increases at AGS and Weekly Reader were partially offset by (3) a decrease in gross profit at World Almanac of $1.5 million from the same period in 2003 due to the volume decrease described above. At CompassLearning/ChildU gross profit increased $1.4 million from the same period in 2003 driven by the volume increase described above. WRC Media's gross margin of 73.6% was essentially unchanged from the 73.3% for the same period in 2003.

Costs and expenses. For the three-months ended September 30, 2004, operating costs and expenses increased by $4.8 million, or 16.8%, to $33.4 million from $28.6 million from the same period in 2003. Costs and expenses as a percentage of net revenue increased to 54.8% from 51.6% from the same period in 2003. This increase was primarily the result of: (i) higher sales and marketing expenses of $2.7 million or 23.1% primarily due to an increase of $1.6 million at AGS resulting from increases in sales commissions attributable to the increase in revenue, increases in the number of sales representatives, and increases in the distribution of complimentary new product samples to prospective customers over the same period in 2003 and an increase of $0.8 million at Weekly Reader, excluding AGS and World Almanac, in new customer acquisition charges; (ii) $1.8 million or 31.0% increase in general and administrative expenses due to increases in legal, audit, tax and consulting professional fees of $0.9 million primarily related to the previously disclosed SEC inquiry and the re-audit of our 2001 financial statements and a $0.7 million increase in employment related costs at AGS and at CompassLearning/ChildU, as a result of an increase in performance bonuses ; (iii) restructuring cost adjustments in the third quarter of 2003 and 2004 of ($0.6) and $0.3 million, respectively, to the restructuring reserve, established in 2002, due to changes in sublease income assumptions;
(iv) higher editorial costs of $0.6 million, or 26.1%, due to development costs related to sales contracts and the impairment of capitalized pre-publication costs at AGS and an increase in periodical and skills editorial production expenses at Weekly Reader, excluding AGS and World Almanac. These higher expenses were partially offset by (v) lower amortization of intangible assets of $0.5 million primarily at AGS resulting from copyrights related to the Lindy Enterprises, Inc. acquisition in May 2001 which were fully amortized as of May 2004.

Interest expense, including amortization of deferred financing costs. For the three-months ended September 30, 2004, interest expense, including amortization of deferred financing costs, increased by $6.2 million, or 82.7%, to $13.7 million from $7.5 million for the same period in 2003 as the adoption of SFAS 150 requires dividends on the 15% Senior Preferred Stock to be recorded as interest expense in the condensed consolidated statement of operations for all periods starting January 1, 2004. The dividends on the 15% Senior Preferred Stock for the three-months ended September 30, 2004 increased interest expense by $5.6 million. Interest expense on long term-debt increased by $0.6 million primarily due to higher interest rates in 2004 as opposed to 2003. Interest expense as a percentage of net revenue increased to 22.5% from 13.5% for the same period in 2003.

Adjusted EBITDA. For the three-months ended September 30, 2004, Adjusted EBITDA increased $0.1 million, or 0.6%, to $16.8 million from $16.7 million for the same period in 2003. This increase was primarily attributable to the factors described above. Adjusted EBITDA represents income (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring reserve reductions of $0.6 million for the three-months ended September 30, 2003 and restructuring costs of $0.3 million for the three-months ended September 30, 2004. Adjusted EBITDA is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to Net income (loss) is as follows:

                                                                 Three months ended September 30,
Adjusted EBITDA reconciliation to Net income (loss)                    2003               2004
                                                                 ----------------     ------------
                                                                       (Dollars in millions)

   Net income (loss)                                                       $   3.5     $  (3.3)
   Depreciation and amortization of intangibles (a)                            5.5         5.2
   Income taxes                                                                0.8         0.8
   Interest expense                                                            7.5        13.7
   Restructuring costs                                                        (0.6)        0.3
   Non-recurring expenses                                                        -           -
                                                                           -------     -------
Adjusted EBITDA                                                            $  16.7     $  16.8
                                                                           =======     =======

(a) Amount includes amortizatin of capitalized software costs of $0.5 and $0.7 for 2003 and 2004, respectively which are included in cost of goods sold in the condensed consolidated statements of operations.

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2004 -- WRC MEDIA INC. AND SUBSIDIARIES - SEGMENTS

WEEKLY READER

                                      Three months ended September 30,
                                         2003                2004
                                       --------           ---------
                                            (Dollars in millions)

   Revenue, net                        $ 12.2             $   13.4
   Income from operations                 2.4                  2.4
   Percentage of net revenue             19.7%                17.9%



Revenue, net. For the three-months ended September 30, 2004, net revenue at the Weekly Reader segment increased by $1.2 million, or 9.8%, to $13.4 million from $12.2 million for the same period in 2003 as a result of higher Skill Books revenue of $1.0 million from election book sales. The election books are published every four years in connection with the presidential election cycle. Periodical revenue increased $0.6 million from the same period in 2003. These gains were partially offset by a decrease in revenue of $0.4 million at Lifetime Learning Systems, Inc., a subsidiary of Weekly Reader as a result of fewer shipments of custom publishing projects.

Income from operations. For the three months-ended September 30, 2004, segment income from operations was unchanged from the same period in 2003. Gross profit increased by $1.0 million as a result of the volume increase described above. This increase in gross profit was offset by an increase in operating expenses of $0.9 million primarily due to an increase in sales and marketing costs of $0.8 million from the same period in 2003 due to an increase in new customer acquisition charges.

WORLD ALMANAC

                                   Three months ended September 30,
                                        2003            2004
                                   -------------   ----------------
                                        (Dollars in millions)

Revenue, net                       $  11.4         $    9.3
Income from operations                 1.8              0.1
Percentage of net revenue             15.8%             1.1%


Revenue, net. For the three-months ended September 30, 2004, net revenue at the World Almanac segment decreased by $2.1 million or 18.4% to $9.3 million from $11.4 million for the same period in 2003. This decrease was due to lower net revenue of $0.8 million at World Almanac Books ("WA Books") primarily due to the timing of the initial shipment of the 2005 edition of the World Almanac for Kids. Net revenues also decreased $0.6 million at World Almanac Education Library Services ("WAE Library Services") primarily as a result lower catalog sales partially offset by increased telemarketing sales. In addition, net revenues decreased $0.6 million at Gareth Stevens primarily due to the timing of telemarketing sales.


Income from operations. For the three months-ended September 30, 2004, segment income from operations decreased by $1.7 million or 94.4% to $0.1 million from $1.8 million for the same period in 2003. Gross profit decreased $1.5 million from the same period in 2003 as a result of the volume decreases mentioned above. Sales and Marketing expenses increased $0.1 million from the same period in 2003 due to an increase in trade show spending.

AGS


                                      Three months ended September 30,
                                       2003                   2004
                                     -----------         -------------
                                         (Dollars in millions)

   Revenue, net                      $   20.7            $   24.9
   Income from operations                 8.8                10.0
   Percentage of net revenue             42.5%               40.2%


Revenue, net. For the three-months ended September 30, 2004, net revenue at the AGS segment increased by $4.2 million or 20.3% to $24.9 million from $20.7 million for the same period in 2003. AGS net assessment revenue increased by $2.4 million from the same period in 2003 as a result of the continued acceptance of new product releases and net curriculum revenue increased by $1.8 million over the same period last year driven by sales of revised textbooks.

Income from operations. For the three-months ended September 30, 2004, segment income from operations increased by $1.2 million or 13.6% to $10.0 million from $8.8 million for the same period in 2003 as gross profit increased by $3.4 million as a result of the volume increases described above. The increase in gross profit was partially offset by increases in sales and marketing expense of $1.6 million and general and administrative expense of $0.4 million over the same period in 2003. The increase in sales and marketing expense resulted from increases in sales commissions attributable to the increase in revenue, increases in the number of sales representatives, and increases in the distribution of complimentary new product samples to prospective customers over the same period in 2003. The increase in general and administrative expense was due to increases in employment related costs of $0.4 million.

COMPASSLEARNING/CHILDU
                                            Three months ended September 30,
                                               2003                 2004
                                            --------------------------------
                                                  (Dollars in millions)

   Revenue, net                            $  11.1             $  13.4
   Income (loss) from operations              (0.9)                  -
   Percentage of net revenue                  (8.1%)               0.0%

Revenue, net. For the three-months ended September 30, 2004, net revenue at the CompassLearning/ChildU segment increased by $2.3 million or 20.7% to $13.4 million from $11.1 million for the same period in 2003. The increase was primarily due to a increase in software revenue of $2.1 million from the same period in 2003 primarily attributable to the market acceptance of the web-enabled product line, which was introduced in 2003. Hardware and professional development revenues increased $0.5 million over the same period in 2003. These revenue increases were partially offset by a decrease in technical support revenue of $0.3 million for the same period in 2003.


Income (loss) from operations. For the three-months ended September 30, 2004, segment income (loss) from operations increased by $0.9 million or 100.0% to breakeven from a loss of $0.9 million for the same period in 2003 as gross profit increased by $1.4 million as a result of the volume increase described above. The increase in gross profit was partially offset by an increase in general and administrative expense of $0.3 million over the same period in 2003 due to an increase in compensation expense for benefits and bonuses and an increase in restructuring costs of $0.3 million based on updated sub-lease assumptions in the third quarter of 2004.



CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2004 -- WRC MEDIA INC. AND SUBSIDIARIES


WRC Media analyzes its revenues, expenses and operating results on a percentage of net revenue basis. The following table sets forth, for the periods indicated, consolidated statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net revenue.

                                                                  Nine months ended September 30,
                                                                   2003                      2004
                                                               ------------              ------------
                                                      Amount    % of Net Revenue   Amount  % of Net Revenue
                                                     --------   ----------------   ------  ----------------
                                                                     (Dollars in millions)
Revenue, net                                           $  146.6       100.0%     $  149.6       100.0%
Cost of goods sold                                         41.2        28.1%         42.9        28.7%
                                                       --------       -----      --------       -----
Gross profit                                              105.4        71.9%        106.7        71.3%
Costs and expenses:
     Sales and marketing                                   33.5        22.9%         37.1        24.8%
     Research and development                               1.5         1.0%          1.8         1.2%
     Distribution, circulation and fulfillment             10.1         6.9%          9.9         6.6%
     Editorial                                              7.4         5.0%          8.3         5.5%
     General and administrative                            16.8        11.5%         22.1        14.8%
     Restructuring costs and other non-recurring
     expenses                                               0.9         0.6%          1.0         0.7%
     Depreciation                                           1.8         1.2%          1.4         0.9%
     Amortization of intangible assets                     13.2         9.0%         12.3         8.2%
                                                       --------       -----      --------       -----
     Total costs and expenses                              85.2        58.1%         93.9        62.8%
                                                       --------       -----      --------       -----

Income from operations                                     20.2        13.8%         12.8         8.6%
                                                       --------       -----      --------       -----
Interest expense, including amortization
   of deferred financing costs                            (21.8)      (14.9%)       (41.7)      (27.9%)
Other expense, net                                         (1.2)       (0.8%)        (0.8)       (0.5%)
                                                       --------       -----      --------       -----
Loss before income tax provision                           (2.8)       (1.9%)       (29.7)      (19.9%)
Income tax provision                                        2.3         1.6%          2.4         1.6%
                                                       --------       -----      --------       -----

Net loss                                               $   (5.1)       (3.5%)    $  (32.1)      (21.5%)
                                                       ========       =====      ========       =====

     Adjusted EBITDA (a)                               $   36.8        25.1%     $   28.6        19.1%
                                                       ========       =====      ========       =====


(a) Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $0.7 million and non-recurring costs of $0.2 million for the nine-months ended September 30, 2003 and restructuring costs of $1.0 million for the nine-months ended September 30, 2004. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Nine-Months Ended September 30, 2004 Compared to Nine-Months Ended September 30, 2003


Revenue, net. For the nine-months ended September 30, 2004, net revenue increased $3.0 million, or 2.0%, to $149.6 million from $146.6 million for the same period in 2003. This increase was primarily due to an increase in net revenue at Weekly Reader of $5.7 million or 5.2%, to $114.5 million from $108.8 million for the same period in 2003. This increase was partially offset by a decrease in net revenue at CompassLearning/ChildU of $2.7 million, or 7.1% to $35.1 million from $37.8 million for the same period in 2003.


The increase in net revenue at Weekly Reader was primarily due to (1) an increase in net revenue at AGS of $9.4 million or 20.5% to $55.2 million from $45.8 million from the same period in 2003 as Assessment and Curriculum revenue increased by $6.7 million and $2.7 million, respectively, over the same period in 2003 driven by new product releases. The increase at AGS was partially offset by (2) a decrease in net revenue at World Almanac of $3.0 million or 8.6% to $31.7 million from $34.7 million from the same period in 2003; (3) a decrease in net revenue at

Weekly Reader, excluding World Almanac and AGS, of $0.7 million, or 2.5%, to $27.6 million from $28.3 million from the same period in 2003.


The revenue decrease at CompassLearning/ChildU was primarily due to a decrease in educational software revenue of $3.4 million and a decrease in technical support revenue of $0.8 million from the same period in 2003 partially offset by an increase in service revenue from professional development of $1.2 million from the same period in 2003. The software decline was primarily attributable to delayed purchasing decisions resulting from the weak education funding environment. Even though we have seen an increase in new sales for the third quarter of 2004, the K-12 funding environment continues to be impacted by state budget deficits, which have been causing reductions in state and local educational spending, including spending for teachers, training and supplemental educational materials. While we believe WRC Media will benefit from the provisions in the Federal No Child Left Behind Act (the "NCLB Act"), most of the increase in Federal educational funding for the 2003-2004 school year was offset by lower state and local education funding for the same period. These cuts and delayed purchases have negatively affected our top-line net revenue and may continue to affect our top-line performance at least through the remainder of 2004. The uncertainty in the current operating environment makes it difficult to forecast future results.


Gross profit. For the nine-months ended September 30, 2004, gross profit increased by $1.3 million or 1.2%, to $106.7 million from $105.4 million from the same period in 2003. Gross profit at Weekly Reader increased $4.5 million or 5.5% to $86.6 million from $82.1 million from the same period in 2003 primarily as a result of (1) an increase in gross profit at AGS of $7.1 million from the same period in 2003 driven by the volume increase described above. The increase at AGS was partially offset by (2) a decrease in gross profit at Weekly Reader, excluding AGS and World Almanac of $0.1 million, from the same period in 2003 driven by the volume decrease described above; (3) a decrease in gross profit at World Almanac of $2.5 million from the same period in 2003 due to the volume decrease described above, a write off of inventory at WA Books in the first quarter of 2004 and the impact of a discount offer at WAE Library Services that was not in effect during the same period in 2003.


The increase in gross profit at Weekly Reader was partially offset by a decrease in gross profit of $3.2 million at CompassLearning/ChildU from the same period in 2003 resulting from fixed costs of sales components applied to a lower revenue base and a low margin services sale to a major school district in the first quarter of 2004. WRC Media's gross profit as a percentage of revenue decreased slightly to 71.3% from 71.9% from the same period in 2003 due to the factors discussed above.


Costs and expenses. For the nine-months ended September 30, 2004, operating costs and expenses increased by $8.7 million, or 10.2%, to $93.9 million from $85.2 million from the same period in 2003. Costs and expenses as a percentage of net revenue increased to 62.8% from 58.1% from the same period in 2003. This increase was primarily the result of: (i) $5.3 million or 31.5% increase in general and administrative expenses due to increases in legal, audit, tax and consulting professional fees of $3.4 million primarily related to the previously disclosed SEC inquiry and the re-audit of our 2001 financial statements, employment related costs of $0.6 million at AGS and a reversal of accruals for an excess property tax assessment and building repairs in the second quarter of 2003 of $0.2 million; (ii) higher sales and marketing expenses of $3.6 million or 10.7% primarily attributable to AGS of $2.6 million resulting from increases in sales commissions attributable to the increase in revenue, increases in the number of sales representatives, and increases in the distribution of complimentary new product samples to prospective customers over the same period in 2003. There was also an increase in sales and marketing costs of $1.2 million at Weekly Reader, excluding AGS and World Almanac, primarily due to an increase in new customer acquisition charges; (iii) higher editorial costs of $0.9 million or 12.2% due to development costs related to sales contracts, testing expenditures associated with a high stakes test developed for a major school district and the impairment of capitalized pre-publication costs at AGS and an increase in periodical and skills editorial production expenses at Weekly Reader, excluding AGS and World Almanac. These higher expenses were partially offset by (iv) lower amortization of intangible assets of $0.9 million or 6.8% for the same period in 2003. This was caused by a decrease of $0.3 million at AGS resulting from copyrights related to the Lindy Enterprises, Inc. acquisition in May 2001 becoming fully amortized as of May 2004 and a decrease at CompassLearning/ChildU of $0.4 million as certain intangible assets became fully amortized during 2003.

Interest expense, including amortization of deferred financing costs. For the nine-months ended September 30, 2004, interest expense, including amortization of deferred financing costs, increased by $19.8 million, or 90.8%, to $41.6 million from $21.8 million for the same period in 2003 as the adoption of SFAS 150 requires dividends on the 15% Senior Preferred Stock to be recorded as interest expense in the statement of operations for all periods starting January 1, 2004. The dividends on the 15% Senior Preferred Stock for the nine-months ended September 30, 2004 increased interest expense by $16.2 million. In addition, deferred financing fees of $1.9 million attributable to the First-Lien Credit Facility that was refinanced in part by the Second-Lien Credit Facility, which closed on March 29, 2004 were written off in the first quarter of 2004. Interest expense on long term-debt increased by $1.4 million primarily due to higher interest rates in 2004 as opposed to 2003. Interest expense as a percentage of net revenue increased to 27.8% from 14.9% for the same period in 2003.


Adjusted EBITDA. For the nine-months ended September 30, 2004, Adjusted EBITDA decreased $8.2 million, or 22.3%, to $28.6 million from $36.8 million for the same period in 2003. This decrease was primarily attributable to the factors described above. Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs and other non-recurring expenses of $0.9 million for the nine-months ended September 30, 2003 and restructuring costs of $1.0 million for the nine-months ended September 30, 2004. Adjusted EBITDA is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to Net loss is as follows:

                                                                                Nine months ended September 30,
Adjusted EBITDA reconciliation to Net loss                                          2003              2004
                                                                                 ----------       ----------
                                                                                     (Dollars in millions)
   Net loss                                                                      $     (5.1)      $    (32.1)
   Depreciation and amortization of intangibles (a)                                    16.9             15.6
   Income taxes                                                                         2.3              2.4
   Interest expense                                                                    21.8             41.6
   Restructuring costs and other non-recurring expenses                                 0.9              1.0
                                                                                 ----------       ----------
Adjusted EBITDA                                                                  $     36.8       $     28.6
                                                                                 ==========       ==========

(a) Amount includes amortization of capitalized software costs of $2.0 and $1.9 for 2003 and 2004, respectively which are included in costs of goods sold in the condensed consolidated statemenet of operations.

RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2004 -- WRC MEDIA INC. AND SUBSIDIARIES - SEGMENTS

WEEKLY READER
                                      Nine months ended September 30,
                                           2003              2004
                                      --------------------------------
                                            (Dollars in millions)

   Revenue, net                         $     28.3      $    27.6
   Income from operations                      4.1            2.2
   Percentage of net revenue                  14.5%           8.0%

Revenue, net. For the nine-months ended September 30, 2004, net revenue at the Weekly Reader segment decreased by $0.7 million, or 2.5%, to $27.6 million from $28.3 million for the same period in 2003 as a result of lower licensing revenue of $0.9 million due to the absence of a spring book club offering on the QVC Shopping Network, and a decrease in revenue of $0.6 million at Lifetime Learning Systems, Inc., a subsidiary of Weekly Reader as a result of fewer shipments of custom publishing projects. These decreases were partially offset by higher Skill Books revenue of $0.9 million from election book sales. The election books are published every four years in connection with the presidential election cycle.


Income (loss) from operations. For the nine months-ended September 30, 2004, segment income from operations decreased by $1.9 million or 46.3% to $2.2 million from $4.1 million as gross profit decreased by $0.1 million as a result of the volume decreases described above, partially offset by a favorable sales mix. Sales and marketing costs increased by $1.2 million from the same period in 2003 primarily due to an increase in new customer acquisition charges. Editorial costs increased by $0.4 million from the same period in 2003 due to greater periodical and skills editorial production expenses. General and administrative expense increased by $0.2 million from the same period in 2003 primarily due to higher employee separation costs. These increases were partially offset by a decrease in distribution, circulation and fulfillment expenses of $0.3 million from the same period in 2003 as a result of the absence of a spring book club offering on the QVC Shopping Network.

WORLD ALMANAC
                                       Nine months ended September 30,
                                            2003             2004
                                      --------------  -----------------
                                         (Dollars in millions)

   Revenue, net                      $   34.7            $   31.7
   Income from operations                 4.9                2.4
   Percentage of net revenue             14.1%               7.6%

Revenue, net. For the nine-months ended September 30, 2004, net revenue at the World Almanac segment decreased by $3.0 million or 8.6% to $31.7 million from $34.7 million for the same period in 2003. This decrease was due to lower net revenue of $1.2 million at World Almanac Books from increased sales returns in the second quarter of 2004 and the timing of the initial shipment of the 2005 edition of the World Almanac for Kids, lower net revenue of $1.1 million at WAE Library Services as a result of lower catalog sales and lower net revenue at Funk and Wagnalls of $0.4 million due to attrition in its customer base.

Income from operations. For the nine-months-ended September 30, 2004, segment income from operations decreased by $2.5 million or 51.0% to $2.4 million from $4.9 million primarily due to a reduction in gross profit of $2.5 million as a result of the volume decrease described above, a write off of inventory at WA Books in the first quarter of 2004 and the impact of a discount offer at WAE Library Services that was not in effect during the same period in 2003. This decrease in gross margin was partially offset by a reduction in sales and marketing expense of $0.1 million from the same period in 2003 primarily due to a decrease in expenses on the promotion of The World Almanac and Books of Facts.

AGS
                                      Nine months ended September 30,
                                        2003                   2004
                                      -------------       ------------
                                          (Dollars in millions)

   Revenue, net                      $   45.8             $   55.2
   Income from operations                14.7                 17.4
   Percentage of net revenue             32.1%                31.5%

Revenue, net. For the nine-months ended September 30, 2004, net revenue at the AGS segment increased by $9.4 million or 20.5% to $55.2 million from $45.8 million for the same period in 2003. AGS Assessment net revenue increased by $6.7 million from the same period in 2003 as a result of the continued acceptance of new product releases and net curriculum revenue increased $2.7 million over the same period last year driven by sales of revised textbooks.

Income from operations. For the nine-months ended September 30, 2004, segment income from operations increased by $2.7 million or 18.4% to $17.4 million from $14.7 million for the same period in 2003 as gross profit increased by $7.1 million as a result of the volume increase described above. The increase in gross profit was partially offset by increases in sales and marketing expense of $2.6 million, general and administrative expense of $1.0 million and editorial expense of $0.5 million over the same period in 2003. The increase in sales and marketing expenses resulted from increases in sales commissions attributable to the increase in revenue, increases in the number of sales representatives, and increases in the distribution of complementary new product samples to prospective customers over the same period in 2003. The increase in general and administrative expense was due to increases in employment related costs of $0.6 million and a reversal of accruals for an excess property tax assessment and building repairs in the second quarter of 2003 of $0.2 million. The increase in editorial expense was due to development costs related to sales contracts, testing expenditures associated with a high stakes test developed for a major school district in the first quarter of 2004 and the impairment of capitalized pre-publication costs in the third quarter.

COMPASSLEARNING/CHILDU
                                      Nine months ended September 30,
                                         2003                 2004
                                      -------------------------------
                                          (Dollars in millions)

   Revenue, net                         $    37.8        $  35.1
   Loss from operations                      (1.4)          (6.3)
   Percentage of net revenue                 (3.7%)        (17.9%)

Revenue, net. For the nine-months ended September 30, 2004, net revenue at the CompassLearning/ChildU segment decreased by $2.7 million or 7.1% to $35.1 million from $37.8 million for the same period in 2003. This decrease was primarily due to a decrease in software revenue of $3.4 million and a decrease in technical support revenue of $0.8 million from the same period in 2003 partially offset by an increase in service revenue from professional development of $1.2 million from the same period in 2003. The software decline was primarily attributable to delayed purchasing decisions resulting from the weak education funding environment. Even though we have seen an increase in new sales for the third quarter of 2004, the K-12 funding environment continues to be impacted by state budget deficits, which have been causing reductions in state and local educational spending, including spending for teachers, training and supplemental educational materials.


Loss from operations. For the nine months ended September 30, 2004, segment loss from operations increased by $4.9 million or 350.0% to $6.3 million from $1.4 million for the same period in 2003 as gross profit decreased by $3.2 million as a result of the volume decrease described above and as the fixed costs of sales components were applied to a lower software revenue base and also as a result of a low margin services sale to a major school district in the first quarter of 2004. In addition, general and administrative expense increased $1.7 million primarily due to professional fees incurred as a result of the previously disclosed SEC inquiry. These increases were partially offset by a decrease in amortization of intangible assets of $0.5 million due to certain intangible assets becoming fully amortized at the end of 2003.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2004 --WEEKLY READER CORPORATION AND SUBSIDIARIES


Weekly Reader analyzes its revenues, expenses and operating results on a percentage of net revenue basis. The following table sets forth, for the periods indicated, consolidated statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net revenue.

                                                           Three months ended September 30,
                                                              2003                         2004
                                                ----------------------------------------------------
                                                Amount  % of Net Revenue    Amount   % of Net Revenue
                                                ------  ----------------    ------   ----------------
                                                                  (Dollars in millions)

Revenue, net                                    $ 44.3          100.0%         47.6        100.0%
Cost of goods sold                                10.4           23.5%         10.8         22.7%
                                                ------          -----          ----        -----
Gross profit                                      33.9           76.5%         36.8         77.3%
Costs and expenses:
   Sales and marketing                             7.2           16.3%          9.5         20.1%
   Distribution, circulation and fulfillment       3.7            8.4%          3.6          7.6%
   Editorial                                       2.3            5.2%          2.9          6.1%
   General and administrative                      4.6           10.4%          6.0         12.6%
   Restructuring costs                            (0.6)          (1.4%)           -          0.0%
   Depreciation                                    0.4            0.9%          0.4          0.8%
   Amortization of intangible assets               2.4            5.4%          2.0          4.2%
                                                ------          -----          ----        -----
   Total costs and expenses                       20.0           45.1%         24.4         51.3%
                                                ------          -----          ----        -----
Income from operations                            13.9           31.4%         12.4         26.1%
Interest expense                                  (7.2)         (16.3%)       (13.2)       (27.7%)
Other expense, net                                (0.2)          (0.5%)        (0.2)        (0.4%)
                                                ------          -----          ----        -----
Income (loss) before income tax provision          6.5           14.7%         (1.0)        (2.1%)
Income tax provision                               0.2            0.5%          0.2          0.4%
                                                ------          -----          ----        -----
Net income (loss)                               $  6.3           14.2%         (1.2)        (2.5%)
                                                ======           ====          ====         ====
   Adjusted EBITDA(a)                           $ 15.9           35.9%         14.6         30.7%
                                                ======           ====          ====         ====

(a) Adjusted EBITDA represents income (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including adjustments to restructuring reserves of ($0.6) million for the three-months ended September 30, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Three-Months Ended September 30, 2004 Compared to Three-Months Ended September 30, 2003


Revenue, net. For the three-months ended September 30, 2004, net revenue increased $3.3 million, or 7.4%, to $44.3 million from $47.6 million for the same period in 2003. The increase in net revenue at Weekly Reader was due to (1) an increase in net revenue at AGS of $4.2 million or 20.3% to $24.9 million from $20.7 million for the same period in 2003 as assessment and curriculum revenue increased by $2.4 million and $1.8 million, respectively, over the same period in 2003 driven by new product releases and (2) an increase in net revenue at Weekly Reader, excluding World Almanac and AGS, of $1.2 million, or 9.8%, to $13.4 million from $12.2 million for the same period in 2003. These increases at AGS and Weekly Reader were partially offset by (3) a decrease in net revenue at World Almanac of $2.1 million or 18.4% to $9.3 million from $11.4 million for the same period in 2003.


Gross profit. For the three-months ended September 30, 2004, gross profit increased $2.9 million or 8.6% to $36.8 million from $33.9 million from the same period in 2003 primarily as a result of (1) an increase in gross profit at AGS of $3.4 million from the same period in 2003 driven by the AGS volume increase described and (2) an increase in gross profit at Weekly Reader, excluding AGS and World Almanac, of $1.0 million from the same period in 2003 driven by the volume increase described above. These increases at AGS and Weekly Reader were partially offset by (3) a decrease in gross profit at World Almanac of $1.5 million from the same period in 2003 due to the volume decrease described above. Weekly Reader gross profit as a percentage of revenue increased to 77.3% from 76.5% from the same period in 2003.


Costs and expenses. For the three-months ended September 30, 2004, operating costs and expenses increased by $4.4 million, or 22.0%, to $24.4 million from $20.0 million in the same period in 2003. Costs and expenses as a percentage of net revenue increased to 51.3% from 45.1% from the same period in 2003. This increase was primarily the result of: (i) higher sales and marketing expenses of $2.3 million or 31.9% primarily at AGS. $1.6 million of this increase resulted from increases in sales commissions attributable to the increase in revenue, increases in the number of sales representatives, and increases in the distribution of complimentary new product samples to prospective customers over the same period in 2003 and a $0.8 million increase in new customer acquisition charges at Weekly Reader, excluding AGS and World Almanac; (ii) $1.4 million or 30.4% increase in general and administrative expenses due to increases in legal, audit, tax and consulting professional fees of $0.7 million primarily related to the previously disclosed SEC inquiry and the re-audit of our 2001 financial statements and an increase in employment related costs at AGS of $0.4 million;
(iii) restructuring cost adjustment in the third quarter of 2003 of $0.6 million which reduced the restructuring reserve established in 2002, due to sublease income exceeding original assumptions; (iv) higher editorial costs of $0.6 million or 26.1% due to development costs related to sales contracts and the impairment of capitalized pre-publication costs at AGS and an increase in periodical and skills editorial production expenses at Weekly Reader, excluding AGS and World Almanac. These higher expenses were partially offset by (v) lower amortization of intangible assets of $0.4 million primarily at AGS resulting from copyrights related to the Lindy Enterprises, Inc. acquisition in May 2001 becoming fully amortized as of May 2004.

Interest expense. For the three-months ended September 30, 2004, interest expense, including amortization of deferred financing costs, increased by $6.0 million, or 83.3%, to $13.2 million from $7.2 million from the same period in 2003 as the adoption of SFAS 150 requires dividends on the 15% Senior Preferred Stock to be recorded as interest expense in the condensed consolidated statement of operations for all periods starting January 1, 2004. The dividends on the 15% Senior Preferred Stock for the three-months ended September 30, 2004 increased interest expense by $5.4 million. Interest expense on long term-debt increased by $0.6 million primarily due to higher interest rates in 2004 as opposed to 2003. Interest expense as a percentage of net revenue increased to 27.7% from 16.3% for the same period in 2003.


Adjusted EBITDA. For the three-months ended September 30, 2004, Adjusted EBITDA decreased $1.3 million, or 8.2%, to $14.6 million from $15.9 million for the same period in 2003. This decrease is primarily attributable to the factors described above. Adjusted EBITDA represents income (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring reserve reductions of $0.6 million for the three-months ended September 30, 2003. Adjusted EBITDA is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to Net income (loss) is as follows:

                                                                            Three months ended September 30,
Adjusted EBITDA reconciliation to Net income (loss)                              2003              2004
                                                                            -------------     --------------
                                                                                  (Dollars in millions)

   Net income (loss)                                                       $    6.3             $   (1.2)
   Depreciation and amortization of intangibles                                 2.9                  2.4
   Income taxes                                                                 0.2                  0.2
   Interest expense                                                             7.1                 13.2
   Restructuring costs                                                         (0.6)                (0.0)
                                                                           --------             --------
Adjusted EBITDA                                                            $   15.9                 14.6
                                                                           --------             --------

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2004 -- WEEKLY READER CORPORATION AND SUBSIDIARIES - SEGMENTS

WEEKLY READER
                                      Three months ended September 30,
                                          2003                2004
                                      ------------       -------------
                                            (Dollars in millions)

   Revenue, net                      $   12.2              $   13.4
   Income from operations                 2.4                   2.4
   Percentage of net revenue             19.7%                 17.9%

Revenue, net. For the three-months ended September 30, 2004, net revenue at the Weekly Reader segment increased by $1.2 million, or 9.8%, to $13.4 million from $12.2 million for the same period in 2003 as a result of higher Skill Books revenue of $1.0 million from election book sales. The election books are published every four years in connection with the presidential election cycle. Periodical revenue was up $0.6 million from the same period in 2003. These gains were partially offset by a decrease in revenue of $0.4 million at Lifetime Learning Systems, Inc., a subsidiary of Weekly Reader as a result of fewer shipments of custom publishing projects.

Income from operations. For the three months-ended September 30, 2004, the segment income from operations was unchanged from the same period in 2003. Gross profit increased by $1.0 million as a result of the volume increases described above. This increase in gross profit was offset by an increase in operating expenses of $0.9 million primarily due to an increase in sales and marketing costs of $0.8 million from the same period in 2003 due to an increase in new customer acquisition charges.

WORLD ALMANAC

                                      Three months ended September 30,
                                           2003              2004
                                      -------------     --------------
                                           (Dollars in millions)

   Revenue, net                         $    11.4         $    9.3
   Income from operations                     1.8              0.1
   Percentage of net revenue                 15.8%             1.1%


Revenue, net. For the three-months ended September 30, 2004, net revenue at the World Almanac segment decreased by $2.1 million or 18.4% to $9.3 million from $11.4 million for the same period in 2003. This decrease was due to lower net revenue of $0.8 million at World Almanac Books ("WA Books") primarily due to the timing of the initial shipment of the 2005 edition of the World Almanac for Kids. Net revenues also decreased $0.6 million at World Almanac Education Library Services ("WAE Library Services") primarily as a result lower catalog sales partially offset by increased telemarketing sales. In addition, net revenues decreased $0.6 million at Gareth Stevens primarily due to the timing of telemarketing sales.

Income from operations. For the three months-ended September 30, 2004, segment income from operations decreased by $1.7 million or 94.4% to $0.1 million from $1.8 million for the same period in 2003. Gross profit decreased $1.5 million from the same period in 2003 as a result of the volume decreases mentioned above. Sales and marketing expenses increased $0.1 million from the same period in 2003 due to an increase in trade show spending.

AGS
                                      Three months ended September 30,
                                         2003                 2004
                                  -----------------    -------------------
                                            (Dollars in millions)
   Revenue, net                      $  20.7              $   24.9
   Income from operations                8.8                  10.0
   Percentage of net revenue            42.5%                 40.2%

Revenue, net. For the three-months ended September 30, 2004, net revenue at the AGS segment increased by $4.2 million or 20.3% to $24.9 million from $20.7 million for the same period in 2003. AGS net assessment revenue increased by $2.4 million from the same period in 2003 as a result of the continued acceptance of new product releases and net curriculum revenue increased by $1.8 million over the same period last year driven by sales of revised textbooks.

Income from operations. For the three-months ended September 30, 2004, segment income from operations increased by $1.2 million or 13.6% to $10.0 million from $8.8 million for the same period in 2003 as gross profit increased by $3.4 million as a result of the volume increases described above. The increase in gross profit was partially offset by increases in sales and marketing expense of $1.6 million and general and administrative expense of $0.4 million over the same period in 2003. The increase in sales and marketing expense resulted from increases in sales commissions attributable to the increase in revenue, increases in the number of sales representatives, and increases in the distribution of complimentary new product samples to prospective customers over the same period in 2003. The increase in general and administrative expense was due to increases in employment related costs of $0.4 million.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2004 --WEEKLY READER CORPORATION AND SUBSIDIARIES


The following table sets forth, for the periods indicated, consolidated statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net revenue.


                                                                       Nine months ended September 30,
                                                                 2003                                2004
                                                     -----------------------------   -------------------------------
                                                      Amount      % of Net Revenue     Amount      % of Net Revenue
                                                     ----------   ----------------   -----------   -----------------
                                                                        (Dollars in millions)


Revenue, net                                           $ 108.8            100.0%         $ 114.5          100.0%
Cost of goods sold                                        26.7             24.5%            27.9           24.4%
                                                     ----------     -------------   -------------   -------------
Gross profit                                              82.1             75.5%            86.6           75.6%
Costs and expenses:
      Sales and marketing                                 19.1             17.6%            22.8           20.0%
      Distribution, circulation and fulfillment           10.1              9.3%             9.9            8.6%
      Editorial                                            7.4              6.8%             8.3            7.2%
      General and administrative                          13.2             12.1%            16.2           14.1%
      Restructuring costs                                 (0.5)            (0.5%)              -            0.0%
      Depreciation                                         1.3              1.2%             1.2            1.0%
      Amortization of intangible assets                    6.7              6.2%             6.3            5.5%
                                                     ----------     -------------   -------------   ------------
      Total costs and expenses                            57.3             52.7%            64.7           56.5%
                                                     ----------     -------------   -------------   ------------

Income from operations                                    24.8             22.8%            21.9           19.1%

Interest expense                                         (20.9)           (19.2%)          (38.9)         (34.0%)
Other expense, net                                        (0.5)            (0.5%)           (0.6)          (0.5%)
                                                     ----------     -------------   -------------   ------------
Loss before income tax provision                           3.4              3.1%           (17.6)         (15.4%)
Income tax provision                                       0.4              0.4%             0.5            0.4%
                                                     ----------     -------------   -------------   ------------

Net income (loss)                                        $ 3.0              2.8%         $ (18.1)         (15.8%)
                                                     ==========     =============   =============   ============

      Adjusted EBITDA(a)                                $ 31.8             29.2%          $ 28.8           25.2%
                                                     ==========     =============   =============   ============

(a) Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring reserve adjustments of ($0.5) million for the nine-months ended September 30, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Nine-Months Ended September 30, 2004 Compared to Nine-Months Ended September 30, 2003

Revenue, net. For the nine-months ended September 30, 2004, net revenue increased $5.7 million or 5.2%, to $114.5 million from $108.8 million for the same period in 2003. The increase in net revenue at Weekly Reader was primarily due to (1) an increase in net revenue at AGS of $9.4 million or 20.5% to $55.2 million from $45.8 million from the same period in 2003 as Assessment and Curriculum revenue increased by $6.7 million and $2.7 million, respectively, over the same period in 2003 driven by new product releases. The increase at AGS was partially offset by (2) a decrease in net revenue at World Almanac of $3.0 million or 8.6% to $31.7 million from $34.7 million from the same period in 2003; and (3) a decrease in net revenue at Weekly Reader, excluding World Almanac and AGS, of $0.7 million, or 2.5%, to $27.6 million from $28.3 million from the same period in 2003.

Gross profit. For the nine-months ended September 30, 2004, gross profit at Weekly Reader increased $4.5 million or 5.5% to $86.6 million from $82.1 million from the same period in 2003 primarily as a result of (1) an increase in gross profit at AGS of $7.1 million from the same period in 2003 driven by the volume increase described above. The increase at AGS was partially offset by (2) a decrease in gross profit at Weekly Reader, excluding AGS and World Almanac of $0.1 million, from the same period in 2003 driven by the volume decrease described above; (3) a decrease in gross profit at World Almanac of $2.5 million from the same period in 2003 due to the volume decrease described above, a write off of inventory at WA Books in the first quarter of 2004 and the impact of a discount offer at WAE Library Services that was not in effect during the same period in 2003. Weekly Reader gross profit as a percent of revenue increased slightly to 75.6% from 75.5% from the same period in 2003 mainly due to the factors discussed above.

Costs and expenses. For the nine-months ended September 30, 2004, operating costs and expenses increased by $7.4 million, or 12.9%, to $64.7 million from $57.3 million from the same period in 2003. Costs and expenses as a percentage of net revenue increased to 56.5% from 52.7% from the same period in 2003. This increase was primarily the result of: (i) a $3.0 million or 22.7% increase in general and administrative expenses due to increases in legal, audit, tax and consulting professional fees of $1.6 million primarily related to the previously disclosed SEC inquiry and the re-audit of our 2001 financial statements increase in employment related costs at AGS of $0.6 million and a reversal of accruals for an excess property tax assessment and building repairs in the second quarter of 2003 of $0.2 million; (ii) higher sales and marketing expenses of $3.7 million or 19.4% primarily attributable to AGS of $2.6 million resulting from increases in sales commissions attributable to the increase in revenue, increases in the number of sales representatives, and increases in the distribution of complimentary new product samples to prospective customers over the same period in 2003. There was also an increase in sales and marketing costs of $1.2 million at Weekly Reader, excluding AGS and World Almanac, primarily due to an increase in new customer acquisition charges; (iii) higher editorial costs of $0.9 million or 12.2% due to development costs related to a sales contract, testing expenditures associated with a high stakes test developed for a major school district and the impairment of capitalized pre-publication costs at AGS and an increase in periodical and skills editorial production expenses at Weekly Reader, excluding AGS and World Almanac. These higher expenses were partially offset by (iv) lower amortization of intangible assets of $0.4 million or 6.8% for the same period in 2003. This was caused by a decrease of $0.3 million at AGS in the third quarter of 2005 as copyrights related to the Lindy Enterprises, Inc. acquisition in May 2001 becoming fully amortized as of May 2004.

Interest expense, including amortization of deferred financing costs. For the nine-months ended September 30, 2004, interest expense, including amortization of deferred financing costs, increased by $18.0 million, or 86.1%, to $38.9 million from $20.9 million for the same period in 2003 as the adoption of SFAS 150 requires dividends on the 15% Senior Preferred Stock to be recorded as interest expense in the statement of operations for all periods starting January 1, 2004. The dividends on the 15% Senior Preferred Stock for the nine-months ended September 30, 2004 increased interest expense by $16.1 million. In addition, deferred financing fees of $0.4 million attributable to the First-Lien Credit Facility that was refinanced in part by the Second-Lien Credit Facility, which closed on March 29, 2004 were written off in the first quarter of

2004. Interest expense on long term-debt increased by $1.4 million primarily due to higher interest rates in 2004 as opposed to 2003. Interest expense as a percentage of net revenue increased to 34.0% from 19.2% for the same period in 2003.


Adjusted EBITDA. For the nine-months ended September 30, 2004, Adjusted EBITDA decreased $3.0 million, or 9.4%, to $28.8 million from $31.8 million for the same period in 2003. This decrease was primarily attributable to the factors described above. Adjusted EBITDA represents income (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs adjustment of ($0.5) million for the nine-months ended September 30, 2003. Adjusted EBITDA is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader's performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit's performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to Net income (loss) is as follows:


                                                        Nine months ended September 30,
Adjusted EBITDA reconciliation to Net income (loss)        2003                 2004
                                                        ----------           --------
                                                              (Dollars in millions)
   Net income (loss)                                     $    3.0           $   (18.1)
   Depreciation and amortization of intangibles               8.0                 7.5
   Income taxes                                               0.4                 0.5
   Interest expense                                          20.9                38.8
   Restructuring costs                                       (0.5)               (0.0)
                                                        ---------           ---------
Adjusted EBITDA                                         $    31.8           $    28.8
                                                        ---------           ---------

RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2004 -- WEEKLY READER CORPORATION AND SUBSIDIARIES - SEGMENT

WEEKLY READER
                                                 Nine months ended September 30,
                                                    2003                2004
                                                 ----------           --------
                                                      (Dollars in millions)
   Revenue, net                                  $  28.3                $ 27.6
   Income from operations                            4.1                   2.2
   Percentage of net revenue                        14.5%                  8.0%

Revenue, net. For the nine-months ended September 30, 2004, net revenue at the Weekly Reader segment decreased by $0.7 million, or 2.5%, to $27.6 million from $28.3 million for the same period in 2003 as a result of lower licensing revenue of $0.9 million due to the absence of a spring book club offering on the QVC Shopping Network, and a decrease in revenue of $0.6 million at Lifetime Learning Systems, Inc., a subsidiary of Weekly Reader as a result of fewer shipments of custom publishing projects. These decreases were partially offset by higher Skill Books revenue of $0.9 million from election book sales. The election books are published every four years in connection with the presidential election cycle.

Income (loss) from operations. For the nine months-ended September 30, 2004, segment income from operations decreased by $1.9 million or 46.3% to $2.2 million from of $4.1 million as gross profit decreased by $0.1 million as a result of the volume decreases described above partially offset by a favorable sales mix. Sales and marketing costs increased by $1.2 million from the same period in 2003 primarily due to an increase in new customer acquisition charges. Editorial costs increased by $0.4 million from the same period in 2003 due to greater periodical and skills editorial production expenses. General and administrative expense increased by $0.2 million from the same period in 2003 primarily due to higher employee separation costs. These increases were partially offset by a decrease in distribution, circulation and fulfillment expenses of $0.3 million from the same period in 2003 as a result of the absence of a spring book club offering on the QVC Shopping Network.

WORLD ALMANAC
                                                Nine months ended September 30,
                                                    2003                2004
                                                 ----------           --------
                                                      (Dollars in millions)
   Revenue, net                                   $ 34.7              $ 31.7
   Income from operations                            4.9                 2.4
   Percentage of net revenue                        14.1%                7.6%

Revenue, net. For the nine-months ended September 30, 2004, net revenue at the World Almanac segment decreased by $3.0 million or 8.6% to $31.7 million from $34.7 million for the same period in 2003. This decrease was due to lower net revenue of $1.2 million at World Almanac Books from increased sales returns in the second quarter of 2004 and the timing of the initial shipment of the 2005 edition of the World Almanac for Kids, lower net revenue of $1.1 million at WAE Library Services as a result of lower catalog sales and lower net revenue at Funk and Wagnalls of $0.4 million due to attrition in its customer base.


Income from operations. For the nine-months-ended September 30, 2004, segment income from operations decreased by $2.5 million or 51.0% to $2.4 million from $4.9 million primarily due to a reduction in gross profit of $2.5 million as a result of the volume decrease described above, a write off of inventory at WA Books in the first quarter of 2004 and the impact of a discount offer at WAE Library Services that was not in effect during the same period in 2003. This decrease in gross margin was partially offset by a reduction in sales and marketing expense of $0.1 million from the same period in 2003 primarily due to a decrease in expenses on the promotion of The World Almanac and Books of Facts.

AGS
                                               Nine months ended September 30,
                                                  2003                2004
                                               ----------           --------
                                                    (Dollars in millions)
   Revenue, net                                $  45.8              $ 55.2
   Income from operations                         14.7                17.4
   Percentage of net revenue                      32.1%               31.5%

Revenue, net. For the nine-months ended September 30, 2004, net revenue at the AGS segment increased by $9.4 million or 20.5% to $55.2 million from $45.8 million for the same period in 2003. AGS Assessment net revenue increased by $6.7 million from the same period in 2003 as a result of the continued acceptance of new product releases and net curriculum revenue increased $2.7 million over the same period last year driven by its sales of revised textbooks.


Income from operations. For the nine-months ended September 30, 2004, segment income from operations increased by $2.7 million or 18.4% to $17.4 million from $14.7 million for the same period in 2003 as gross profit increased by $7.1 million as a result of the volume increase described above. The increase in gross profit was partially offset by increases in sales and marketing expense of $2.6 million, general and administrative expense of $1.0 million and editorial expense of $0.5 million over the same period in 2003. The increase in sales and marketing expenses resulted from increases in sales commissions attributable to the increase in revenue, increases in the number of sales representatives, and increases in the distribution of complimentary new product samples to prospective customers over the same period in 2003 The increase in general and administrative expense was due to increases in employment related costs of $0.6 million and a reversal of accruals for an excess property tax assessment and building repairs in the second quarter of 2003 of $0.2 million. The increase in editorial expense was due development costs related to sales contracts, testing expenditures associated with a high stakes test developed for a major school district in the first quarter of 2004 and the impairment of capitalized pre-publication costs in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

General

At September 30, 2004, WRC Media's sources of cash were its (1) operating subsidiaries, Weekly Reader, CompassLearning, and ChildU and (2) a $30.0 million revolving credit facility. As of September 30, 2004, there were no outstanding balances under the revolving credit facility. Additionally, the Company has stand-by letters of credit, renewable annually, in the amount of $2.1 million, which serve as security for a real estate lease entered into by the Company and certain surety bonds issued on behalf of the Company. While these letters of credit are in effect, it reduces available borrowing capacity under the revolving credit facility by $2.1 million. At September 30, 2004, the Company had $27.9 million of available credit under the revolving credit facility. These sources of cash are considered adequate for the Company's needs for the foreseeable future.

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

The Second-Lien Facility has one financial covenant, a maximum ratio (the "Senior Leverage Ratio") of Senior Secured Debt to trailing four quarter EBITDA not to exceed 4.25:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio not exceed 4.50:1.00, in each case to be tested on the last day of each fiscal quarter and computed for the Company and its consolidated subsidiaries. We were in compliance with this financial covenant for the period ended September 30, 2004. The Company's senior leverage ratio was 3.36:1:00 as of September 30, 2004.

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

The First-Lien Credit Facility, as amended and restated, has a maturity of December 29, 2008, and has one financial covenant, a Senior Leverage Ratio of senior secured debt to trailing four quarter EBITDA not to exceed 4.00:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio may not exceed 4.25:1.00, in each case to be tested on the last day of the fiscal quarter and computed for the Company and its consolidated subsidiaries. We were in compliance with this financial covenant as of

September 30, 2004. As discussed above, the Company's senior leverage ratio was 3.34:1.00 for the period ended September 30, 2004. Interest on revolving loan borrowings under the First-Lien Credit Facility will bear interest at a rate per annum equal to the LIBO rate as defined in the First-Lien Credit Facility plus 2.25% or the alternate base rate as defined in the First-Lien Credit Facility plus 1.25%.

The credit agreement for our First-Lien Credit Facility is secured by liens on substantially all of our assets, and the credit agreement for our Second-Lien Credit Facility is secured by second-priority liens on all the assets securing the First-Lien Facility.

Liquidity, Working Capital and Capital Resources

As of September 30, 2004, WRC Media and its subsidiaries had negative working capital of $17.3 million. WRC Media's cash and cash equivalents were approximately $8.2 million at September 30, 2004. WRC Media and its subsidiaries' operations used approximately $ 4.0 million in cash for the nine-months ended September 30, 2004. WRC Media and its subsidiaries' principal uses of cash are for debt service and working capital.

As of September 30, 2004, Weekly Reader and its subsidiaries had positive working capital of $36.6 million. Weekly Reader's cash and cash equivalents were approximately $8.2 million at September 30, 2004. Weekly Reader and its subsidiaries' operations used approximately $4.8 million in cash for the nine-months ended September 30, 2004. Weekly Reader and its subsidiaries' principal uses of cash are for debt service and working capital.

WRC Media and its subsidiaries' investing activities for the nine-months ended September 30, 2004, included investments in software development of approximately $ 3.1 million and capital expenditures of approximately $1.2 million.

Weekly Reader and its subsidiaries' investing activities for the nine-months ended September 30, 2004, included capital expenditures of approximately $1.0 million.

WRC Media and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the nine-months ended September 30, 2004, financing activities provided net cash of $14.7 million. The Second Lien Credit Facility does not amortize and we do not expect our financing activities going forward to include regular periodic retirement of term loans prior to maturity. The Second Lien Credit Facility matures on March 29, 2009.

Weekly Reader and its subsidiaries' financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the nine-months ended September 30, 2004, financing activities provided net cash of $12.7 million. The Second Lien Credit Facility does not amortize and we do not expect our financing activities going forward to include regular periodic retirement of term loans prior to maturity. The Second Lien Credit Facility matures on March 29, 2009.

Derivative Financial Instruments

The Company uses derivative financial instruments to reduce its exposure to interest rate volatility. At September 30, 2004, Weekly Reader had one outstanding derivative financial instrument in place, an interest rate cap on 50% of its senior secured term loans as required by the First-Lien Facility, as then in effect. Our amended and restated First-Lien Facility and our Second-Lien Facility require us to obtain interest rate protection that, when taken together with the aggregate principal amount of our indebtedness subject to a fixed interest rate, will result in at least 50% of our total indebtedness being either fixed, hedged or capped for the duration of the applicable facility. As of September 30, 2004 at least 50% of the Company's total indebtedness was subject to a fixed interest rate and accordingly, no financial instrument was required. However, as required under our Amended and Restated Credit Agreement dated May 9, 2001, on November 15, 2003, we entered into financial instruments with a notional value of $61.0 million, which terminates on November 15, 2004. This financial instrument requires us to pay a floating rate of interest based on the three-month LIBO rate as defined in that arrangement with a cap rate of 2.5%. The fair value of this interest rate cap as of September 30, 2004 was de-minimis.

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

      o Educational Software And Related Products And Services - Software revenues are recognized in accordance with the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition", as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". Under SOP 97-2, we recognize revenue for hardware and software sales upon shipment of the product, provided collection of the receivable is probable, payment is due within one year and the fee is fixed or determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If significant post-delivery obligations exist, revenues are deferred until no significant obligations remain. Revenue from service contracts, instruction and user training is recognized as the services are performed and post-contract support is recognized ratably over the related contract. Deferred revenue represents the Company's obligation to perform under signed contracts. For contracts with multiple elements (e.g., deliverable and undeliverable products, maintenance and other post-contract support), the Company allocates revenue to each undelivered element of the contract based on vendor specific objective evidence of its fair value, which is specific to the Company. The Company recognizes revenue allocated to delivered products on the residual method when the criteria for product revenue set forth above are met. Certain of the Company's customers are subject to fiscal funding requirements. If the funding requirements are subject to governmental approval, the likelihood of cancellation is assessed. If the likelihood of cancellation is assessed as remote, revenue is recognized. If the likelihood of cancellation is assessed as other than remote, revenue is deferred. If the funding requirements are subject to non-governmental approval, revenue is deferred and recognized in accordance with the remaining provisions of SOP 97-2. The Company also enters into lease financing arrangements for its software products and services. These leases are immediately assigned to a third-party with no recourse to the Company. The Company retains no risk in these arrangements and has no history of granting concessions related to the arrangements. Accordingly, the Company recognizes revenue upon delivery of its products and services under these lease arrangements.

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

Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of our long-lived assets, including property and equipment, and finite lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our evaluations include analyses based on the undiscounted cash flows generated by the underlying assets, profitability information, including estimated future operating results and/or trends. If the value of the asset determined by these evaluations is less than its carrying amount, impairment is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge to the carrying value of the asset, in the future.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company beginning January 1, 2004. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of this statement required the Company to reclassify its 15% Series B Redeemable Preferred Stock from the mezzanine section of the balance sheet to long-term liabilities. Effective January 1, 2004 dividend payments for the 15% Senior Preferred Stock ("15% Senior Preferred") are recorded as interest expense in the consolidated statement of operations. The adoption of this statement did not result in any adjustment to the book value of its 15% Senior Preferred as of January 1, 2004 as book value approximated fair value at January 1, 2004. For the three-month and nine-month periods ended September 30, 2004 the Company recognized $ 5.6 million and $16.2 million, respectively, of accrued dividends on 15% Senior Preferred as interest expense.

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

On March 17, 2004, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("Issue 03-1"). Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired specifically, whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements about impairments that have not been recognized as other than temporary for investments. Issue 03-1 also requires the investor to disclose investments with unrealized losses that have not been recognized as other-than-temporary impairments. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. In September 2004 the FASB delayed the effective date of the measurement and recognition guidance of Issue 03-1 until the FASB issues FASB Staff Position 03-1a. The adoption of this consensus is not expected to have any impact on the Company's consolidated results of operations or financial position.

Seasonality

Operating results have varied and are expected to continue to vary from quarter to quarter as a result of seasonal patterns. Weekly Reader and CompassLearning's net revenue are significantly affected by the school year. Weekly Reader's net revenue in the third, and to a lesser extent the fourth, quarters are generally the strongest as products are shipped for delivery during the school year. CompassLearning/ChildU's net revenues were historically strongest in the second quarter, and to a lesser extent the fourth quarter. However, due to tight funding environment during the last few years, the trend for CompassLearning is shifting towards the fourth quarter being the strongest, followed by the second quarter. The strength in the second quarter is generally attributed to the end of the school fiscal year (June 30th) and the need for the schools to spend uncommitted budget resources prior to year end. In addition, by purchasing in the second quarter, schools are able to have the software products purchased and installed over the summer and ready to train teachers when they return from summer vacation. CompassLearning's fourth quarter revenue is generally strong as a result of sales patterns driven by new school year money being appropriated and funded, CompassLearning's commissioned sales force seeking to meet year-end sales goals as well as schools purchasing software to be installed in time to take advantage of it during the second half of the school year.

In September 2004, the FASB delayed the effective date of the measurement and recognition guidance of Issue 03-1 until the FASB issues FASB Staff
Position 03-1a.

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

The First Lien Credit Facility and the Second Lien Credit Facility require us to obtain interest rate protection that, when taken together with the aggregate principal amount of the Company's indebtedness subject to a fixed interest rate, will result in at least 50% of our total indebtedness being either fixed, hedged or capped for the duration of the applicable facility. On November 15, 2003, we entered into an arrangement with a notional value of $61.0 million, which terminates on November 15, 2004. This financial instrument requires us to pay a floating rate of interest based on the three-month LIBO rate as defined in that arrangement with a cap rate of 2.5%. The fair value of the interest rate cap as of September 30, 2004 was de-minimis. At November 15, 2004, more than 50% of the aggregate principal amount of Total Debt, as defined, is subject to a fixed interest rate. Therefore the interest rate cap will not be renewed.

The following table sets forth information about the Company's debt instruments as of September 30, 2004:


              Debt                                    Less than                              After
           Obligations             Total               1 year      2-3 years    4-5 years    5 years
------------------------------    ---------          ---------    ----------    ---------   ---------
Revolving Credit                   $       -          $       -     $       -    $      -    $      -
Average Interest Rate
Second Lien Credit Facility          145,000                  -             -     145,000           -
Average Interest Rate                   6.76% (A)
Senior Subordinated Notes            152,000                  -             -           -     152,000
Average Interest Rate                  12.75%

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

In mid-2003, in connection with our review of the matter which led to the restatement of revenue relating to a software and services sale, we reviewed our revenue recognition policy for potential control weaknesses. At that time, our software revenue recognition policy permitted deviations from our approved forms of sales documentation with the approval of the operating unit's general manager. We have changed our software revenue recognition policy to provide that deviations from approved forms of sales documentation require both the approval of the Chief Financial Officer of WRC Media, and the approval of legal counsel. We have taken a number of other steps that will impact the effectiveness of our internal controls, including the following:

      o We have centralized our finance and accounting organization. The operating unit controllers, who formerly reported to the operating unit general managers, now report directly to the parent company Principal Financial Officer;

      o We restructured our finance group in a manner that places greater emphasis on control and accountability issues;

      o We have amended our Code of Conduct and Compliance Policies to require all employees to sign a personal Code of Conduct Statement that states that they have read the WRC Code of Conduct and represent that they are in compliance, and that they are not aware of any violations of the Company's Code of Conduct by others at the Company or its affiliates. If they are aware of, or become aware of a violation they are obligated to document and report the incident to the Chief Executive or Chief Financial Officer of the Company.

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

      o     We hired a Chief Financial Officer in September 2004.

We believe that these efforts address the "material weaknesses" identified by our independent auditors. The Company continues to improve and refine its internal controls. This process is ongoing, and the Company seeks to foster an exemplary internal controls environment. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, taking into account the Company's efforts to address the matters described above, as of the evaluation date, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

                               OTHER INFORMATION

PART II.


ITEM 5.OTHER INFORMATION


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

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

31.1 Certification of Martin E. Kenney, Jr., Chief Executive Officer of WRC Media Inc., CompassLearning, Inc. and Weekly Reader Corporation, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated November 15, 2004.

31.2 Certification of Robert S. Yingling, Chief Financial Officer of WRC Media Inc., and Weekly Reader Corporation, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated November 15, 2004.

32 Certification of Chief Executive Officer and Chief Financial Officer of WRC Media Inc. and Subsidiaries and Weekly Reader Corporation pursuant to 18 U.S.C. ss. 1350, dated November 15, 2004.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

/s/ Martin E. Kenney, Jr.                          Date: November 15, 2004
---------------------------------                        -----------------------
Martin E. Kenney, Jr.
Director: WRC Media Inc., Weekly
Reader Corporation and
CompassLearning, Inc.; Chief Executive
Officer: WRC Media Inc. and
CompassLearning, Inc.; Principal
Executive Officer and Executive Vice
President: Weekly Reader Corporation


/s/ Robert S. Yingling                            Date: November 15, 2004
---------------------------------                       ------------------------
Robert S. Yingling
Chief Financial Officer
WRC Media Inc. and Weekly Reader Corporation