Form 10-K
period 2004-12-31
WRC MEDIA INC
filed 2005-03-31
CIK 1102329

Click to Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

Commission File No. 333-96119

WRC MEDIA INC. (Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)

2731 (Primary Standard Industrial Classification Number)

13-4066536 (I.R.S. Employer Identification Number)

WEEKLY READER CORPORATION
(Exact name of Registrant as specified in its charter)
DELAWARE
(State or other jurisdiction of incorporation or organization)
2721
(Primary Standard Industrial Classification Number)
13-3603780
(I.R.S. Employer Identification Number)
COMPASSLEARNING, INC.
(Exact name of Registrant as specified in its charter)
DELAWARE
(State or other jurisdiction of incorporation or organization)
7372
(Primary Standard Industrial Classification Number)
13-4066535
(I.R.S. Employer Identification Number)

512 7th AVENUE, 22nd FLOOR
NEW YORK, NY 10018
(212) 768-1150

(Address, including zip code, and telephone number, including area code, of each Registrant’s principal executive offices)

Securities Registered Pursuant to Section 12 (b) of the Act:
None

Securities Registered Pursuant to Section 12 (g) of the Act:
None

TITLE OF CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

12 3/4% Senior Subordinated Notes due 2009	NONE

15% Senior Preferred Stock due 2011	NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10-K.

Back to Contents

PART I

ITEM 1. Business Overview

We are a leading publisher of supplemental education materials for the Pre K-12 market. Our portfolio of products includes a broad range of print and electronic supplemental instructional materials, testing and assessment products and library materials. We believe our products have a distinctive brand identity and are recognized by our customers for their effectiveness and consistent, high quality educational content.

On May 14, 1999, Ripplewood Holdings L.L.C., which specializes in private equity investments, formed WRC Media Inc. (WRC Media or the Company) as a holding company to pursue acquisitions in the media industry. WRC Media now serves as a holding company for CompassLearning, Inc. (CompassLearning), Weekly Reader Corporation and ChildU, Inc. (ChildU). Weekly Reader Corporation in turn owns the business of Weekly Reader, and the subsidiaries American Guidance Service, Inc. (AGS or American Guidance), World Almanac Education Group, Inc. (World Almanac) and their respective subsidiaries.

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

The Company today has four operating segments: Weekly Reader, American Guidance Service, Compass/ChildU and World Almanac.

Weekly Reader.     Weekly Reader has been a leading publisher of classroom periodicals for Pre-K-12 students for over 100 years. Weekly Reader publishes 16 classroom periodicals which had a 2003-2004 school year circulation of 6.4 million subscribers. In addition to its well-recognized classroom periodicals, such as Weekly Reader®, Teen Newsweek and Current Events®. Weekly Reader also publishes, grade-specific workbooks and other supplementary educational materials. The operating segment Weekly Reader includes Lifetime Learning Systems, Inc. (Lifetime) which operates as our Consumer and Custom Publishing group (CCP). Lifetime custom publishes instructional materials paid for by various sponsors, such as General Motors, Six Flags, Kimberly-Clark, Center for Disease Control and the Home Safety Council, which are distributed primarily to K-12 students throughout the United States. For the year ended December 31, 2004, Weekly Reader, excluding American Guidance and World Almanac, had net revenue of $45.7 million, representing approximately 22% of WRC Media’s total net revenue during this period.

American Guidance Service.     AGS has been a leading publisher of individually administered and group testing and assessment products, and supplemental instructional materials for over 47 years. AGS’s testing and assessment products are primarily for K-12 students and its supplemental instructional materials are primarily for low-performing students in middle and secondary schools. One or more of AGS’s testing and assessment products or supplemental instructional materials have been used in over 12,000 of the 15,000 school districts in the United States. Our testing and assessment products are used to diagnose learning disabilities and measure the cognitive ability, educational achievement, or personal and social adjustment of individual students. AGS’s supplemental instructional materials include various textbooks and worktexts, many of which we believe set the standard for quality in their respective product categories, with full-color content and accompanying extensive teacher support materials. In May 2001, AGS acquired the operating assets of Lindy. Lindy develops curriculum-based skills assessment and test preparation products on CD-ROM that correlate to national and state curricula. For the year ended December 31, 2004, AGS had net revenue of $70.8 million, representing approximately 34% of WRC Media’s total net revenue during this period.

CompassLearning/ChildU.     CompassLearning/ChildU (Compass/ChildU) has been a research-based, technology learning solutions company for over 35 years. Compass/ChildU produces comprehensive educational assessment, curriculum, reporting and management tools for grades Pre-K-12, all of which are aligned to local, state and national standards. Compass/ChildU offers over 4,000 hours of standards based instruction in reading, writing, language arts, mathematics, science, social studies, and project based learning.

Back to Contents

This interactive, standards-based managed assessment and curriculum helps educators individualize learning on a per student basis. Compass/ChildU has been serving the Pre-K-12 market for over 30 years and its products have been a significant part of the learning and teaching process. Research on Compass/ChildU products demonstrates the efficacy of our products in various environments and under a diverse set of circumstances. Over the past 15 years, more than 16,000 schools, in over 3,000 districts, representing approximately 14% of the 114,000 schools in the United States, purchased products from Compass/ChildU. In 2002, Compass/ChildU began co-development of the new on-line product, CompassLearning Odyssey®, which had its first release in May 2002. The CompassLearning Odyssey online curriculum solutions, developed by educators and built on sound instructional pedagogy, utilize engaging, self-paced, project-based activities. In addition, Compass/ChildU provides consulting/teacher training services to educators on curriculum development and technology integration in the classroom utilizing our Classic a LAN/WAN product and CompassLearning Odyssey products. For the year ended December 31, 2004, Compass/ChildU had net revenue of $47.6 million, representing approximately 23% of WRC Media’s total net revenue during this period. Revenues were divided between software licensing (51%), professional development and technical support services (46%), and hardware systems sales (3%).

World Almanac.     World Almanac has been a leading publisher of reference and informational materials for over 135 years. These materials are targeted to K-12 students, as well as public and academic libraries and government agencies. Over 53% of the approximately 130,000 school and public libraries in the United States have purchased products from World Almanac. World Almanac publishes well-known print reference materials, such as The World Almanac and Book Of Facts®, The World Almanac For Kids® and nonfiction and fiction books for K-12 students under three imprints of its Gareth Stevens, Inc. (Gareth Stevens). In addition, World Almanac publishes electronic reference materials, such as the Funk & Wagnalls® Encyclopedia database and an Internet-based version of Facts On File World News Digest®, which in its print version is World Almanac’s leading subscription-based product. World Almanac also distributes proprietary and third-party products that are targeted for K-12 students through its Gareth Stevens and World Almanac Education Library Services (“WAELS”) catalogs and telesales operations. For the year ended December 31, 2004 World Almanac had net revenue of $45.4 million, representing approximately 21% of WRC Media’s total net revenue during this period.

Competitive Strengths

We believe a number of the competitive strengths that have contributed to our leading market positions include:

Strong, Well-Established Brand Names.     We believe that we have strong brand names in each of the market segments we serve. Several of our most recognized print titles have been in circulation for decades, including WEEKLY READER, which was first published in 1929 and CURRENT EVENTS, a Weekly Reader publication, which was first published in 1902; the PEABODY PICTURE VOCABULARY TEST (PPVT), marketed by AGS, which was first published in 1959 and THE WORLD ALMANAC AND BOOK OF FACTS®, which was first published in 1868. We believe that our products are well known and trusted by teachers, other educational professionals, and parents for their effectiveness and consistent, high quality educational content. Brand name and reputation are significant criteria in the purchasing decision process for supplemental education materials and consumer products as they are usually selected at the discretion of individual teachers, school and school district-level administrators or parents.

Broad Product Portfolio.     We are a leading publisher in the supplemental education materials market and one of the few companies with a comprehensive portfolio of products covering all the major segments of this market. We offer a wide range of products to our customers. This broad product portfolio allows us to address the most attractive segments of the market and respond to emerging trends and funding sources, including the rapidly developing market of parents seeking to buy supplemental education materials and English Language Learners (ELL). In addition, the operating groups have access to the content of other groups that they can incorporate into their own products, thus producing a consistent look and feel while lowering editorial costs. The specific products offered by each business segment are as follows:

Back to Contents

COMPASSLEARNING /
WEEKLY READER	AMERICAN GUIDANCE	CHILDU	WORLD ALMANAC

PRINT AND ELECTRONIC INSTRUCTIONAL MATERIALS	PERIODICALS: 16 grade or subject- specific periodicals for Pre-K-12 students and 2 subscription supplements.

SUPPLEMENTARY MATERIALS AND WORKBOOKS: A variety of grade specific materials for K-9 students that build and reinforce basic skills like Map Skills current health issues, reading enhancement and grammar skills.

SPONSORED INSTRUCTIONAL MATERIALS: A variety of free instructional materials, including print and video products, paid for by corporate, trade association and/or not-for-profit sponsors primarily for K-12 students.	BASIC SKILLS: Supplemental textbooks and worktexts targeted for low-performing students in middle and secondary schools covering core curriculum subjects.

TEST PREPARATION: Instructional materials to prepare for three of the leading achievement tests for K-12 students.

PERSONAL GROWTH: Various personal growth materials covering topics such as drug use prevention and anti-violence training, self-esteem and career education	ELECTRONIC COURSEWARE: Over four thousand hours of electronic courseware for Pre-K-12 students, primarily for reading, math and language arts.

MANAGEMENT SYSTEM: Odyssey management system enables teachers to track student performance, record grades, report on progress and prescribe lessons based on results.	TEACHING KITS: Kits developed by World Almanac Education Library Services used to teach a variety of skills including research skills, map skills and language skills.

SUPPLEMENTAL BOOKS: Supplemental classroom books, with teacher’s guides, published by Gareth Stevens, Inc., focus on primary grade reading, math, and science curriculum and on upper elementary and secondary social studies and science curriculum. Some titles include Spanish or bilingual editions for ELL students.

TESTING AND ASSESSMENT PRODUCTS	Assessments in periodicals, as well as Supplementary Materials.	INDIVIDUALLY ADMINISTERED TESTS: Assessment products for K-12 students and adults, includes Ability Assessment, Behavior & Social Skills Assessment, Language, Speech & Auditory Skills Assessment.

	GROUP ACADEMIC TESTS: Classroom testing, which offers reliable reading and math diagnostics for individual students and aggregate data for tracking yearly progress at the school and district levels.	ASSESSMENT TEST: CompassLearning Explorer assessment tool evaluates student performance, meets the National Assessment of Educational Progress (NAEP) objectives and is aligned with the core state standards.	N/A

Back to Contents

COMPASSLEARNING /
WEEKLY READER	AMERICAN GUIDANCE	CHILDU	WORLD ALMANAC

LIBRARY MATERIALS	N/A	N/A	N/A	K-12 REFERENCE AND OTHER INFORMATIONAL MATERIALS: Materials developed by us targeted to K- 12 students such as THE WORLD ALMANAC FOR KIDS AND GARETH STEVENS, INC. products, as well as materials developed by third-parties and distributed by us. About 7% of GARETH STEVENS titles are also published in Spanish or bilingual editions.

GENERAL REFERENCE AND OTHER INFORMATION MATERIALS: Materials developed by us, such as THE WORLD ALMANAC AND BOOK OF FACTS, FUNK & WAGNALLS ENCYCLOPEDIA database and FACTS ON FILE WORLD NEWS DIGEST.

<

Back to Contents

Improving Students Achievement.     According to the Association for Supervision and Curriculum Development (ASCD), educators need timely access to information about students’ performance from many sources in order to direct the instructional paths of all learners. Assessment and instruction play key roles and must be fair, balanced, and grounded in the art and science of learning and teaching, reflective of curricular and development goals. From the results of on-going assessments, educators must provide remediation, and reinforcement to ensure the success of all learners. The WRC Media family of companies is uniquely positioned to provide the necessary ingredients to deliver measurable results across geographic and cultural horizons for learners of all ages. We believe our products and services represent one of the most extensive portfolios of assessments, supplemental materials, electronic courseware, and professional development offerings that can meet the needs of our diverse school populations and their families.

Stable Revenue Base.     We have a significant base of long-term customers who have exhibited substantial product loyalty, resulting in a consistent level of revenues from recurring sales to these customers. In our experience, once a teacher or administrator is familiar with and accustomed to using a supplemental instructional product and has developed lesson plans using the product, the teacher or administrator tends to purchase the same product annually leading to a high subscription renewal rate. In addition, we believe there is an important component of trust in the quality, consistency and support of many of our products which makes it difficult for a competitor to introduce new products for the same subject area without significant investment and the support of key opinion makers in the industry. As a result of this loyalty, many of our products enjoy long customer histories with high renewal rates. About 74% of schools purchasing Weekly Reader periodicals re-subscribe the following year and Facts On File World News Digest has had renewal rates averaging approximately 86% from 1997 through 2003. We believe our school renewal rates are important because of the value we place on ensuring that our periodicals remain available within any given school, providing us with a base on which to further penetrate that school. In addition, seven of our top ten revenue producing testing and assessment products have been published for over 20 years. Typically, these products have undergone revisions to ensure that they reliably meet the existing population’s curriculum needs. Achievement tests generally require revisions every 8 to 10 years while tests that measure personal and social adjustment or cognitive ability in some cases do not require revision for as long as 15 years.

Substantial Electronic Delivery Platform.     We believe that we are well positioned to capitalize on this market segment. Most CompassLearning products can be delivered in the school’s platform of choice: LAN, WAN or via the Internet. The CompassLearning Odyssey platform is built from ground-up on a state-of-the-art web based technology architecture that provides schools the flexibility to implement the solution based on a variety of infrastructure settings. The architecture also provides WRC Media with the ability to channel content from sister companies to customers through the Internet. In addition, Facts On File News Services of World Almanac derives more than 60% of its revenues from on-line subscriptions and electronic licensing.

Our primary operating subsidiaries have web sites that promote their respective products, provide product information and customer support, and in some cases, enable users to order products over the Internet. Given the importance of quality and name recognition to the development of Internet-based businesses, we believe that the strength of our brands and our direct distribution channels position us well for significant growth in this area.

Strong Distribution Channels.     Our products are used in over 90% of all public school districts, by over 18 million students, and in over 75% of all public schools and libraries. We have an extensive network with direct distribution channels into these end user markets. Some of our products are sold using direct field and telephone sales, emphasizing one-to-one relationships with teachers, school, school or district-level administrators and other educational professionals. CompassLearning, for example, uses a three-pronged approach that provides every customer a sales contact, an educational consultant and a technology support person, for comprehensive customer service. We also utilize sophisticated direct mail campaigns, which at Weekly Reader and World Almanac are enhanced by our proprietary databases. These databases track the purchasing habits of teachers, schools and/or librarians for many of our products, as well as specific demographics and other factors we believe influence purchasing habits.

Back to Contents

Weekly Reader

Weekly Reader has five primary product lines: elementary school periodicals; middle and secondary school periodicals; supplementary products and workbooks; consumer and custom publishing, and licensing.

Elementary School Periodicals.     Weekly Reader®, first published in 1929, has established itself as a leading source for fiction and non-fiction reading for students in grade Pre-K to grade 6. Weekly Reader® features seven grade-specific editions for students, with between 25 and 32 issues per school year for each edition. Weekly Reader also offers one optional monthly supplement, ScienceSpin® for elementary grades.

Subscriptions to Weekly Reader elementary school periodicals in the 2003-2004 school year represented approximately 34% of all elementary school periodical subscriptions circulated in that year by the three major publishers of these periodicals. According to publishers’ Statements of Ownership filed with the USPS in the fall of 2004 for average circulation for the 2003-2004 school year, Weekly Reader’s circulation for elementary school periodicals in the 2003-2004 school year totaled approximately 4.9 million subscriptions.

Each edition of Weekly Reader is specifically written and designed for a particular grade level in order to deliver engaging fiction and non-fiction reading to elementary school students at a conceptually appropriate level. The editions for younger audiences contain “soft” news focusing on topics such as fire prevention and animals. Higher-grade level editions contain “hard” news concerning topics such as world news and current events, including, for example, the 2004 presidential primary elections, corporate corruption and the Middle East conflict. A teacher’s guide with background information, discussion topics and follow-up questions is included with each issue of each edition.

Middle and Secondary School Periodicals.     We publish nine subject-specific periodicals covering six subject areas for students in middle and secondary schools, and a Sex Supplement Education Supplemental publication. These include Current Events®, Teen Newsweek, Current Science, Writing, Read, Current Health 1 and 2, Career World and Know Your World Extra with between 6 and 26 issues published per school year per periodical. For example, Current Events® first published in 1902, remains one of our most popular periodicals for middle school students, and continues to provide information on current events tailored to the reading levels and school curriculum of students in the sixth through tenth grades.

Weekly Reader’s middle and secondary school periodical subscriptions in the 2003-2004 school year represented approximately 42% of all middle and secondary school periodical subscriptions circulated that year by the two major publishers. Weekly Reader’s middle and secondary school periodicals had the second highest total circulation of periodicals for these schools in the 2003-2004 school year with approximately 1.5 million subscriptions. In 2003 and 2004, approximately 79% of middle and secondary schools renewed a subscription from the previous year. To target the growing sixth to eighth grade market, Weekly Reader entered into a relationship with Newsweek magazine to create Teen Newsweek, which was launched in September 1999. Teen Newsweek focuses on social studies and current events and contains grade-appropriate news stories that link history, geography, government and cultures to the news stories. The relationship is intended to capitalize on Weekly Reader’s expertise in publishing and marketing materials for classroom use and Newsweek’s strong news image.

Supplemental Products and Workbooks.     We offer skills books, a line of workbooks and other supplemental education materials that build and reinforce students’ basic skills in curriculum areas such as language arts as well as other titles which focus on life issues, such as current events or health. The skills book product line includes over 12 different series of workbooks targeting, grade-specific titles spanning K-9 grades. For example, the highly successful Map Skills for Today series builds geographic literacy by teaching students basic map- reading concepts and skills. The success of this series is attributable to a sequential approach to teaching map skills that matches the curriculum established by many school systems. Additional products include series covering topics such as AIDS and anti-drug educational materials.

Consumer and Custom Publishing.     The Consumer and Custom Publishing division (“CCP”), has emerged as a leader in the creation and distribution of a variety of supplemental education materials. These products are commissioned by corporate, trade association and/ or not-for-profit sponsors and are distributed free to the target audience. The materials produced focus on topics chosen by the sponsor and are typically targeted for use in K-12 classrooms. CCP also produces sponsored supplemental education materials targeted

Back to Contents

for the college and senior citizen markets. Many of the programs contain multiple media components including: posters, teacher’s guides and reproducible student activities and additional audio, CD, video and web based material. Custom published programs have been produced for corporate sponsors such as General Motors, Kimberly Clark, as well as not-for-profit sponsors such as the Center for Disease Control, Florida Department of Citrus and The Home Safety Council.

Licensing.     Weekly Reader licenses editorial assets, promotes other products inserted in its publications and provides its “seal of approval” to various editorial and consumer products. Weekly Reader’s licensed content is generally recognized as revenue over the term of the license agreement. Weekly Reader continues to sell “Weekly Reader Editor’s Choice” book selections licensed from trade publishers on the QVC Shopping Network generating the largest one-day sales totals in Weekly Reader’s history. In 2004, approximately 1.6 million Weekly Reader Editor’s Choice books were sold on QVC.

WeeklyReader.com.     In addition to our presence in the classroom through printed materials, Weekly Reader’s website, provides students, teachers and parents with materials, in the form of articles, puzzles, experiments and games, which correlate with the content of Weekly Reader periodicals. In addition, the web site informs users about our periodicals and skills books allowing customers to subscribe over the Internet.

American Guidance Services

AGS has two principal product lines: testing and assessment products; and core curriculum and supplemental instructional materials.

Testing and Assessment Products.     AGS’s testing and assessment products provide educators with reliable, individually-administered and group tests, and manuals explaining how to administer our tests. Our testing and assessment products and supplemental instructional materials are primarily used in K-12 schools, but are also used in community health centers, clinics, hospitals, correctional facilities, community colleges and other adult education programs. These products are used to diagnose learning disabilities and measure the cognitive ability, educational achievement and personal and social adjustment of students.

AGS currently publishes over 30 testing and assessment products. AGS’s testing and assessment products are generally sold as part of a test kit. Test kits typically contain the test record forms, “easels” used to administer the test items, and a manual describing the proper method to score and evaluate the particular test. Three of AGS’s top five testing products, based on sales, have been published for over 20 years. AGS’s tests are revised periodically to ensure that they reliably measure existing populations. Achievement tests generally require revisions every eight to ten years while tests that measure personal and social adjustment or cognitive ability in some cases do not require revision for as long as 15 years.

Educators and clinicians apply AGS’s testing and assessment products on an individual basis to understand a student’s particular educational needs. In our experience, once the validity and effectiveness of a test is established and accepted in the educational community, educators’, psychologists’ and clinicians’ familiarity with the product grows along with their reluctance to change suppliers and learn different assessment content, administration approaches and scoring techniques. Additionally, these professionals often prefer to continue using the same tests over a long period of time in order to compare performance of their student populations. The goal of AGS is to increase its brand awareness in the markets it serves, primarily specialists in the K-12 market. Our goal is to establish the AGS name in association with our products and services. By increasing our visibility as a company on a national and local level with special educators, we will be able to help the customer connect our products with our company name. To grow in our critical markets, AGS plans to aggressively pursue five main areas for growing our product line:

•	Revisions — Many of our top-selling tests and curriculum have recently been revised or are on schedule to be revised over the next 5 years.

•	New Products — AGS annually introduces new product through internal development.

•	Acquisitions — AGS historically has pursued acquisitions to enhance and supplement its internal development efforts.

Back to Contents

•
Distribution — AGS has increased its emphasis on distributing complementary products to its target markets. Currently we distribute 258 titles from Gareth-Stevens, World Almanac and Weekly Reader, and we have added key reading assessments that will position us well to capture Reading First, a federally funded reading initiative program.

•	New Markets — AGS will seek new segments with the education industry in which to participate where it can leverage core capabilities in new ways that supports entry into growing education markets.

Core Curriculum and Supplemental Instructional Materials.     AGS’s supplemental instructional materials consist of curriculum-based instructional materials, many of which are for low-performing students. Low-performing students are defined as those students scoring in the lower 50th percentile of the student population at a particular grade level. We focus primarily on serving middle and secondary schools with additional sales to post-secondary markets, such as community colleges and correctional facilities. We generally produce three types of instructional materials: supplemental hardcover textbooks in core curriculum areas for low-performing students, with related products such as workbooks; soft cover worktexts in core curriculum areas for low-performing students; and test preparation materials which can be used to prepare all students for leading achievement tests.

AGS’s supplemental hardcover textbooks are designed to provide comprehensive coverage of skills and concepts in short, concise lessons. They are geared to a fourth grade reading level or below with photography and content that are appropriate for middle and secondary school students, as well as adults.

We believe AGS’s supplemental hardcover textbooks set the standard for quality in the market, with full-color content and accompanying extensive teacher support materials. Each textbook has a wrap-around teacher’s edition that reproduces the student edition with notes for the teacher indicated next to the text such as overviews for each new lesson, alternative questions a teacher may ask and answers to questions in the text. Each textbook has available a set of quizzes, worksheets, problem sets and other materials that teachers are permitted to reproduce for their classes. These materials also are available on CD-ROM. Most of AGS’s supplemental hardcover textbooks have related soft cover workbooks, activity books and study guide programs including videos available in print and on CD-ROM for self-guided learning.

AGS’s soft cover worktexts also cover core curriculum areas. These worktexts are designed as stand-alone products so that a teacher may use them to supplement any textbook. These soft cover worktexts cover smaller portions of any given curriculum area other than our supplemental hardcover textbooks.

Approximately 11% of AGS’s net revenue for the year ended December 31, 2004 was from sales of testing and assessment products, curriculum and supplemental instructional materials in which the end users were not K-12 schools.

AGS also publishes a line of test-preparation materials developed to assist students preparing to take three of the leading achievement tests: Stanford Achievement Test (SAT), Iowa Test of Basic Skills (ITBS), and TERRANOVA (Comprehensive Test of Basic Skills (CTBS) and Multiple Assessments tests).

Additional preparation materials for state specific tests are also published. AGS’s test preparation materials are sold in package format.

Compass/ChildU

Compass/ChildU is a research-based, technology learning solutions company that produces educational assessment, curriculum, reporting and management tools for grades Pre-K-12, all of which are aligned to local, state, and national standards. The Compass/ChildU solutions are easily integrated into classroom activities that support curricular goals. Compass/ChildU derives most of its revenue from the sale of solution products and related professional development and technical support services.

The Compass/ChildU solutions are focused on the following five areas: comprehensive assessment that diagnoses individual students based on state/national standards; comprehensive curriculum in reading, English Language Learners (ELL), writing, mathematics, science and social studies that is prescribed to each student based on our assessment system diagnosis or based on teachers’ assessment; learning management system that

Back to Contents

allows teachers to track student performance and intervene as necessary and administrators to track teacher/student progress; parental access to the system allows them to view student performance and progress at school and be more involved; and professional development for teachers to integrate this type of a system into their classroom.

Compass/ChildU’s CompassLearning Odyssey® product line is a comprehensive library of over four thousand hours of interactive, standards-based, managed curriculum. The CompassLearning Odyssey® curriculum focuses on reading, ELL, writing, mathematics, science, social studies and data management tools designed for grades Pre-K-12. Studies have demonstrated that the use of software containing stimulating graphics, interactive animation, and audio technology for all types of learning instruction help motivate students to learn. Assessment products assign lessons based on each student’s needs. Each module covers a full range of development, from basic skill instruction, to critical thinking exercises, to project-based learning. Management tools are designed to reduce the time teachers spend on administrative tasks and increase one-on-one work with students. The CompassLearning Odyssey product line is delivered in the school’s platform of choice including LAN, WAN and Internet access.

The CompassLearning Explorer® assessment tool is designed to evaluate student performance. It covers the National Assessment of Educational Progress (NAEP) objectives and is aligned with core state standards. CompassLearning Explorer offers criterion-referenced emulated tests and individualized learning paths with the flexibility to integrate third-party products, while allowing for customization to meet individual students and teachers’ needs. The data on individual student performance is provided to teachers in near real-time manner to help them make informed decisions and customize learning for every learner. The solution can be delivered via the Internet with computer-based and print components. Curriculum options vary, letting students navigate through the program at their own pace or on a timed basis. The solution also provides parent login to allow parents to track the progress of their child/children. The parents also have the ability to review the curriculum with their child at home to provide enforcement.

Compass/ChildU provides professional development services and technical support services. Compass/ChildU has a team of educational consultants providing professional development services to teachers, ranging from basic software training to services designed to assist teachers in implementing and integrating technology into the classroom. Compass/ChildU offers various technical support services in connection with the purchase and ongoing use of its software products. An initial buyer of our software products typically purchases one year of telephone help-line services, on-site system engineer services and software maintenance.

A typical Compass/ChildU sale consists of software products packaged with professional development and technical support services. The management, assessment and curriculum software price is based on number of users, subject and grade level purchased. Professional development services are typically purchased under a contract for a specific number of consulting days. Technical support services are typically purchased under one-year contracts with the price based on the size of the implementation, as well as the level of service requested. After the expiration of any service contract, services can be purchased on an ongoing basis.

World Almanac

World Almanac’s operations are divided into the following five divisions: World Almanac Books, World Almanac Education Library Services, Gareth Stevens, Inc., Facts On File News Services and Funk & Wagnalls.

World Almanac Books.     The World Almanac and Book Of Facts® is, we believe, one of the most widely used and well-respected general reference publications in the United States. In 1999, the Library Journal ranked us as the number two best reference source of the millennium (after Merriam-Webster’s Third International Dictionary). We believe The World Almanac and Book Of Facts provides more complete and up-to-date information than competing almanacs. Its comprehensiveness and brand identity are critical assets. In print for over 135 years, The World Almanac and Book Of Facts perennially makes the New York Times’ bestseller list. We estimate that more than 80 million copies of the World Almanac and Book Of Facts have been sold since 1868. World Almanac Books also licenses the content of The World Almanac and Book Of

Back to Contents

Facts to third parties for inclusion in their products. Since 1995, World Almanac Books has also published The World Almanac For Kids, with over 2,400,000 copies sold to date.

World Almanac Education Library Services.     World Almanac Education Library Services is a niche distributor of reference, nonfiction and fiction books, which it targets primarily to K-12 school and public libraries. There are approximately 120,000 K-12 school libraries and 16,000 public libraries in the United States. World Almanac Education Library Services reviews and selects materials from third-party publishers for inclusion in its nine catalogs. The catalogs also feature The World Almanac and Book Of Facts, The World Almanac For Kids and numerous best selling series from Gareth Stevens and World Almanac Education Library Services mailed approximately 2.1 million catalogs in 2004. World Almanac Education Library Services also publishes a small number of proprietary teaching kits, including kits covering research skills, map skills and Language Arts skills, which include items such as lesson plans for books we believe are appropriate for instructional use and encourage multiple-copy sales. A growing telesales unit is responsible for generating an increasing portion of WAELS’ revenue and has made it possible for WAELS to extend its reach into the customer base. A new field sales force will launch this year, making WAELS a true multi-sales channel operation.

Gareth Stevens (Gareth Stevens) publishes nonfiction and fiction books for K-12 students. These books cover a broad spectrum of topics including nature, science, social studies, reference, and language arts, all closely related to curriculum standards. Approximately 86% of Gareth Stevens sales derive from books published under the three Gareth Stevens imprints: Gareth Stevens Publishing (K-6), World Almanac Library (4-12), and Weekly Reader Early Learning Library (Pre-K-3). In the Gareth Stevens Publishing imprint, a majority of these titles are sourced from domestic and international third parties for which Gareth Stevens usually holds, at a minimum, exclusive publishing rights for K-12 educational market in North America. Royalty advances are generally paid on titles sourced in this manner and then earned out over the life of the title. In the World Almanac Library and Weekly Reader Early Learning Library imprints, the majority of titles are created by Gareth Stevens, and for these titles, Gareth Stevens owns or controls worldwide publishing rights. The remaining approximately 14% of Gareth Stevens sales result from the telesales distribution of books from other publishers including Capstone, Gale/Blackbirch, Heinemann Library, Picture Window, Crabtree, and Compass Point, sold on consignment through the LibraryOne Direct division, as well as through other inside sales divisions.

Facts On File News Services.     World Almanac, through Facts On File News Services, publishes and sells subscription news reference products in print and Internet formats. There are five print products: Facts On File World News Digest; Issues And Controversies On File; Today’s Science On File; Editorials On File; and Software and CD-ROM Reviews On File.

Its core product, Facts On File World News Digest, is a highly respected publication used by libraries as a comprehensive archive of world events coverage dating back to 1940 in both the print and electronic version. Librarians, journalists and library patrons typically use Facts On File News Services products to research historical events. The in-house editorial staff of Facts On File World News Digest distills key news information from more than 100 different newspapers, periodicals, journals and government Internet sources and uses it to update the product weekly in the print and Internet formats. The print edition of Facts On File World News Digest sold approximately 2,000 subscriptions in 2004 and continues to meet with great acceptance, as evidenced by renewal rates averaging over 85% from 1997 through 2004. Subscriptions to the print edition have gradually declined as it is replaced by Internet-based versions of the product described below.

To take advantage of accelerated library spending on electronic delivery of reference materials, World Almanac launched FACTS.com in 1999, an on-line version of Facts On File World News Digest. The increased functionality of the Internet version allows World Almanac to price this product higher than the print version. The Internet version has a list price of $1,695 for a single-site installation, with price discounts per site for multiple-site installation. In 2000, we launched three additional World Almanac databases as part of the Reference Suite @ Facts.com web service: Issues and Controversies On File, Today’s Science On File and the World Almanac Reference Database. In 2003, we launched Facts For Learning, an elementary school reference and research product. FACTS.com subscriptions are sold primarily through telemarketing.

Back to Contents

Funk & Wagnalls.     World Almanac operates in the electronic encyclopedia business through Funk & Wagnalls. Although the Funk & Wagnalls Encyclopedia is no longer published in print format, Funk & Wagnalls licenses an electronic version of its encyclopedic database to various third parties and is delivered via FACTS.com. Funk & Wagnalls also annually sells a general yearbook containing a review of the major news events that transpired in the previous year and a science yearbook containing a review of the major scientific events in the previous year. The yearbooks (general and science) are licensed from World Book Encyclopedia, Inc. The active subscriber list for these two publications, which primarily consists of former subscribers to the print edition of the Funk & Wagnalls Encyclopedia, is approximately 25,000 for the general yearbook and 9,000 for the science yearbook. Most science yearbook subscribers are also general yearbook subscribers. We do not target new subscribers for these yearbooks; however, renewal rates have averaged approximately 82% for the general yearbook and 78% for the science yearbook from 1997 through 2003.

Product and Content Development

Weekly Reader.     Weekly Reader has a team working in product and content development. This team includes editors and writers, who are typically grade and subject specialists with journalism or teaching experience; and designers, who are responsible for the “look and feel” of the products, including the layout of each publication.

Editors, writers and designers work in teams on each project including planning meetings used for determining content and educational focus, the selection of appropriate graphics and photographs and final editing before submission for printing. The time it takes to develop our products varies substantially according to the type of product. Product development for a new periodical typically takes approximately nine months from concept to initial marketing, whereas new issues of our existing periodicals typically take approximately one to two weeks from conception to printing. Our supplementary products typically take approximately six to eight months from concept to initial marketing for an entirely new title, and approximately two to three months for updated versions of existing titles. Development times for custom published programs vary substantially depending upon the scope of work considered; however, the average contract takes approximately three to four months from concept to distribution.

Weekly Reader’s periodicals are written by a combination of staff and freelance writers. Rights to materials are generally acquired as work made for hire, or by copyright assignment, or by license. Our staff of editors, writers and designers determines the subject matter for the particular edition after which the content is primarily written and edited by Weekly Reader’s employees. For ScienceSpin, however, once the content and educational focus for a particular issue is determined internally, the writing is contracted out to third parties with the relevant scientific knowledge and the ability to write for the applicable target audience. Teen Newsweek is written internally based upon content from upcoming stories in Newsweek made available to our writers prior to Newsweek’s publication, and our own internally created content. The Teen Newsweek writers determine which stories are appropriate for the targeted audience and then rewrite the stories with age appropriate information and language. Teen Newsweek’s content is subject, in all cases, to Newsweek’s approval.

Weekly Reader’s supplementary products are typically written by freelance writers at the direction of Weekly Reader’s editors. Rights to materials are generally acquired as work made for hire, or by copyright assignment, or by license. Consumer and Custom Publishing programs are developed in a variety of multiple media by an in-house editorial and design staff with varying degrees of direction provided by the applicable sponsor. In the past, a number of corporate sponsors have commissioned Consumer and Custom Publishing to create and deliver a specific concept for which they are seeking implementation and production, while other sponsors simply have a message they wish to communicate to a target audience and request proposals as how best to accomplish that goal.

Prior to distribution, whether created internally or externally, all of Weekly Reader and Consumer and Custom Publishing programs are reviewed by a senior editor for their age and content appropriateness.

American Guidance Services.     AGS’s new and revised testing and assessment products are primarily developed internally. Rights to materials are generally acquired as work made for hire, or by copyright assignment, or by license. Most developers utilized by AGS are trained in one or more specialties including

Back to Contents

psychology, education, early childhood development and speech/language, among other disciplines. In some cases, the in-house personnel revise existing products under the direction of prominent independent authors who control the original copyright or content of the test and who receive royalties from the sale of these tests.

Our testing and assessment products are firmly rooted in established psychological and pedagogical theory, and our product development philosophy is customer focused. New test concepts are usually derived from the marketplace, often from our sales representatives who are in contact with teachers, guidance counselors, school psychologists, school administrators and other professionals who identify a testing need.

We develop new products through a systematic review of industry trends, including emerging trends in the education community, or in conversations with educators and other professionals who attend various trade and professional conferences where we are an exhibitor or attendee. Occasionally, we will be approached by an external author with a new test concept, which we will then evaluate in terms of its overall market potential. AGS also distributes a few select assessments from other publishers.

After we have created or revised a test, we then subject it to field tests. Once field-testing and any indicated adjustments are complete, the test undergoes standardization, generally being tested on 200 students per the age year targeted by the test and covering a broad range of demographic characteristics. In addition, we seek support for the test from key opinion makers in the subject area of the test. Only after these processes do we begin to market the test. The process is similar for most revisions of existing tests because when a test is updated, the new content similarly must be field-tested and then the revised test must undergo standardization. The development cycle for a new test or to make revisions to an existing test is typically five years from concept through the launch of the new or revised test. The life cycle for the new or revised test can be up to 15 years or more in some cases.

We develop supplemental instructional products internally and externally with developers and in close consultation with outside authors, on a royalty basis or on a fee-for-service arrangement. New product concepts are derived from various sources, including in-house development staff, outside authors and our sales force based on their regular meetings with educators and administrators. Most of these instructional products have a development cycle of approximately one year. For those not developed internally, we solicit bids for our new products from outside developers and award the contract based on price and other factors relating to the developer’s ability to deliver the finished product according to our exact specifications.

Compass/ChildU.     Compass/ChildU has a combined product development team consisting of software engineers, programmers, quality assurance analysts, technical writers, instructional designers, subject matter experts, and project managers. The three primary objectives of their co-development efforts focus are creating local, state and national standards-based assessment product; delivering a Pre-K-12 local, state and national standards-based curricula; and developing a state-of-the-art instructional management and data reporting system.

Compass/ChildU is utilizing content from WRC Media affiliate companies and is employing off-shore software and content development resources to reduce costs and expedite delivery. These initiatives have helped and will continue to help the Company increase productivity.

World Almanac.     World Almanac has in-house editorial staffs that at World Almanac Books and Funk & Wagnalls, work in conjunction with outside work-for-hire editors to develop its content; at the Facts On File New Services, develop the content of their products; and at Gareth Stevens, work with creative staff to develop content and also work with outside work-for-hire editors, writers, designers and licensors to develop content.

Individual members of the in-house editorial staff are generally responsible for only one of the product lines. The contents of our Funk & Wagnalls yearbooks are licensed from third parties. The Gareth Stevens nonfiction and fiction books are comprised of either content licensed from third parties and then repackaged and/or rewritten for the K-12 market in the United States or, especially in the case of books for the World Almanac Library and Weekly Reader Early Learning Library imprints, contain original content developed by in-house staff, freelance writers, and other providers of editorial services. World Almanac Education Library Services’ creative staff which designs the layout for the catalogs, selects the reference and informational

Back to Contents

materials which will be included in the catalogs and manages outside editorial services in the creating of new teaching kits.

World Almanac Education Library Services updates its catalogs twice each year. New editions of The World Almanac and Book Of Facts and The World Almanac For Kids are published each year. New product development is currently focused on offering products through Internet delivery. In 2000, we launched the following three additional World Almanac databases as part of the Facts On File News Services web service: Issues & Controversies On File, Today’s Science On File and the World Almanac Reference Database. In 2003, we launched Facts For Learning, an elementary school reference and research product. In 2003, our Facts On File archives since 1940 were included in the product delivered through the Internet.

Customers

Our targeted customers, who vary depending on the product line and channel, are teachers, school and school district-level administrators, librarians, other educational professionals and parents.

Weekly Reader’s periodicals and other instructional materials are purchased mainly by teachers, as well as by school and school district-level administrators.

Customers of the Consumer and Custom Publishing programs generally are: corporations; trade associations; not-for-profit organizations; basal and supplemental publishers; and government agencies.

Customers of AGS’s assessment products generally are guidance counselors, school psychologists, speech pathologists, special education teachers and other similar school district-level specialists. Customers of AGS’s supplemental instructional materials generally are teachers and school-level administrators, as well as school district-level administrators. AGS also has customers outside of K-12 schools for its testing and assessment products and supplemental instructional materials, which include clinical psychologists, community colleges, adult educational programs and correctional facilities.

One or more of AGS’s testing and assessment or supplemental instructional products are used in over 12,000 school districts, or approximately 80% of the school districts in the United States.

Compass/ChildU’s customers consist primarily of school and school district-level administrators, including: superintendents; curriculum directors; technology directors; and principals. Although individual teachers do not typically make final purchasing decisions, they frequently have substantial input in the decision making process.

In 2004, approximately 90% of World Almanac’s sales were to schools and libraries. The remaining 10% of its sales consisted of yearbook sales and sales of The World Almanac and Book Of Facts and The World Almanac For Kids to trade consumers.

World Almanac Education Library Services and Gareth Stevens sell their products primarily to school libraries and to a lesser extent to public libraries and to schools and teachers for classroom use.

Back to Contents

Sales, Marketing and Distribution

We have an extensive network with direct distribution channels to reach our primary customers. Our primary operating subsidiaries use one or more of the following methods to sell and market our products: direct mail, direct sales, outbound call centers and distribution through retail channels and independent resellers. The chart set forth below contains information regarding sales, marketing and distribution by Weekly Reader, American Guidance, Compass/ChildU and World Almanac, including their primary distribution channels.

	Weekly Reader	American Guidance	Compass- Learning / ChildU	World Almanac

Primary Method of Sales and Marketing	Direct Mail	Direct Sales Force (field and telesales)	Direct Sales Force	Direct Mail: World Almanac Education Library Services and Funk & Wagnalls. Outbound Call Centers: Gareth Stevens, Inc., World Almanac Library Services and Facts On File News Services. Retail Marketing: World Almanac Books

Number of Mailings in 2004	46 mailings for a total mail quantity of 9.9 million pieces	Total mail quantity of 1.1 million pieces	N/A	World Almanac Education Library Services had 27 mailings for a total mail quantity of 2.1 million; Funk & Wagnalls Yearbook mail campaigns once a year

Number of Schools/Teachers/ Libraries in Database	Over 114,000 schools; 4.1 million teachers	240,000 customer locations	Over 27,000 labs in over 114,000 schools	Approximately 112,000 schools, 16,300 school districts, 15,900 public libraries, 3,900 academic libraries

Estimated Number of Schools/School Districts/Libraries with our products	Over 56,000 schools	Over 12,000 school districts	Over 16,000 schools	Over 70,000 school and public libraries have purchased products from World Almanac

Direct Mail.     Direct mail consists mainly of well-planned mailings that target current and prospective customers, often with enclosed product samples and catalogs, which are used to generate product sales. This marketing technique is utilized to a significant extent by Weekly Reader, World Almanac’s World Almanac Education Library Services, and to a lesser extent by American Guidance, Compass/ChildU and World Almanac’s Funk & Wagnalls.

Weekly Reader’s classroom periodicals are marketed primarily through the use of direct mailings. Its experienced and skilled marketing staff has developed detailed mailing schedules and marketing strategies to reach current and prospective customers. In the marketing of its classroom periodicals, Weekly Reader has developed and maintained a valuable and proprietary database tracing the purchasing habits of approximately 4.1 million individual teachers and administrators and approximately 114,000 schools over the past five years as well as various demographic factors in each locale. In 2004, Weekly Reader mailed over 0.6 million catalogs and 9.3 million direct mail pieces primarily to teachers, as well as to school and school district-level administrators.

World Almanac also uses direct mail to generate sales. World Almanac’s World Almanac Education Library Services also uses direct mail to sell its products. This division of World Almanac has developed a sophisticated database that tracks customers and purchasing habits, including monetary value of an average purchase and other relevant factors, which it uses to target customers with the appropriate catalogs. Over 50% of World Almanac Education Library Services’ sales are generated from mailings of its main catalog, which is sent to existing and prospective customers. World Almanac mailed approximately 2.7 million direct mail pieces in 2004, including 2.5 million catalogs.

AGS printed and mailed more than 1.1 million promotional materials and catalogs in 2004, aimed at developing customer leads, spurring direct-response sales and building overall marketplace awareness of its brand and products.

Back to Contents

Funk & Wagnalls primarily markets its yearbooks to former subscribers of its previously published print format encyclopedia using direct mail.

Outbound Call Centers.     Involves the use of the telephone to contact current and prospective customers as a means of generating sales. World Almanac’s Gareth Stevens, Inc. World Almanac Education Library Services and Facts On File News Services utilize this marketing technique to a significant extent, while Weekly Reader and Compass/ChildU use it to a lesser extent.

Gareth Stevens marketing strategy consists primarily of selling products through its active and growing outbound sales program. The division generates approximately 37% of all Gareth Stevens sales by contacting existing and prospective accounts to solicit commitments to preview titles from Gareth Stevens, Inc. and other third-party publishers. Through the preview process, librarians are invited to receive copies of Gareth Stevens titles or the third-party titles it distributes. The librarians then have the opportunity to review actual copies of the selected titles at their convenience. Gareth Stevens inside sales representatives follow up with these librarians over a specified time period to ensure that the product has been received and reviewed. Any titles not selected for purchase are picked up from the librarian’s location, with all postage and handling expenses borne by Gareth Stevens. Depending on the school year cycle, there are usually between 50 and 100 part-time and full-time telesales representatives in the Gareth Stevens telemarketing unit.

World Almanac’s Facts On File News Services’ strategy for attracting new customers consists of using targeted prospects derived from a variety of sources including rented lists, followed by telemarketing calls from representatives who are recruited and trained by Facts On File News Services. Over the past three years, World Almanac Education Library Services has increased its telemarketing capacity to promote its products, and this channel accounted for 20% of revenues in 2004.

Weekly Reader’s outbound sales call center primarily targets new subscribers. Weekly Reader also conducts sales campaigns, to assist in the generation of renewal sales.

Compass/ChildU’s inside sales group assists its direct sales force by qualifying sales leads in conjunction with funding eligibility and also promotes renewal sales of professional development and technical support services contracts.

Direct Sales Forces.     AGS, Compass/ChildU and Weekly Reader’s CCP each primarily use a direct sales force to sell and market their products.

To market its testing and supplemental instructional materials, AGS pursues a strategy of developing strong relationships with its current and prospective customers primarily by using its sales organization. Beginning September 2003, the sales personnel were aligned to either the assessment or curriculum product line, whereas each previously the sold all of AGS’ products. We feel that this focus will improve their effectiveness and ultimately increase customer satisfaction and sales.

These representatives work closely with schools to determine which of AGS’s products best serve the needs of a specific school’s student body. In a departure from traditional telemarketing, AGS’s telephone (inside) sales representatives develop relationships with customers and occasionally make field visits. All of AGS’s sales representatives go through a training process with defined objectives that they must satisfy during the initial six months of their employment and each year thereafter. In addition, AGS enlists professionals on a per diem basis to provide instruction to educators concerning test administration, scoring and other professional training such as disciplinary methods and substance abuse and violence prevention techniques.

Compass/ChildU maintains a direct sales force of over 60 employees. The sales representatives are each assigned to a sales region within the United States. Each member of the direct sales force has access to Compass/ChildU’s database of detailed information concerning the school districts, current customers, school funding and other data for its sales territories. On the basis of this information, the sales representatives seek to establish relationships with, and brand awareness for, Compass/ChildU’s products among existing and potential customers in their respective districts by making personal sales visits to the schools or school administrators.

Back to Contents

WRC Consumer and Custom Publishing has a dedicated field based marketing and sales team who make presentations directly to potential basal and supplemental publisher corporations, trade associations and not-for-profit organization clients. These representatives are covering the largest Designated Market Areas in the United States. Presentations generally consist of proposals for education materials and programs to be distributed free to teachers and schools under the client’s sponsorship. In addition, World Almanac also has engaged an independent licensing agent specifically to leverage The World Almanac and Book of Facts.

Retail Marketing/wholesalers.     Approximately 74% of World Almanac Books’ revenue is generated from product sold through retail bookstores or through wholesalers into mass-market locations such as supermarkets and newsstands. World Almanac Books’ products are also sold to book clubs and other resellers, as well as into libraries through World Almanac Education Library Services. In addition, Gareth Stevens distributes approximately 50% of its products through its network of wholesalers to libraries and classrooms.

Internet Web Sites.     Weekly Reader (www.weeklyreader.com), AGS (www.agsnet.com), and World Almanac (www.worldalmanaclibrary.com, www.garethstevens.com, www.facts.com) all have free Internet web sites, which allow customers to order their products. The Weekly Reader web site features pages specifically addressing students, teachers, and parents; and offers materials in the form of puzzles, experiments and games that correlate with the content of Weekly Reader periodicals.

The AGS web site, provides extensive company information, customer service information, order placement information and a complete description of its products. The web site also includes product forums, which give detailed information about those specific products. AGS had approximately $12.4 million in web site sales, including orders initiated with an Internet effort code and actual online orders, in 2004.

World Almanac has multiple websites that offer a variety of content and services. Both the World Almanac Education Library Services and Gareth Stevens websites offer Internet ordering as well as provide a complete description of their products. The World Almanac for Kids website offers materials in the form of games, quizzes and reference facts that correlate with the content of The World Almanac for Kids book. In addition to free Internet websites, World Almanac sells subscription based Internet products through its Facts On File News Services unit.

The Compass/ChildU web site serves as a customer resource for information about its software solutions. Compass/ChildU also uses its web site for customer support self service. Compass/ChildU’s Odyssey product is delivered through the web and is accessible at http://www.compasslearningodyssey.com.

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

Competition

Weekly Reader.     Our primary competitors in the Pre-K-12 classroom periodicals market are Scholastic Inc. and Time, Inc. These publishers together with Weekly Reader publish virtually the entire market of periodicals targeted for Pre-K-12 classrooms. Scholastic Inc. publishes nine editions in the elementary school market and eight editions in the middle and secondary school market. Time, Inc. publishes three editions in the elementary school market but has no editions in the middle and secondary school market. Competition in the school periodicals market is based primarily on content, price, reputation, and customer service.

In the elementary school periodicals market, we believe we compete effectively with our competitors by combining engaging and grade appropriate content that ties closely to school curriculum. In the secondary school periodicals market, our competitive strengths include content that appeals to the student, which also has strong educational value and ties to school curriculum.

In supplementary products, we compete with many large and small publishers, primarily on the basis of subject matter, expertise and price.

Back to Contents

In the arena of sponsored supplemental educational materials, Consumer and Custom Publishing competes primarily with Scholastic Inc., and regional competitors. Competition in this market is based on editorial quality, distribution capability and cost. Consumer and Custom Publishing’s core competencies, which we believe give us a significant competitive advantage over our smaller competitors, include the ability to leverage the Weekly Reader and World Almanac brands; multiple media product development offerings; and broad distribution capabilities through the Company’s distribution channels.

American Guidance Services.     In the assessment area, our principal competitors are The Psychological Corporation (now known as Harcourt Assessments) and Riverside Publishing Company.

These companies focus mainly on norm-referenced achievement tests, which are administered in large groups, while individually administered assessment tests, our target market, represent a secondary product line. We believe we are well positioned to compete successfully in both the individually administered assessment test market and the supplemental print instructional materials market based on our reputation, content and ability to reach the customer base.

In the individually administered assessment test market, where quality and reputation are the primary decision criteria, we have been providing market-leading materials for over 47 years. We believe we are internationally recognized for publishing technically sound diagnostic assessments that are primarily used to identify strengths and weaknesses at the individual level. Because we believe none of our competitors has matched our depth in content, authorship and test instruction in speech/language assessments, we maintain a competitive advantage in the individually administered assessment test market.

Globe Fearon, a unit of Pearson, is our largest competitor in the middle school and high school low-level textbook market. Improvements in AGS Publishing’s textbook line (4-color printing, teacher tools and technology enablers) as well as development of new textbook lines and participation in statewide adoptions have enabled AGS to maintain and improve market share in this arena.

Compass/ChildU.     Within the electronic courseware market, we compete primarily with other providers of integrated curriculum software and, to a lesser extent, with independent software vendors and traditional print education publishers. Our primary competitors are: Plato Learning/Lightspan, NCS Learn (CCC), and Riverdeep. Competition in the supplemental electronic instructional materials market is based primarily upon product effectiveness, design flexibility and relationships with customers. We believe we are competitive on all these factors. Our CompassLearning Odyssey product is more advanced than most of our competitors in its architecture, flexibility and curriculum design and pedagogy. Over the past two years, the CompassLearning Odyssey solution has won several industry awards including 2004 eSchool New Reader’s Choice Awards and it is a 2005 finalist for Codie Awards.

World Almanac.     World Almanac Education Library Services is a niche player in the school and public library distribution business. Competitors range from full service distributors, such as Follet Library Resources and Baker & Taylor Corporation, to smaller ones such as Gumdrop Books, Inc. and Davidson Titles, Inc. World Almanac Education Library Services competes with larger distributors by providing: more product information; energetic customer service; and a pre-screened selection of the season’s titles.

Gareth Stevens, Inc. competes in the K-12 nonfiction and fiction-publishing segment of this market, which is highly fragmented with many competitors ranging from small publishers that specialize in the library market to larger publishers that also sell into the trade market. Some of Gareth Stevens, Inc.’s larger competitors (and their library imprints or subsidiaries) include: Reed Elsevier (Heinemann Library, Raintree Steck Vaughn); Scholastic (Children’s Press, Franklin Watts); The Gale Group (Lucent, Greenhaven, KidHaven, Blackbirch); Capstone Publishing; Haights Cross (Chelsea House); Rosen Publishing Group (Rosen, Rosen Central, PowerKids Press); and Lerner Publishing.

Gareth Stevens, Inc.’s classroom publishing line competes with the classroom products of a wide range of publishers which include: McGraw-Hill; Scholastic; Harcourt Brace; Houghton Mifflin Company; Haights Cross; and National Geographic.

Competition in the electronic reference materials category is somewhat more concentrated. Some of the larger competitors in this category include: The Gale Group, Inc.; EBSCO Industries, Inc.; and ProQuest, Inc.

Back to Contents

Products sold to school and public libraries tend to be less price sensitive than in a consumer market. The World Almanac and Book Of Facts compete primarily with the three other almanacs currently available: The Time/Information Please Almanac; The New York Times Almanac; and Encyclopedia Britannica Almanac.

According to Bookscan sales data for the most recent edition, The World Almanac and Book Of Facts has a market share greater than 80%. Competition in all of these segments is primarily based on reputation and brand names of products, the length of time products have been on the market and the uniqueness of a product. We believe we have a competitive advantage with all these factors. Many of our competitors, however, have larger publishing organizations, and therefore are able to generate greater potential economies of scale than we can. Our larger competitors, which offer broader product lines, also provide more comprehensive shopping opportunities to library customers than we do with our narrower product focus.

Production, Fulfillment and Customer Service

All of our print products are printed and bound by third parties with whom we have contracts or to whom we issue purchase orders on a project-by-project basis. We believe that outside printing and binding services at competitive prices are available, and we currently use a different printer for each product line. Most of our pre-press production, typesetting, layout and design functions are conducted in-house, with the exception of American Guidance where most pre-press is conducted by third-party vendors. Our non-print products, such as Consumer and Custom Publishing’s videos and CompassLearning’s CD-ROMs, are produced internally and, if necessary, replicated by third parties. Some of World Almanac’s divisions rely on internal production capabilities while others utilize third-party manufacturers.

The principal raw materials utilized in our products are paper and ink. Paper is purchased by Weekly Reader and several of World Almanac’s divisions from both suppliers and printers directly based on pricing and, to a lesser extent, availability, while American Guidance and Gareth Stevens purchase finished goods including paper components from the printers of their publications. Ink utilized by our publications is provided by the respective printers of our publications and included in the cost of print production. Both paper and ink are commodity products, which are affected by demand, capacity and economic conditions. We believe that adequate sources of supply are, and will continue to be, available to fulfill our requirements.

Order processing, customer service, cash application and collection, and fulfillment functions have been performed at separate locations for each of our operating subsidiaries, which currently include:

•	Weekly Reader – Delran, New Jersey;

•	AGS – Circle Pines and Shoreview, Minnesota;

•	CompassLearning – Phoenix, Arizona and San Diego, California; and

•	World Almanac – Delran, New Jersey, Milwaukee, Wisconsin, New York, New York and Cleveland, Ohio.

Fulfillment for some of Weekly Reader and World Almanac’s products are conducted by third parties.

Intellectual Property

Each operating unit maintains a portfolio of registered trademarks. The decision to register a given trademark is made on an individual basis.

Weekly Reader.     Copyright in each printed periodical or skills book is held by Weekly Reader, including any materials written by freelance or third party contract writers. Photographs or artwork used in our products are typically used pursuant to one-time licenses, which grant us the right to use the photograph or artwork in the particular product and within the United States only. Some material from third parties is reprinted with permission for one-time use. Ownership of the intellectual property rights in the materials produced by Consumer and Custom Publishing are negotiated on a case-by-case basis with each sponsor.

Back to Contents

American Guidance Services.     Our tests, the accompanying score sheets and test record forms, and supplemental instructional materials are protected by copyrights. Some material from third parties is reprinted with permission. In addition, some products use registered trademarks.

Compass/ChildU.     Copyright in Compass/ChildU’s computer software products is held by CompassLearning or ChildU. These products often incorporate software under license from other entities. In addition, we periodically obtain permission to use excerpts of third- party materials on an ongoing basis in some of our products or obtain a license from these proprietors to act as a distributor of their products.

World Almanac.     World Almanac owns copyrights for each edition of The World Almanac and Book Of Facts, The World Almanac For Kids, all Facts On File News Services products other than Editorials On File (which consists of editorials reprinted with permission), all Gareth Stevens books which are written in-house or commissioned, the Funk & Wagnalls Encyclopedia database and the World Almanac Education Library Services catalogs. World Almanac is typically a licensee of the content of the remainder of its products.

Environmental Matters

We are subject to environmental laws and regulations relating to the protection of the environment, including those that regulate the generation and disposal of hazardous materials and worker health and safety. We believe that we currently conduct our operations in substantial compliance with applicable environmental laws and regulations. Based on our experience to date, the nature of our operations and an environmental indemnity from PRIMEDIA delivered with the 1999 recapitalization transactions by which WRC Media acquired its interest in Weekly Reader, AGS and World Almanac, we believe that the future cost of compliance with existing environmental laws and regulations and any liability for environmental claims will not have a material adverse effect on our financial condition or results of operations.

Employees

At December 31, 2004, we had a total of 932 employees. None of our employees are represented by any union or other labor organization. We have had no recent strikes or work stoppages and believe our relations with our employees are good.

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

ITEM 3. Legal Proceedings

Various claims and lawsuits arising out of the normal course of business are pending against the Company. The results of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

As previously disclosed in our Form 8-K filed with the SEC on December 15, 2003, the SEC has been conducting an informal inquiry concerning the Company. The SEC’s inquiry focused on a single December 2002 transaction involving the Company’s CompassLearning unit, with respect to which the Company initially recognized revenue in the 4th Quarter of 2002, established a bad debt reserve in the 1st Quarter of 2003 for the full amount of the previously recorded accounts receivable related to this transaction and subsequently reversed entirely when the Company restated in 2004 its financial statements for 2002 and 2003 for this and other matters, as described in our Form 10-K filed with the SEC on June 15, 2004. In connection

Back to Contents

with this inquiry, on February 3, 2005 three of the Company’s employees, including the Company’s then Chief Executive Officer, Martin E. Kenney and two non-executive employees of CompassLearning, received “Wells” notices from the staff of the SEC informing them that the staff intends to recommend that the SEC commence legal actions against them, alleging violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 thereunder and certain other federal securities laws. The Company did not receive a “Wells” notice from the staff of the SEC and has no reason to believe that it will become the subject of an enforcement action related to the SEC investigation.

On February 9, 2005, Martin E. Kenney requested leave from the position of Chief Executive Officer of the Company and resigned as a Director on the Company. On February 9, 2005, the Board granted Mr. Kenney paid leave and accepted his resignation as a Director. During the pendency of his leave of absence, Mr. Kenney will remain an employee of the Company but will have no responsibility for the Company’s day-to-day management and no responsibility for the preparation of the Company’s financial statements, its public disclosure documents or similar matters. Mr. Kenney has agreed to perform limited services during his leave including work on pending special projects. On February 9, 2005, the Board of Directors of the Company appointed Ralph D. Caulo as interim Chief Executive Officer of the Company. Mr. Caulo has been the Non-Executive Vice-Chairman and a Director on the Company’s Board of Directors since 1999. The two non-executive employees of CompassLearning were also placed on paid leave.

ITEM 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year covered by this report, no matter was submitted to the vote of security holders, through the solicitation of proxy or otherwise.

Back to Contents

PART II

ITEM 5. Market for the Registrant’s Senior Subordinated Notes, Related Stockholder Matters and Issues/Purchases of Equity Securities

The Company’s 12.75% Senior Subordinated Notes are traded on the Over-the-Counter Market under the symbol WRCMED.

ITEM 6. Selected Historical Financial Information WRC Media and Its Subsidiaries

The following table presents selected historical consolidated financial information for WRC Media and its subsidiaries as of and for the years ended December 31, 2000, 2001, 2002, 2003 and 2004. The selected historical consolidated financial information presented in the table below is derived from the historical consolidated financial statements of WRC Media and its subsidiaries as of December 31, 2000, 2001 and 2002, and for the years ended December 31, 2000 and 2001 which are not included elsewhere in this annual report and the historical consolidated financial statements of WRC Media and its subsidiaries as of December 31, 2003 and 2004 and for the years ended December 31, 2002, 2003 and 2004, which are included elsewhere in this report. The selected historical consolidated financial information does not purport to indicate results of operations as of any future date or for any future period. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-WRC Media and Subsidiaries,” and the financial statements of WRC Media and its subsidiaries and the notes to them, included elsewhere in this report.

Back to Contents

ITEM 6. Selected Financial Data — WRC Media Inc. and Subsidiaries

	Year Ended December 31,
	2000	2001	2002	2003	2004

	(unaudited)
Statement of Operations Data:
Revenue, net	$217,743	$226,897	$207,873	$202,703	$209,468
Gross profit	151,366	162,151	147,920	146,258	150,654
Sales and marketing	49,002	55,107	48,588	47,201	52,386
Research and development	4,708	5,989	1,728	1,424	1,741
General and administrative expenses (a)	51,371	54,138	50,793	50,370	55,188
Other operating costs:
Restructuring costs and other non-recurring expense (b)	—	—	8,594	1,018	1,537
Amortization of goodwill and intangible assets and depreciation (c)	71,005	62,445	19,718	19,826	18,246
Impairment of goodwill and intangible assets (d)	—	—	—	—	37,424
Write-off of in-process research and development (e)	2,250	—	—	—	—
Income (loss) from operations	(26,970)	(15,528)	18,499	26,419	(15,868)
Interest expense	35,450	33,455	30,061	29,349	56,674
Net Loss	(62,789)	(51,224)	(22,085)	(7,434)	(71,403)
Balance Sheet Data:
(end of year)
Working capital deficit	(26,525)	(19,552)	(34,550)	(34,495)	(13,518)
Total assets	503,443	467,130	438,636	420,207	389,556
Long term obligations (Long term debt, including current portion and Redeemable preferred stock)	351,944	373,171	384,712	402,103	446,892
Total stockholders’ equity (deficit)	32,352	(17,834)	(60,126)	(85,731)	(157,007)
Other Data:
Capital expenditures and prepublication costs	$9,198	$11,194	$11,146	$10,408	$10,507

a)	General and administrative expenses comprise distribution, circulation and fulfillment, editorial and general and administrative expenses.
b)
For the years ended December 31, 2002, 2003 and 2004, $8,594, $1,018 and $1,537 of restructuring costs and other non-recurring expenses were recorded in connection with the Company’s 2002 Plan of Restructuring, respectively. The major cost reduction initiatives included in the 2002 Plan of Restructuring consisted of: closure of facilities and a reduction in work force. One hundred and seven positions were eliminated throughout WRC Media. The workforce reduction involved each of the four operating units of the Company. For the year ended December 31, 2004, an additional $1,537 of restructuring costs was recognized, consisting primarily of lease cost adjustments due to updating assumptions used in determining the fair value of remaining lease obligations associated with facilities vacated in 2002

c)	Includes depreciation of fixed assets, amortization of prepublication costs, goodwill, and other intangibles.
d)	WRC Media recorded impairment charges of $36,079 and $1,345 for goodwill and intangible assets at the World Almanac reporting unit as a result of our annual impairment review.
e)	WRC Media wrote-off $2,250 of in-process R&D related to a next generation reading system deemed not to be technologically feasible in fiscal 2000.

Back to Contents

Selected Historical Consolidated Financial Information Weekly Reader

The following table presents selected historical consolidated financial information for Weekly Reader and its subsidiaries as of and for each of the five years in the period ended December 31, 2004. The selected historical consolidated financial information presented below is derived from the historical consolidated financial statements of Weekly Reader as of December 31, 2000, 2001, and 2002 and for the years ended December 31, 2000 and 2001 which are not included in this annual report, as well as the historical consolidated financial statements of Weekly Reader as of December 31, 2003 and 2004 and for the years ended December 31, 2002, 2003 and 2004 which are included elsewhere in this annual report. The selected historical consolidated financial statements do not indicate results of operations as of any future date or for any future period. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations–Weekly Reader and Subsidiaries” and the financial statements and related notes to them included elsewhere in this report.

ITEM 6. Selected Financial Data — Weekly Reader Corporation and Subsidiaries

	Year Ended December 31,
	2000	2001	2002	2003	2004

	(unaudited)
Statement of Operations Data:
Revenue, net	$154,873	$158,480	$155,055	$152,110	$161,865
Gross profit	113,642	117,583	116,408	114,371	122,500
Sales and marketing	27,183	29,478	28,179	28,241	33,557
general and administrative expenses (a)	42,214	45,026	43,513	44,002	47,291
other operating costs:
Restructuring costs and other non-recurring expenses (b)	—	—	4,280	(516)	(15)
Amortization of goodwill and intangible assets and depreciation (c)	8,812	10,749	9,221	10,794	9,921
Income from operations	35,433	32,330	31,215	31,850	31,746
Interest expense	34,293	32,267	28,877	28,091	52,419
Net income (loss)	779	(852)	(898)	2,451	(22,196)
Balance Sheet Data:
(end of year)
Working capital (deficit)	(2,376)	(5,575)	(8,762)	(3,043)	14,996
Total assets	227,377	229,150	226,084	222,756	252,025
Long term obligations (Long-term debt, including current portion and redeemable preferred stock)	362,676	382,984	393,592	410,038	453,868
total stockholders’ deficit	(202,392)	(215,872)	(231,226)	(240,958)	(256,233)
Other data:
Capital expenditures and prepublication costs	$7,613	$10,966	$10,834	$9,576	$10,330

(a)	General and administrative expenses comprise distribution, circulation and fulfillment, editorial and general and administrative expenses.
(b)
For the years ended December 31, 2002, 2003 and 2004, $4,280, ($516) and ($15) of restructuring costs and other non-recurring expense were recorded in connection with the Company’s 2002 Plan of Restructuring. The major cost reduction initiatives included in the 2002 Plan of Restructuring consisted of: closure of facilities and a reduction in work force. Fifty-one positions were eliminated throughout Weekly Reader Corporation. The workforce reduction involved each of the three operating units of Weekly Reader Corporation. For the year ended December 31, 2004, an adjustment of $15 was recognized relating to updating assumptions used in determining the fair value of remaining lease obligations associated with facilities vacated in 2002.

(c)	Includes depreciation of fixed assets, amortization of prepublication costs, goodwill, and other intangibles.

Back to Contents

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding the financial condition as of December 31, 2004 of WRC Media Inc. (“WRC Media”) and its subsidiaries, Weekly Reader Corporation (“Weekly Reader”) and its subsidiaries, and their results of operations for the years ended December 31, 2002, 2003 and 2004. You should read the following discussion in conjunction with the Consolidated Financial Statements of WRC Media and its subsidiaries and Weekly Reader and its subsidiaries and the Notes thereto included in “Item 8. Consolidated Financial Statements.” Unless the context otherwise requires, the terms “we,” “our,” and “us” refer to WRC Media and its subsidiaries. This discussion and analysis contains forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

Overview

We are a leading publisher of supplemental education materials for the Pre-K-12 education market. Our portfolio of products includes a broad range of both print and electronic supplemental instructional materials, testing and assessment products and library materials, several of which have been published for over 100 years. Our revenues consist primarily of subscription revenues from our periodicals; revenues from sales of printed products including nonfiction and fiction books, workbooks, worktexts, reference materials and test preparation materials; computer courseware and hardware; professional development services; and technical support services.

Weekly Reader is a leading publisher of classroom periodicals based on the 2003-2004 school year circulation of 6.4 million subscribers. In addition to our well-recognized classroom periodicals, such as Weekly Reader and Current Events, we publish distinct, grade- specific basic and life skills workbooks. American Guidance Service, Inc. (“AGS”) has been a leading publisher of individually administered and group testing and assessment products, and supplemental instructional materials for over 47 years. AGS’s testing and assessment products are primarily for K-12 students and its supplemental instructional materials are primarily for low-performing students in middle and secondary schools. Compass/ChildU is a research-based, technology learning solutions company that produces comprehensive educational assessment, curriculum and management tools for grades Pre-K-12, all of which are aligned to local, state and national standards. Compass/ChildU’s library of content contains over 4,000 hours of standards based instruction in subject areas of reading, writing, language arts, mathematics, science, social studies, and project based learning. This interactive, standards-based managed assessment and curriculum helps educators individualize learning on a per student basis. Compass/ChildU has been serving the Pre-K-12 markets for over 30 years and its products have been a significant part of the learning and teaching process. Research on Compass/ChildU products demonstrates the efficacy of our products in various environments and under a diverse set of circumstances. World Almanac has been a leading publisher of reference and informational materials targeted to K-12 students, as well as other well-known general reference and informational materials, for over 135 years. World Almanac publishes well-known print reference materials, such as The World Almanac and Book of Facts, The World Almanac For Kids and nonfiction and fiction books for K-12 students under three Gareth Stevens imprints. In addition, World Almanac publishes electronic reference materials such as the Funk & Wagnalls Encyclopedia database and an Internet-based version of Facts On File World News Digest, which in its print version is World Almanac’s leading subscription-based product with renewal rates averaging 86% from 1997 through 2003. World Almanac also distributes third-party products that are targeted for K-12 students through its Gareth Stevens and World Almanac Education Library Services (“WAELS”) catalogs.

The education market follows the cycles of the overall economy, generally on a trailing basis. This correlation is more pronounced for certain sectors of the supplementary education market than others, reflecting the impact of legislative pedagogical initiatives. For instance, Congress has recently approved provisions that permit teachers to use supplemental instructional materials to support the instruction of children served by Individuals with Disabilities Education Act (IDEA)-authorized programs. English Language Learners programs are also receiving funding increases in excess of the overall growth in educational funding. However, in certain other segments, such as digital curriculum and the library market,

Back to Contents

funding remains tight. There are indications that the economy, and the resulting state and local funding, is improving. Accordingly, we are seeing signs of a moderately improving K–12 funding environment. In addition, funding provided by the No Child Left Behind Act (“NCLB”), which was passed in 2002, is being disbursed. We believe that the delay in the availability of funds was caused by a number of factors which included:

•	A change in the mix for formula-based grants and competitive grants which required school districts to change the way they applied for and received state funding;

•	The federal government’s guidelines to states for distributing funds and in turn, each state’s interpretation of the rules to satisfy these guidelines;

•
The federal government’s new requirements, like the need for professionals with a minimum two-year degree and the emphasis on scientifically based programs, caused some confusion at the school level; and

•	Together these changes caused delays in the movement of funds from the federal and state sources to the school district level.

After several years, however, coinciding with the 2004-2005 school year, the operating environment showed signs of a recovery beginning in the third quarter of 2004. In particular state budgets showed improvement as school districts gained a better understanding of the requirements for funding under the “No Child Left Behind Act.” In turn, Federal funds associated with the “No Child Left Behind Act” are now being disbursed to school districts at a faster rate.

WRC Media’s business strategy is to drive growth by leveraging our new product offerings in 2004 with investments in sales and marketing programs to drive expansion into our core markets, while expanding into new distribution channels.

Our operations are conducted primarily through the following four operating segments: Weekly Reader; American Guidance; Compass/ChildU and World Almanac.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, reserves for sales returns and the recoverability of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates, which would affect our reported results from operations. The following is a description of what we believe to be the critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

The Company’s revenue recognition policies for its principal businesses are as follows:

•  Periodicals.     Revenue is deferred and recognized ratably over the subscription period as the periodicals are delivered.

•  Educational Publishing.     For shipments to schools, revenue is recognized on passage of title, which occurs upon shipment. Shipments to depositories are made on consignment. Revenue is recognized based on reported shipments from the depositories to the schools. Likewise, shipments to the distributor of the World Almanac and Book Of Facts and the World Almanac For Kids books are consignment sales. Revenue is recognized based on reported shipments from the distributor to its customers (primarily retail book stores).

Back to Contents

For certain software-based product, the Company offers new customers installation and training. In such cases, revenue is recognized when installation and training are complete.

•  Reference and Trade.     Revenue from the sale of children’s books through the wholesale channel are recognized when books are shipped to wholesalers. Sales to school and public libraries made through the telemarketing preview channel are recorded upon notification from the customer of their intention to retain the previewed product. The sale of children’s books to bookstores and mass merchandisers primarily are recognized by the Company at the time the distributor ships these products to its customer. Concurrent with the recording of this revenue, the Company records distributions fees as a reduction of revenue.

•  Educational Software and Related Products and Services.     Software revenues are recognized in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under SOP 97-2, we recognize revenue for hardware and software sales upon shipment of the product, provided collection of the receivable is probable, payment is due within one year and the fee is fixed or determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If significant post-delivery obligations, revenues are deferred until no significant obligations remain. Revenue from service contracts, instruction and user training is recognized as the services are performed. Software hosting services and post-contract support is recognized ratably over the term of the related contract. Deferred revenue represents the Company’s obligation to perform under signed contracts. For contracts with multiple elements (e.g., deliverable and undelivered products, maintenance and other post-contract support), the Company allocates revenue to each undelivered element of the contract based on vendor specific objective evidence of its fair value. The Company recognizes revenue allocated to delivered products on the residual method when the criteria for product revenue recognition set forth above are met. Certain of the Company’s customers are subject to fiscal funding requirements. If the funding requirements are subject to governmental approval, the likelihood of cancellation is assessed. If the likelihood of cancellation is assessed as remote, revenue is recognized. If the likelihood of cancellation is assessed as other than remote, revenue is deferred. If the funding requirements are subject to non-governmental approval, revenue is deferred and recognized in accordance with the remaining provisions of SOP 97-2. The Company also enters into lease financing arrangements for its software products and services. These leases are immediately assigned to a third-party with no recourse to the Company. The Company retains no risk in these arrangements and has no history of granting concessions related to the arrangements. Accordingly, the Company recognizes revenue upon delivery of its products and services under these lease arrangements.

•  Licensing.     Licensing revenue is recorded in accordance with royalty agreements at the time licensed materials are available to the licensee and collections are reasonably assured.

•  Advertising.     Revenue is recognized when the periodicals are shipped and available to the subscribers.

Pre-publication Costs

Marketing, selling, distribution, editorial, and other general and administrative expenses are generally expensed as incurred. Certain editorial costs relating to the American Guidance, Weekly Reader and World Almanac product lines are deferred and amortized using both straight-line and accelerated methods over periods ranging from five to ten years. The amortization is based on the expected life of the publication, which is determined based on the Company’s historical experience with similar publications.

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

Back to Contents

Amortization of direct-response advertising costs is included in marketing and selling expenses in the Company’s consolidated statement of operations.

Allowance for Doubtful Accounts

Allowances for doubtful accounts are estimated losses resulting from our customers’ failure to make required payments. The Company continually monitors collections from customers and provides a provision for estimated credit losses based upon historical experience. The Company aggressively pursues collection efforts on these overdue accounts and upon collection reverses the write-off in future periods. If future payments by our customers were to differ from our estimates, we may need to increase or decrease our allowances for doubtful accounts.

Reserve for Sales Returns

Reserves for sales returns and allowances are primarily related to our printed publications. The Company estimates and maintains these reserves based primarily on its distributors’ historical return practices and our actual return experience. If actual sales returns and allowances differ from the estimated return and allowance rates used, we may need to increase or decrease our reserve for sales returns and allowances.

Impairment of Long-lived Assets

The Company periodically evaluates the recoverability of our long-lived assets, including property and equipment, and finite lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our evaluations include analyses based on the undiscounted cash flows generated by the underlying assets, profitability information, including estimated future operating results and/or trends. If the value of the asset determined by these evaluations is less than its carrying amount, an impairment charge is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge to the carrying value of the asset, in the future.

Goodwill and Other Identified Intangible Assets

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. Determining whether an impairment of goodwill has occurred requires valuation of the respective reporting unit, which we estimate using both discounted cash flow as well as market approach methodologies. In applying these methodologies, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

If this analysis indicates goodwill is impaired, measuring its impairment requires a fair value estimate of each identified tangible and intangible asset.

We test intangible assets with indefinite lives annually for impairment using a fair value methodology such as discounted cash flows.

Valuation of Equity Instruments

The Company has granted stock options to certain of its employees. Certain of these options contain a cashless exercise provision, which require the Company to account for such options using variable plan accounting. The Company recognizes compensation expense related to those options with the cashless exercise provision if fair market value of the Company’s common stock, as estimated by the Company’s Board of Directors, exceeds the exercise price of the options.

The fair market value of the Company’s common stock is determined by its Board of Directors based on information available to the Board of Directors at the time of determination. The Board considers factors such as the Company’s current and expected future results of operations, current market conditions and the values of other similar companies.

Back to Contents

Software Development Costs

The Company capitalizes software development costs under the provisions of either Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) or Statement of Financial Accounting Standards (“SFAS”) 86, “Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), based on the intended use of the software.

Research and development costs are charged to expense when incurred. Additionally, the Company capitalizes acquired and developed technologies that meet the provisions of SFAS 86. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. Software development costs are amortized on a straight-line basis over four years or the expected life of the product, whichever is less. The Company periodically evaluates the net realizable value of capitalized software development costs based on factors such as budgeted sales, product development cycles and management’s market emphasis.

The Company capitalizes the costs of acquiring, developing and testing software to meet the Company’s internal needs. Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Internal use software development costs are amortized using the straight-line method over a two to five-year period.

Valuation of Deferred Tax Assets

The Company is not currently recognizing income and due to its lack of historical earnings has determined it is not likely to realize the benefit of its net deferred tax assets, and accordingly, records a 100% valuation reserve against its net deferred tax assets, exclusive of deferred tax liabilities that cannot be offset. To the extent the Company recognizes income in future years, the tax provision will reflect the realization of such benefits, with the exception of benefits attributable to acquired deferred tax assets. The recognition of such amount in future years will be allocated to reduce the excess of the purchase price over the net assets acquired and other non-current intangible assets.

Back to Contents

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments as of December 31, 2004 are as follows:

Contractual Obligations
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Lines of Credit	$—	$—	$—	$—	$—
Second Lien Credit Facility	145,000	—	—	145,000	—
Average Interest Rate	6.76% (A)
Senior Subordinated Notes	152,000	—	—	152,000	—
Average Interest Rate	12.75%
Operating Leases	30,511	6,022	9,917	4,731	9,841
Employment Obligations	6,936	4,907	2,029	—	—
Other Long-Term Obligations	165,405	—	—	—	165,405

Total Contractual
Cash Obligations	$499,852	$10,929	$11,946	$301,731	$175,246

(A) Interest rate through April 29, 2005.

Commercial Commitments
Other	Total	Amount of Commitment Expiration Per Period
Commercial	Amounts	Less than			After
Commitments	Committed	1 year	2-3 years	4-5 years	5 years

Lines of Credit	$27,925	$—	$27,925	$—	$—
Standby Letters Of Credit	2,075	—	2,075	—	—

Total Contractual
Cash Obligations	$30,000	$—	$30,000	$—	$—

On March 29, 2004, the Company refinanced all of its term loans under its Senior Bank Credit Facilities (“the First-Lien Facility”) with a $145,000 senior, second-priority lien secured financing that was provided to the Company pursuant to a term loan facility (the “Second-Lien Facility”). The proceeds of the Second Lien Facility were used (i) to refinance in full all term loans outstanding under the First-Lien Facility, (ii) to pay fees and expenses related to the Second-Lien Facility and all transactions contemplated in connection therewith and (iii) for general corporate purposes of the Company.

All payment obligations under the Second-Lien Facility are secured by a second-priority lien on the collateral securing the First-Lien Facility; provided that all obligations under the Second-Lien Facility will rank equally in right of payment with all payment obligations under the First-Lien Facility and will not otherwise be subordinated in any respect to the First-Lien Facility. The Second-Lien Facility has a maturity of March 29, 2009.

In connection with entering into the Second-Lien Facility, we entered into an amendment and restatement of our First-Lien Facility, which now consists solely of a $30,000 revolving credit facility. The First-Lien Facility, as amended and restated, has a maturity of December 29, 2008.

Revenues

For the year ended December 31, 2004, WRC Media and its subsidiaries had net revenue of $209.5 million. On a separate company basis, for the year ended December 31, 2004, Weekly Reader (excluding American Guidance and World Almanac) had net revenue of $45.7 million, American Guidance had net

Back to Contents

revenue of $70.8 million, World Almanac had net revenue of $45.4 million, and Compass/ChildU had net revenue of $47.6 million.

The Weekly Reader Corporation’s revenues are derived from the Weekly Reader operations, as well as from the operations of American Guidance and World Almanac. Weekly Reader, not including American Guidance or World Almanac, derives revenues from four primary sources: periodicals; skills books; licensing and sponsored instructional materials published by its Consumer and Custom Publishing group. Weekly Reader’s periodicals are sold as subscriptions, the great majority of which are for periods of twelve months or less, with a significant amount of each year’s revenues coming from subscription renewals. The Consumer and Custom Publishing group sponsored supplemental educational materials are paid for by corporate, trade associations or not-for-profit sponsors and are distributed for free primarily to K-12 students.

American Guidance derives revenues from two product lines: testing and assessment products; and core-curriculum and supplemental instructional materials. Testing and assessment products are typically sold in kits containing the test, test record forms, easels used to administer the test, scoring sheets and a manual describing the proper use of the test. Each test uses a different test record form, which typically come in packages of 25 and must be purchased from American Guidance for as long as the school uses the test. Some tests are used for over 15 years. American Guidance’s core-curriculum supplemental instructional materials are sold primarily to middle and secondary schools.

World Almanac derives revenues primarily from the sale of its reference and informational materials, including: printed products and electronic databases; nonfiction and fiction books; and the distribution of third-party products targeted for K-12 students.

Weekly Reader’s subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription, whereas sales of its other products, including sponsored instructional materials, skills books, tests and other supplemental instructional materials, are recognized as revenue upon shipment, net of an allowance for returns.

Compass/ChildU’s revenues are derived from its software products, professional development services, technical support services, and hardware sales.

Software products consist of electronic courseware, management system and assessment tools derived on a school’s platform of choice including LAN, WAN and Internet access.

Professional development services generally consist of a specific number of days of training. Technical support service contracts are typically for one-year periods and are provided at varying levels, from telephone help-line services to priority systems engineer dispatching. Compass/ChildU’s electronic courseware customers purchase, on average, six days of professional development services and a one-year technical support contract for help-line and systems engineer services in connection with their software purchases. These service contracts are frequently renewed before the expiration of the initial service period, with approximately 66% of technical support and approximately 11% of professional development contract dollars for the year ended December 31, 2004 coming from renewal contracts.

Professional development services revenue is recognized as the services are performed and technical support services revenue is recognized ratably over the related contract.

Compass/ChildU’s hardware revenues are generally derived from reselling hardware to customers who request that Compass/ChildU provide a package of software and hardware. Currently, Compass/ChildU is a reseller for Apple, Gateway and Dell computers in order to accommodate requests by customers for complete hardware and software solutions. Revenues from sales of hardware are typically recognized upon shipment.

Operating Costs and Expenses

For Weekly Reader, operating costs and expenses are comprised primarily of cost of goods sold; sales and marketing; distribution, circulation and fulfillment; editorial; general and administrative expenses; corporate overhead costs; and depreciation and amortization.

Back to Contents

Weekly Reader’s cost of goods sold for its products consist primarily of paper, printing, binding costs, freight and royalty costs.

Sales and marketing expenses are typically for employees and direct marketing costs including postage, paper, printing, advertising, mailing list rental fees, and telemarketing costs.

Distribution, circulation and fulfillment expenses are typically for postage, internal and third-party fulfillment, warehousing, shipping, and customer service.

Weekly Reader’s editorial costs consist of expenses incurred for employees as well as third-party contractors, such as development houses and freelancers, net of capitalization.

General and administrative expenses consist primarily of salaries and fringe benefits for executives as well as for finance, information technology, purchasing, facilities and human resources employees and related departmental costs; information technology expenses, other than salaries; and real estate expenses. General and administrative expenses also include corporate overhead expense including costs for: amounts allocated as corporate overhead by WRC Media for services and administrative functions shared with WRC Media’s other operating companies, including, but not limited to, executive management costs, real estate expenses, and third-party costs.

Compass/ChildU’s operating costs and expenses consist primarily of cost of products sold; sales and marketing; research and development; and general and administrative expenses.

Sales and marketing expenses are the largest component of operating costs and expenses and consist primarily of direct sales force expenses, primarily compensation, sales commissions and travel and entertainment as well as expenses for promotional activities.

Cost of products sold consist primarily of: production and packaging costs and royalty expenses; salaries and related costs of employees providing professional development services and technical support services for Compass/ChildU’s services business; amortization of capitalized development costs, and the cost to Compass/ChildU to purchase the hardware for resale, as well as the internal cost to support this line of business.

Research and development costs consist primarily of salaries and related costs of employees, as well as temporary staff hired as needed. Beginning in 2002, certain software development costs related to the Compass/ChildU developed CompassLearning Odyssey on-line software product were capitalized. For the year ended December 31, 2004 capitalized software development costs associated with the CompassLearning Odyssey on-line software product approximated $5.4 million.

Consolidated Results of Operations For the Year Ended December 31, 2004 — WRC Media Inc. and Subsidiaries

The results of operations of WRC Media and its subsidiaries encompass the operations of the Weekly Reader Corporation, including Weekly Reader, AGS and World Almanac CompassLearning, and ChildU, Inc. (“ChildU”). The results of operations of WRC Media and its subsidiaries should be read together with the separate discussion of the results of operations of the Weekly Reader Corporation.

In analyzing WRC Media’s results for the years ended December 31, 2002, 2003 and 2004, the seasonal nature of WRC Media’s business should be considered. As a result of seasonality, approximately 20% of WRC Media’s publication and related service revenues usually occur in its first quarter, 20% in its second quarter, and 60% in the third and fourth quarters combined. However, unlike this revenue stream, many of WRC Media’s expenses are incurred evenly throughout the year.

Back to Contents

WRC Media analyzes its revenues, expenses and operating results on a percentage of net revenue basis. The following table sets forth, for the periods indicated, consolidated statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net revenue.

	Year Ended December 31,
	2003		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue

	(Dollars in millions)
Revenue, net	$202.7	100.0%	$209.5	100.0%
Cost of goods sold	56.4	27.8%	58.8	28.1%

Gross profit	146.3	72.2%	150.7	71.9%
Costs and expenses:
Sales and marketing	47.2	23.3%	52.4	25.0%
Research and development	1.4	0.7%	1.8	0.9%
Distribution, circulation and fulfillment	14.6	7.2%	14.9	7.1%
Editorial	10.4	5.1%	10.8	5.2%
General and administrative	25.4	12.5%	29.6	14.1%
Restructuring costs and other non-recurring expenses	1.0	0.5%	1.5	0.7%
Depreciation	2.3	1.1%	1.8	0.9%
Amortization of intangible assets	17.5	8.6%	16.4	7.8%
Impairment of goodwill and intangible assets	—	0.0%	37.4	17.9%

Total costs and expenses	119.8	59.1%	166.6	79.5%

Income from operations	26.5	13.1%	(15.9)	(7.6%)

Interest expense, including amortization of deferred financing costs	(29.3)	(14.5%)	(56.6)	(27.0%)
Loss on investment	—	0.0%	—	0.0%
Other income (expense), net	(1.5)	(0.7%)	(1.0)	(0.5%)

Loss before income tax provision	(4.3)	(2.1%)	(73.5)	(35.1%)
Income tax provision	3.1	1.6%	(2.1)	(1.0%)

Net loss	$(7.4)	(3.7%)	$(71.4)	(34.1%)

Adjusted EBITDA (a)	$48.6	24.0%	$42.9	20.5%

(a)
Adjusted EBITDA represents earnings before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs and other non-recurring expenses of $1.0 million for the year ended December 31, 2003 and restructuring costs of $1.5 million for the year ended December 31, 2004 and an impairment charge of $37.4 million in 2004. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media’s performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit’s performance based on their Adjusted EBITDA results. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Back to Contents

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue, net.     For the year ended December 31, 2004, net revenue increased $6.8 million, or 3.4%, to $209.5 million from $202.7 million in 2003. This increase was primarily due to a increase in net revenue at the Weekly Reader Corporation of $9.8 million, or 6.4%, to $161.9 million from $152.1 million in 2003 partially offset by a decrease in net revenue at Compass/ChildU of $3.0 million, or 5.9%, to $47.6 million from $50.6 million in 2003.

The increase in net revenue at the Weekly Reader Corporation was due to (1) an increase in net revenue at AGS of $14.2 million or 25.1% to $70.8 million from $56.6 million in 2003 as Assessment and Curriculum revenue increased by $11.0 million and $3.2 million, respectively, over 2003 driven by new product releases and an improved funding environment in the testing and assessment segment driven by the Federal No Child Left Behind Act (the “NCLB Act”). The increase at AGS was partially offset by (2) a decrease in net revenue at Weekly Reader, excluding World Almanac and AGS, of $0.6 million, or 1.3%, to $45.7 million from $46.3 million in 2003 primarily due to a decrease in net revenue in the Consumer and Custom Publishing segment as a result of fewer shipments of custom publishing projects and lower licensing revenue and (3) a decrease in net revenue at World Almanac of $3.8 million or 7.7% to $45.4 million from $49.2 million in 2003 due to lower net revenue at WAE Library Services due to lower catalog sales reflecting the unfavorable funding environment and lower net revenue at Gareth Stevens as a result of a decrease in telesales partially offset by an increase in sales from its wholesale channel.

The revenue decrease at Compass/ChildU was primarily due to a decrease in educational software revenue of $3.9 million. The software decline was primarily attributable to delayed purchasing decisions resulting from the weak education funding environment. With the increasing course content of the CompassLearning Odyssey internet-based product, fewer customers are purchasing our classic product. In addition, the K-12 funding environment continues to be impacted by state budget deficits, which have been causing reductions in state and local educational spending, including spending for teachers, training and supplemental educational materials. While we believe WRC Media will benefit from the provisions in the NCLB Act, most of the increase in Federal educational funding for the 2003-2004 school year was offset by lower state and local education funding for the same period.

Gross profit.     For the year ended December 31, 2004, gross profit increased by $4.4 million or 3.0%, to $150.7 million from $146.3 million in 2003. Gross profit at the Weekly Reader Corporation increased $8.1 million or 7.1% to $122.5 million from $114.4 million from the same period in 2003 as a result of an increase in gross profit at AGS of $11.2 million from 2003 driven by the volume increase described above partially offset by a decrease in gross profit at World Almanac of $2.9 million from 2003 due primarily to the volume decrease described above.

The increase in gross profit at the Weekly Reader Corporation was partially offset by a decrease in gross profit of $3.8 million at Compass/ChildU from 2003 resulting from fixed costs of sales components applied to a lower revenue base and a low margin services sale. WRC Media’s gross profit as a percentage of revenue decreased slightly to 71.9% from 72.2% from 2003 due to the factors discussed above.

Costs and expenses.     For the year ended December 31, 2004, operating costs and expenses increased by $46.8 million, or 39.1%, to $166.6 million from $119.8 million from 2003. Costs and expenses as a percentage of net revenue increased to 79.5% from 59.1% from 2003. This increase was primarily the result of: (i) impairment of goodwill and intangible assets of $37.4 million attributable to World Almanac, (ii) higher sales and marketing expenses of $5.2 million or 11.0% primarily attributable to AGS consisting of $3.8 million resulting from increases in sales bonuses and commissions attributable to the increase in revenue, increases in the number of sales representatives, and increases in the distribution of complimentary new product samples to prospective customers over 2003. There was also an increase in sales and marketing costs of $1.5 million at Weekly Reader, excluding AGS and World Almanac, primarily due to an increase in new customer acquisition charges; and (iii) $4.2 million or 16.5% increase in general and administrative expenses primarily due to increases in legal, audit, tax and consulting professional fees primarily related to the previously disclosed SEC inquiry and the re-audit of our 2001 financial statements.

Back to Contents

Interest expense, including amortization of deferred financing costs.     For the year ended December 31, 2004, interest expense, including amortization of deferred financing costs, increased by $27.3 million, or 93.2%, to $56.6 million from $29.3 million in 2003 as the adoption of SFAS 150 requires dividends and accretion on the 15% Senior Preferred Stock to be recorded as interest expense in the statement of operations for all periods starting January 1, 2004. The dividends and accretion on the 15% Senior Preferred Stock for the year ended December 31, 2004 increased interest expense by $22.0 million and $1.0 million, respectively. In addition, deferred financing fees of $1.9 million attributable to the First-Lien Credit Facility that was refinanced in part by the Second-Lien Credit Facility, which closed on March 29, 2004 were written off in the first quarter of 2004. Interest expense on long term-debt increased by $2.3 million primarily due to higher interest rates and higher loan balances in 2004 as compared to 2003. Interest expense as a percentage of net revenue increased to 27.0% from 14.5% from 2003.

Income tax provision (benefit).     For the year ended December 31, 2004, the provision for income taxes decreased by $5.2 million or 167.7% to an income tax benefit of $2.1 million from a provision for income taxes of $3.1 million in 2003. The Company recorded non- cash deferred income tax expense of $2.9 million in 2003 related to tax amortization of goodwill and indefinite lived assets that will not reverse prior to the expiration period of the Company’s temporary differences. The company recorded an income tax benefit of $2.5 million for the year ended December 31, 2004, primarily resulting from the impairment of certain assets which reduced the deferred tax liability as of December 31, 2004.

Adjusted EBITDA.     For the year ended December 31, 2004, Adjusted EBITDA decreased $5.7 million, or 11.7%, to $42.9 million from $48.6 million for the same period in 2003. This decrease was primarily attributable to the factors described above. Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $1.5 million for the year ended December 31, 2004 and restructuring costs and other non-recurring expenses of $1.0 million for the year ended December 31, 2003 and the goodwill impairment charge of $37.4 million in 2004. Adjusted EBITDA is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media’s performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit’s performance. We also useAdjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to Net loss is as follows:

	Year ended December 31,
	2003	2004

	(Dollars in millions)
Adjusted EBITDA reconciliation to Net Loss
Net Loss	$(7.4)	$(71.4)
Non-cash expenses	0.3	—
Depreciation and amortization of intangibles(a)	22.3	20.9
Impairment of goodwill and intangible assets	—	37.4
Income taxes	3.1	(2.1)
Interest expense	29.3	56.6
Restructuring costs	0.8	1.5
Non-recurring expenses	0.2	—

Adjusted EBITDA	$48.6	$42.9

(a)	Amount includes amortization of capitalized software costs of $2.5 and $2.7 for 2003 and 2004, respectively which are included in costs of sales in the consolidated statements of operations.

Back to Contents

Results of Operations For the Year Ended December 31, 2004 — WRC Media Inc. and Subsidiaries — Segments

Weekly Reader

	Year Ended December 31,
	2003	2004

	(Dollars in millions)
Revenue, net	$46.3	$45.7
Income from operations	9.0	6.7
Percentage of net revenue	19.4%	14.7%

Revenue, net.     For the year ended December 31, 2004, net revenue at the Weekly Reader segment decreased by $0.6 million, or 1.3%, to $45.7 million from $46.3 million for the same period in 2003 as a result of a decrease in periodical revenue of $0.6 million due to the shifting of issues from 2004 to 2005 and lower spring circulation revenue, a decrease in revenue of $0.6 million at Consumer and Custom Publishing group as a result of fewer shipments of custom publishing projects, and lower licensing revenue. These decreases were partially offset by higher Skill Books revenue of $1.0 million from election book sales. The election books are published every four years in connection with the presidential election cycle.

Income (loss) from operations.     For the year ended December 31, 2004,segmentincome from operations decreased by $2.3 million or 25.6% to $6.7 million from $9.0 million as gross profit decreased by $0.2 million as a result of the volume decreases described above, partially offset by a favorable sales mix. Sales and marketing costs increased by $1.5 million from the same period in 2003 primarily due to an increase in new customer acquisition charges. Editorial costs increased by $0.4 million from the same period in 2003 due to greater new supplemental product development costs. General and administrative expense increased by $0.4 million from the same period in 2003 primarily due to higher employee separation and other compensation costs. These increases were partially offset by a decrease in distribution, circulation and fulfillment expenses.

AGS

	Year Ended December 31,
	2003	2004

	(Dollars in millions)
Revenue, net	$56.6	$70.8
Income from operations	14.2	20.5
Percentage of net revenue	25.1%	29.0%

Revenue, net.     For the year ended December 31, 2004, net revenue at the AGS segment increased by $14.2 million or 25.1% to $70.8 million from $56.6 million in 2003. AGS Assessment net revenue increased by $11.0 million from 2003 as a result of the continued acceptance of new product releases and net curriculum revenue increased $3.2 million over 2003 driven by sales of revised textbooks.

Income from operations.     For the year ended December 31, 2004, segment income from operations increased by $6.3 million or 44.4% to $20.5 million from $14.2 million in 2003 as gross profit increased by $11.2 million as a result of the volume increase described above. The increase in gross profit was partially offset by increases in sales and marketing expense of $3.8 million and general and administrative expense of $0.6 million from 2003. The increase in sales and marketing expenses resulted from increases in sales bonuses and commissions attributable to the increase in revenue, increases in the number of sales representatives, and increases in the distribution of complimentary new product samples to prospective customers from 2003. The increase in general and administrative expense was due to increases in professional fees for consulting and recruiting of $0.4 million, as well as higher occupancy costs.

Back to Contents

Compass/ChildU

	Year Ended December 31,
	2003	2004

	(Dollars in millions)
Revenue, net	$50.6	$47.6
Loss from operations	(1.2)	(6.5)
Percentage of net revenue	(2.4%)	(13.7%)

Revenue, net.     For the year ended December 31, 2004, net revenue at the Compass/ChildU segment decreased by $3.0 million or 5.9% to $47.6 million from $50.6 million for the same period in 2003. This decrease was primarily due to a decrease in software revenue of $3.9 million and a decrease in technical support revenue of $0.6 million from 2003 partially offset by an increase in service revenue from professional development of $1.1 million from 2003. The software decline was primarily attributable to lower sales of the classic software product, as well as delayed purchasing decisions resulting from the weak education funding environment.

Loss from operations.     For the year ended December 31, 2004, segment loss from operations increased by $5.3 million or 441.7% to $6.5 million from $1.2 million in 2003 as gross profit decreased by $3.7 million as a result of the volume decrease described above and as the fixed costs of sales components were applied to a lower software revenue base and also as a result of a low margin professional services sale. In addition, general and administrative expense increased $1.2 million primarily due to professional fees incurred as a result of the previously disclosed SEC inquiry and restructuring costs increased by $0.5 million from 2003 as a result of updated sub-lease assumptions. These increases were partially offset by a decrease in amortization of intangible assets of $0.4 million due to certain intangible assets becoming fully amortized at the end of 2003.

World Almanac

	Year Ended December 31,
	2003	2004

	(Dollars in millions)
Revenue, net	$49.2	$45.4
Impairment of goodwill and intangibles	—	37.4
Income (loss) from operations	7.4	(32.9)
Percentage of net revenue	15.0%	(72.5%)

Revenue, net.     For the year ended December 31, 2004, net revenue at the World Almanac segment decreased by $3.8 million or 7.7% to $45.4 million from $49.2 million for the same period in 2003. This decrease was primarily due to lower net revenue of $1.3 million at WAE Library Services due to lower catalog sales reflecting the unfavorable funding environment, and lower net revenue of $1.1 million at Gareth Stevens due to a decrease of $2.1 million in its telesales channel, also negatively impacted by the unfavorable funding environment, partially offset by an increase of $0.9 million at its wholesale channel from increased volume.

Income (loss) from operations.     For the year ended December 31, 2004, segment income (loss) from operations decreased by $40.3 million or (544.6)% to a loss of $32.9 million from income of $7.4 million primarily due to an impairment charge of $37.4 million recorded by WRC Media. This charge was recorded based upon the Company’s assessment of the current trends and competitive environment in which the World Almanac’s businesses operate. Gross profit decreased by $2.9 million as a result of the volume decrease described above, a write-off of inventory at WA Books in the first quarter of 2004 and the impact of a discount offer at WAE Library Services that was not in effect during the same period in 2003.

Back to Contents

Consolidated Results of Operations For the Year Ended December 31, 2003 — WRC Media Inc. and Subsidiaries

	Year Ended December 31,
	2002		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue

	(Dollars in millions)
Revenue, net	$207.9	100.0%	$202.7	100.0%
Cost of goods sold	60.0	28.9%	56.4	27.8%

Gross profit	147.9	71.1%	146.3	72.2%
Costs and expenses:
Sales and marketing	48.6	23.4%	47.2	23.3%
Research and development	1.7	0.8%	1.4	0.7%
Distribution, circulation and fulfillment	14.0	6.7%	14.6	7.2%
Editorial	10.9	5.2%	10.4	5.1%
General and administrative	25.9	12.5%	25.4	12.5%
Restructuring costs and other non-recurring expenses	8.6	4.2%	1.0	0.5%
Depreciation	3.1	1.6%	2.3	1.1%
Amortization of intangible assets	16.6	8.0%	17.5	8.6%

Total costs and expenses	129.4	62.2%	119.8	59.1%

Income from operations	18.5	8.9%	26.5	13.1%

Interest expense, including amortization of deferred financing costs	(30.0)	(14.4%)	(29.3)	(14.5%)
Loss on investment	(3.1)	(1.5%)	—	0.0%
Other income (expense), net	0.7	0.3%	(1.5)	(0.7%)

Loss before income tax provision	(13.9)	(6.7%)	(4.3)	(2.1%)
Income tax provision	8.2	3.9%	3.1	1.6%

Net loss	$(22.1)	(10.6%)	$(7.4)	(3.7%)

Adjusted EBITDA (a)	$46.7	22.5%	$48.6	24.0%

(a)
Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $8.6 million for the year ended December 31, 2002 and restructuring costs and other non-recurring expenses of $1.0 million for the year ended December 31, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media’s performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit’s performance based on their Adjusted EBITDA results. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue, net.     For the year ended December 31, 2003, net revenue decreased $5.2 million, or 2.5%, to $202.7 million from $207.9 million in 2002. This decrease was due to a decrease in net revenue at the Weekly Reader Corporation of $2.9 million, or 1.9%, to $152.1 million from $155.0 million in 2002

Back to Contents

combined with a decrease in net revenue at Compass/ChildU of $2.3 million, or 4.3%, to $50.6 million from $52.9 million in 2002.

The decrease in net revenue at the Weekly Reader Corporation was primarily due to (1) a decrease in net revenue at World Almanac of $3.1 million, or 5.9% to $49.2 million from $52.3 million in 2002; (2) a decrease in net revenue at AGS of $1.3 million, or 2.2%, to $56.6 from $57.9 million in 2002. The decreases in revenue at World Almanac and AGS were partially offset by (3) an increase in net revenue at Weekly Reader, excluding World Almanac and AGS, of $1.5 million, or 3.3%, to $46.3 million from $44.8 million in 2002.

The decrease at Compass/ChildU from 2002 was primarily due to a decrease in technical support revenue of $1.0 million, a decrease in service revenue from professional development of $0.7 million and a decrease in hardware sales of $0.5 million.

The K-12 funding environment was impacted by growing state budget deficits, which caused reductions in state and local educational spending, including spending on supplemental educational materials. While we believe WRC Media will benefit from the provisions in the Federal No Child Left Behind Act (the “NCLB Act”), most of the increase in Federal educational funding in 2003 was offset by lower state and local education funding in 2003.

Gross profit.     For the year ended December 31, 2003, gross profit decreased by $1.6 million or 1.1%, to $146.3 million from $147.9 million in 2002. This decrease was due to the revenue decrease discussed above. Gross profit at the Weekly Reader Corporation decreased $2.0 million or 1.7% to $114.4 million for the year ended December 31, 2003 from $116.4 million in 2002 primarily as a result of (1) a decrease in gross profit at World Almanac of $2.4 million from 2002 driven by the volume decrease described above; (2) a decrease in gross profit at AGS of $0.6 million from 2002 driven by the AGS volume decrease described above partially offset by (3) an increase in gross profit at Weekly Reader, excluding AGS and World Almanac of $1.0 million from 2002. Gross profit as a percent of revenue decreased slightly at Weekly Reader, excluding World Almanac and AGS, to 81.0% in 2003 for 81.5% in 2002. At Compass/ChildU gross profit increased $0.4 million. WRC Media consolidated gross profit as a percent of revenue increased slightly to 72.2% for the year ended December 31, 2003 from 71.1% in 2002 mainly due to the change in sales mix discussed above.

Costs and expenses.     For the year ended December 31, 2003, operating costs and expenses decreased by $9.6 million, or 7.4%, to $119.8 million from $129.4 million in 2002. Costs and expenses as a percentage of net revenue decreased to 59.1% from 62.2% in 2002. The decrease was attributable to: (i) $7.6 million or 88.4% decrease in restructuring and other non-recurring charges; (ii) lower sales and marketing expense of $1.4 million or 2.9% due in part to the lower revenue discussed above resulting in lower variable sales and marketing expenses such as sales commissions; (iii) lower depreciation of $0.8 million and (iv) lower general and administrative expenses of $0.5 million. The decrease in general and administrative expenses was primarily due to a reduction of rent expense of $0.7 million resulting from consolidation of facilities and a $2.4 million reduction of fixed overhead costs, primarily compensation costs, offset by an employee severance cost of $1.5 million for a senior executive, higher professional fees of $0.9 million primarily related to legal matters, an SEC inquiry and increased audit fees and higher recruiting fees of $0.5 million related to personnel changes. These decreases were partially offset by higher amortization of intangibles of $0.9 million.

Interest expense, including amortization of deferred financing costs.     For the year ended December 31, 2003, interest expense decreased by $0.7 million, or 2.3%, to $29.3 million from $30.0 million in 2002 and interest expense as a percentage of net revenue increased slightly to 14.5% from 14.4% in 2002.

Loss on investments.     During the year ended December 31, 2002 the Company recorded a loss on investment of $3.1 million. The loss in 2002 related to equity losses attributable to WRC Media’s minority investment in ThinkBox, Inc. There were no losses on investments during the 2003 period.

Other income (expense), net.     For the year ended December 31, 2003, other income (expense), net decreased $2.2 million or 314.3% to $1.5 million expense from $0.7 income 2002. This decrease was primarily driven by a $1.7 million gain from hedging transactions in the 2002 period.

Back to Contents

Income tax provision.     For the year ended December 31, 2003, the provision for income taxes decreased by $5.1 million or 62.2% to an income tax provision of $3.1 million from a provision for income taxes of $8.2 million for the same period in 2002. The Company recorded non-cash deferred income tax expense of $5.2 million on January 1, 2002 and $2.7 and $2.9 million during the years ended December 31, 2002 and December 31, 2003, respectively, which would not have been required prior to the adoption of SFAS 142, “Goodwill and Other Intangible Assets”. The non-cash charge of $5.2 million on January 1, 2002 was recorded to increase the valuation allowance related to the Company’s net operating losses. As a result of the adoption of SFAS 142, book amortization will not occur during the carryforward period of the operating losses. In addition, since book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, the Company will have deferred tax liabilities that will arise each year because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded.

Adjusted EBITDA.     For the year ended December 31, 2003, Adjusted EBITDA increased $1.9 million, or 4.1%, to $48.6 million from $46.7 million for the same period in 2002. This increase is primarily attributable to the factors described above. Adjusted EBITDA represents (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $8.6 million for the year ended December 31, 2002 and restructuring costs and other non-recurring expenses of $1.0 million for the year ended December 31, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media’s performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we us it, in addition to operating income, to evaluate and measure each business unit’s performance based on their Adjusted EBITDA results. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to net loss is as follows:

	Year Ended December 31,
	2002	2003

	(Dollars in millions)
Adjusted EBITDA reconciliation to Net Loss
Net Loss	$(22.1)	$(7.4)
Non-cash expenses	—	0.3
Depreciation and amortization of intangibles(a)	21.9	22.3
Income taxes	8.2	3.1
Interest expense	30.1	29.3
Restructuring costs	8.6	0.8
Non-recurring expenses	—	0.2

Adjusted EBITDA	$46.7	$48.6

(a)	Amount includes amortization of capitalized software costs of $2.2 and $2.5 for 2002 and 2003, respectively which are included in costs of sales in the consolidated statements of operations.

Back to Contents

Results of Operations For the Year Ended December 31, 2003 — WRC Media Inc. and Subsidiaries — Segments

Weekly Reader

	Year Ended December 31,
	2002	2003

	(Dollars in millions)
Revenue, net	$44.8	$46.3
Income from operations	9.1	9.0
Percentage of net revenue	20.3%	19.4%

Revenue, net.     For the year ended December 31, 2003, net revenue at the Weekly Reader segment increased by $1.5 million, or 3.3%, to $46.3 million from $44.8 million in 2002. This increase was primarily attributable to higher revenue at of the Consumer and Custom Publishing group of Weekly Reader as a result of increased sponsored supplemental educational material shipments of $2.5 million, increased licensing revenue of $0.5 million due to higher net revenue from the QVC Shopping Network Channel; partially offset by a decline in periodical circulation revenue of $1.5 million due to the challenging K-12 funding environment.

Income from operations.     For the year ended December 31, 2003, segment income from operations decreased by $0.1 million or 1.1% to $9.0 million from $9.1 million as gross profit increased by $1.0 million as a result of the volume increases described above. The increase in gross profit was offset by an increase in expenses. Weekly Reader’s portion of corporate overhead increased by $0.6 million from 2002 primarily related to severance for a senior executive, higher professional fees due to legal matters, an SEC inquiry and increased audit fees, and higher recruiting fees related to a management change. Distribution, circulation and fulfillment and expenses increased by $0.5 million from 2002 as a result of the increased revenue from the QVC Shopping Network Channel and Consumer and Custom Publishing.

AGS

	Year Ended December 31,
	2002	2003

	(Dollars in millions)

Revenue, net	$57.9	$56.6
Income from operations	14.0	14.2
Percentage of net revenue	24.2%	25.1%

Revenue, net.     For the year ended December 31, 2003, net revenue at the AGS segment decreased by $1.3 million or 2.2% to $56.6 million from $57.9 million for the same period in 2002. Curriculum revenue decreased $2.8 million from 2002 as textbooks/workbooks revenue decreased $1.1 million from 2002 primarily due to several large one-time Literature textbook orders in 2002 that were not repeated in 2003 and current market conditions. Test Prep revenue was down $0.7 million from 2002, due to current market conditions and there was a decline in Backlist Curriculum of $1.0 million from 2002 because these older product lines have not had any recent investment in product development. This decline in Curriculum revenue was partially offset by higher Assessment revenue of $1.5 million primarily driven by an increase in GRADE (Group Reading Assessment and Diagnostic Evaluation) of $1.9 million.

Income from operations.     For the year ended December 31, 2003, segment income from operations increased by $0.2 million or 1.4% to $14.2 million from $14.0 million for 2002. Expenses decreased by $0.8 million from 2002 as general and administrative expenses decreased $0.4 million primarily due to a reduction in legal fees from 2002 and a loss on disposal of assets in 2002 partially offset by an increase in AGS’s portion of corporate overhead of $0.6 million from 2002 primarily related to a severance for a senior executive, higher professional fees due to legal matters, an SEC inquiry and increased audit fees, and higher recruiting fees related to a management change. Editorial expenses decreased $0.8 million from 2002 due to the timing of spending on product development projects and restructuring charges decreased by $0.5 million from 2002 due to a reduction of severance costs. These expense reductions were partially offset by an increase in amortization of intangible assets of $1.1 million driven by an increase in amortization of

Back to Contents

prepublication costs resulting from new product releases and by a decrease in gross profit of $0.6 million as a result of the volume decrease described above.

Compass/ChildU

	Year Ended December 31,
	2002	2003

(Dollars in millions)
Revenue, net	$52.9	$50.6
Loss from operations	(8.8)	(1.2)
Percentage of net revenue	(16.6%)	(2.4%)

Revenue, net.     For the year ended December 31, 2003, net revenue at the Compass/ChildU segment decreased by $2.3 million or 4.3% to $50.6 million from $52.9 million for the same period in 2002. This decrease from 2002 was primarily due to a decrease in technical support revenue of $1.0 million, a decrease in service revenue from professional development of $0.7 million and a decrease in hardware sales of $0.5 million. These declines were primarily attributable to delayed purchasing decisions resulting from the weak education funding environment.

Loss from operations.     For the year ended December 31, 2003, segment loss from operations decreased by $7.6 million or 86.4% to $1.2 million from $8.8 million from 2002 as gross profit increased by $0.4 million as a result of improved margins on the technical support and professional development revenue. Expenses decreased by $7.2 million from 2002. Restructuring costs decreased by $3.2 million from 2002 due to a reduction in severance costs of $1.6 million and a reduction in lease termination costs of $1.6 million, sales and marketing expenses decreased by $1.4 million from 2002 due to decreases in compensation costs and costs of outside services. General and administrative expense decreased $0.7 million from 2002 primarily due to a reduction in compensation costs of $1.5 million partially offset by an increase in Compass/ChildU’s portion of corporate overhead of $0.6 million from 2002 primarily related to severance for a senior executive, higher professional fees due to legal matters, an SEC inquiry and increased audit fees, and higher recruiting fees related to a management change. Amortization of intangible assets decreased by $1.0 million from 2002 due to certain intangible assets becoming fully amortized at the end of 2003.

World Almanac

	Year Ended December 31,
	2002	2003

	(Dollars in millions)
Revenue, net	$52.3	$49.2
Income from operations	11.1	7.4
Percentage of net revenue	21.2%	15.0%

Revenue, net.     For the year ended December 31, 2003, net revenue at the World Almanac segment decreased by $3.1 million or 5.9% to $49.2 million from $52.3 million for the same period in 2002. This decrease was due to lower net revenue of $1.7 million at WAE Library Services and $1.3 million at Gareth Stevens, due in part to state budget deficits, which have directly impacted the catalog channel at WAE Library Services and the telemarketing and wholesale channel sales at Gareth Stevens.

Income from operations.     For the year ended December 31, 2003, segment income from operations decreased by $3.7 million or 33.3% to $7.4 million from $11.1 million primarily due to a reduction in gross profit of $2.4 million as a result of the volume decrease described above. World Almanac’s portion of corporate overhead increased by $0.6 million from 2002 primarily related to severance for a senior executive, higher professional fees due to legal matters, an SEC inquiry and increased audit fees, and higher recruiting fees related to a management change. Distribution, Circulation and Fulfillment expenses increased by $0.2 million over 2002 due primarily to increased fulfillment and warehousing costs at Gareth Stevens.

Back to Contents

Results of Operations For the year ended December 31, 2004 — Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.

	Year Ended December 31,
	2003		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue

	(Dollars in millions)
Revenue, net	$152.1	100.0%	$161.9	100.0%
Cost of goods sold	37.7	24.8%	39.4	24.3%

Gross profit	114.4	75.2%	122.5	75.7%
Costs and expenses:
Sales and marketing	28.3	18.7%	33.6	20.9%
Distribution, circulation and fulfillment	14.6	9.6%	14.8	9.1%
Editorial	10.4	6.8%	10.8	6.7%
General and administrative	19.0	12.5%	21.7	13.4%
Restructuring costs	(0.5)	(0.3%)	—	0.0%
Depreciation	1.7	1.1%	1.5	0.9%
Amortization of intangible assets	9.1	6.0%	8.4	5.2%

Total costs and expenses	82.6	54.3%	90.8	56.1%

Income from operations	31.8	20.9%	31.7	19.6%

Interest expense	(28.1)	(18.5%)	(52.4)	(32.4%)
Other income (expense), net	(0.7)	(0.5%)	(0.8)	(0.5%)

Income before income tax provision	3.0	2.0%	(21.5)	(13.3%)
Income tax provision	0.6	0.4%	0.7	0.4%

Net income (loss)	$2.4	1.6%	$(22.2)	(13.7%)

Adjusted EBITDA(a)	$41.4	27.2%	$40.8	25.2%

(a)
Adjusted EBITDA represents income before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of ($0.5) million for the year ended December 31, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader’s performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit’s performance based on their Adjusted EBITDA results. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue, net.     For the year ended December 31, 2004, net revenue increased $9.8 million, or 6.4%, to $161.9 million from $152.1 million in 2003. The increase in net revenue at Weekly Reader Corporation was due to (1) an increase in net revenue at AGS of $14.2 million or 25.1% to $70.8 million from $56.6 million in 2003 as Assessment and Curriculum revenue increased by $11.0 million and $3.2 million, respectively, over 2003 driven by new product releases. The increase at AGS was partially offset by (2) a decrease in net revenue at Weekly Reader, excluding World Almanac and AGS, of $0.6 million, or 1.3%, to $45.7 million from $46.3 million in 2003 primarily due to a decrease in net revenue in the Consumer and Custom

Back to Contents

Publishing segment as a result of fewer shipments of custom publishing projects and lower licensing revenue and (3) a decrease in net revenue at World Almanac of $3.8 million or 7.7% to $45.4 million from $49.2 million in 2003 due to lower net revenue at WAE Library Services due to lower catalog sales reflecting the unfavorable funding environment and lower net revenue at Gareth Stevens as a result of a decrease in telesales partially offset by an increase in sales from its wholesale channel.

Gross profit.     For the year ended December 31, 2004, gross profit at Weekly Reader increased $8.1 million or 7.1% to $122.5 million from $114.4 million from 2003 primarily as a result of (1) an increase in gross profit at AGS of $11.2 million from 2003 driven by the volume increase described above. The increase at AGS was partially offset by a decrease in gross profit at World Almanac of $2.9 million from 2003 primarily due to the volume decrease described above. Gross profit as a percentage of sales increased slightly to 75.7% for the year ended December 31, 2003 from 75.2% in 2003 for Weekly Reader Corporation and Subsidiaries.

Costs and expenses.     For the year ended December 31, 2004, operating costs and expenses increased by $8.2 million, or 9.9%, to $90.8 million from $82.6 million from 2003. Costs and expenses as a percentage of net revenue increased to 56.1% from 54.3% from 2003. This increase was primarily the result of: (i) higher sales and marketing expenses of $5.3 million or 18.7%, primarily attributable to AGS, consisting of $3.8 million resulting from increases in sales bonuses and commissions attributable to the increase in revenue, increases in the number of sales representatives, and increases in the distribution of complimentary new product samples to prospective customers compared to 2003. There was also an increase in sales and marketing costs of $1.5 million at Weekly Reader, excluding AGS and World Almanac, primarily due to an increase in new customer acquisition charges; (ii) a $2.7 million or 14.2% increase in general and administrative expenses primarily due to increases in legal, audit, tax and consulting professional fees primarily related to the previously disclosed SEC inquiry and the re-audit of our 2001 financial statements; (iii) a $0.5 million increase in restructuring costs due to a reduction in expense in 2003 related to adjustments for updated assumptions for lease termination costs. These higher expenses were partially offset by (iv) lower amortization of intangible assets of $0.7 million or 7.7% for 2003. This was caused by a decrease of $0.5 million at AGS as copyrights related to the Lindy Enterprises, Inc. acquisition in May 2001 becoming fully amortized as of May 2004 partially offset by an increase in pre-publication amortization resulting from new product releases in 2004.

Interest expense, including amortization of deferred financing costs.     For the year ended December 31, 2004, interest expense, including amortization of deferred financing costs, increased by $24.3 million, or 86.5%, to $52.4 million from $28.1 million for 2003 as the adoption of SFAS 150 requires dividends on the 15% Senior Preferred Stock to be recorded as interest expense in the statement of operations for all periods starting January 1, 2004. The dividends on the 15% Senior Preferred Stock for the year ended December 31, 2004 increased interest expense by $22.0 million. In addition, deferred financing fees of $0.4 million attributable to the First-Lien Credit Facility that was refinanced in part by the Second-Lien Credit Facility, which closed on March 29, 2004 were written off in the first quarter of 2004. Interest expense on long term-debt increased by $2.3 million primarily due to higher interest rates and higher loan balances in 2004 as compared to 2003. Interest expense as a percentage of net revenue increased to 32.4% from 18.5% for 2003.

Adjusted EBITDA.     For the year ended December 31, 2004, Adjusted EBITDA decreased $0.6 million, or 1.5%, to $40.8 million from $41.4 million in 2003. This decrease was primarily attributable to the factors described above. Adjusted EBITDA represents income (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs adjustment of ($0.5) million for the year ended December 31, 2003. Adjusted EBITDA is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader’s performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit’s performance. We also useAdjusted EBITDA to evaluate management performance. Adjusted EBITDA may

Back to Contents

not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to Net income (loss) is as follows:

	Year Ended December 31, 2003
Adjusted EBITDA reconciliation to Net Income (Loss)	2003	2004

	(Dollars in millions)
Net income (loss)	$2.4	$(22.2)
Depreciation and amortization of intangibles	10.8	9.9
Income taxes	0.6	0.7
Interest expense	28.1	52.4
Restructuring costs	(0.5)	—

Adjusted EBITDA	$41.4	$40.8

Results of Operations for the Year Ended December 31, 2004 — Weekly Reader Corporation and Subsidiaries – Segments

Weekly Reader

	Year Ended December 31,
	2003	2004

	(Dollars in millions)
Revenue, net	$46.3	$45.7
Income from operations	9.0	6.7
Percentage of net revenue	19.4%	14.7%

Revenue, net.     For the year ended December 31, 2004, net revenue at the Weekly Reader segment decreased by $0.6 million, or 1.3%, to $45.7 million from $46.3 million for the same period in 2003 as a result of a decrease in periodical revenue of $0.6 million due to the shifting of issues from 2004 to 2005 and lower spring circulation revenue, a decrease in revenue of $0.6 million at Consumer and Custom Publishing as a result of fewer shipments of custom publishing projects, and lower licensing revenue. These decreases were partially offset by higher Skill Books revenue of $1.0 million from election book sales. The election books are published every four years in connection with the presidential election cycle.

Income (loss) from operations.     For the year ended December 31, 2004, segment income from operations decreased by $2.3 million or 25.6% to $6.7 million from $9.0 million as gross profit decreased by $0.2 million as a result of the volume decreases described above, partially offset by a favorable sales mix. Sales and marketing costs increased by $1.5 million from the same period in 2003 primarily due to an increase in new customer acquisition charges. Editorial costs increased by $0.4 million from the same period in 2003 due to greater new supplemental product development costs. General and administrative expense increased by $0.4 million from the same period in 2003 primarily due to higher employee separation and other compensation costs. These increases were partially offset by a decrease in distribution, circulation and fulfillment expenses.

AGS

	Year Ended December 31,
	2003	2004

	(Dollars in millions)
Revenue, net	$56.6	$70.8
Income from operations	14.2	20.5
Percentage of net revenue	25.1%	29.0%

Revenue, net.     For the year ended December 31, 2004, net revenue at the AGS segment increased by $14.2 million or 25.1% to $70.8 million from $56.6 million in 2003. AGS Assessment net revenue increased by $11.0 million from 2003 as a result of the continued acceptance of new product releases and net curriculum revenue increased $3.2 million over 2003 driven by sales of revised textbooks.

Back to Contents

Income from operations.     For the year ended December 31, 2004, segment income from operations increased by $6.3 million or 44.4% to $20.5 million from $14.2 million in 2003 as gross profit increased by $11.2 million as a result of the volume increase described above. The increase in gross profit was partially offset by increases in sales and marketing expense of $3.8 million and general and administrative expense of $0.6 million from 2003. The increase in sales and marketing expenses resulted from increases in sales bonuses and commissions attributable to the increase in revenue, increases in the number of sales representatives, and increases in the distribution of complimentary new product samples to prospective customers from 2003. The increase in general and administrative expense was due to increases in professional fees for consulting and recruiting of $0.4 million, as well as higher occupancy costs.

World Almanac

	Year Ended December 31,
	2003	2004

	(Dollars in millions)
Revenue, net	$49.2	$45.4
Income from operations	7.4	4.5
Percentage of net revenue	15.0%	9.9%

Revenue, net.     For the year ended December 31, 2004, net revenue at the World Almanac segment decreased by $3.8 million or 7.7% to $45.4 million from $49.2 million for the same period in 2003. This decrease was primarily due to lower net revenue of $1.3 million at WAE Library Services due to lower catalog sales reflecting the unfavorable funding environment, and lower net revenue of $1.1 million at Gareth Stevens due to a decrease of $2.1 million in its telesales channel, also negatively impacted by the unfavorable funding environment, partially offset by an increase of $0.9 million at its wholesale channel from increased volume.

Income from operations.     For the year ended December 31, 2004, segment income from operations decreased by $2.9 million or 39.2% to $4.5 million from $7.4 million primarily due to a reduction in gross profit of $2.9 million as a result of the volume decrease described above, a write-off of inventory at WA Books in the first quarter of 2004 and the impact of a discount offer at WAE Library Services that was not in effect during the same period in 2003.

Back to Contents

Results of Operations For the year ended December 31, 2003 – Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, combined statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net sales.

	Year Ended December 31,
	2002		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue

	(Dollars in millions)
Revenue, net	$155.0	100.0%	$152.1	100.0%
Cost of goods sold	38.6	24.9%	37.7	24.8%
Gross profit	116.4	75.1%	114.4	75.2%
Costs and expenses:
Sales and marketing	28.1	18.1%	28.3	18.7%
Distribution, circulation and fulfillment	14.0	9.0%	14.6	9.6%
Editorial	10.9	7.0%	10.4	6.8%
General and administrative	18.6	12.0%	19.0	12.5%
Restructuring costs	4.3	2.8%	(0.5)	(0.3%)
Depreciation	2.0	1.3%	1.7	1.1%
Amortization of intangible assets	7.2	4.6%	9.1	6.0%

Total costs and expenses	85.1	54.9%	82.6	54.3%

Income from operations	31.3	20.2%	31.8	20.9%

Interest expense	(28.9)	(18.6%)	(28.1)	(18.5%)
Other income (expense), net	0.9	0.6%	(0.7)	(0.5%)

Income before income tax provision	3.3	2.1%	3.0	2.0%
Income tax provision	4.2	2.6%	0.6	0.4%

Net income (loss)	$(0.9)	(0.6%)	$2.4	1.6%

Adjusted EBITDA(a)	$45.7	29.5%	$41.4	27.2%

(b)
Adjusted EBITDA represents income before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $4.3 million for the year ended December 31, 2002 and of ($0.5) million for the year ended December 31, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader’s performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit’s performance based on their Adjusted EBITDA results. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue, net.     For the year ended December 31, 2003, net revenue decreased $2.9 million, or 1.9%, to $152.1 million from $155.0 million in 2002. The decrease in sales at Weekly Reader was primarily due to a decrease in sales at World Almanac of $3.1 million, or 5.9% to $49.2 million from $52.3 million in 2002, a decrease in sales at AGS of $1.3 million, or 2.2%, to $56.6 from $57.9 million in 2002, partially offset by an increase in sales at Weekly Reader, not including World Almanac and AGS, of $1.5 million, or 3.3%, to $46.3 million from $44.8 million in 2002.

Back to Contents

The K-12 funding environment continues to be impacted by growing state budget deficits, which have been causing reductions in state and local educational spending, including spending on supplemental educational materials. While we believe Weekly Reader will benefit from the provisions in the Federal No Child Left Behind Act (the “NCLB Act”), most of the increase in Federal educational funding in 2003 was offset by lower state and local education funding in 2003. These cuts and delayed purchases have negatively affected our top-line net revenue.

Gross profit.     For the year ended December 31, 2003 gross profit at Weekly Reader decreased $2.0 million or 1.7% to $114.4 million from $116.4 million in 2002 primarily as a result of (1) a decrease in gross profit at World Almanac of $2.4 million from 2002 driven by the volume decrease described above;. (2) a decrease in gross profit at AGS of $0.6 million from the AGS volume decrease described above partially offset by (3) an increase in gross profit at Weekly Reader, excluding AGS and World Almanac of $1.0 million, or 2.7%, to $37.5 million from $36.5 million in 2002. Gross profit as a percentage of sales increased slightly to 75.2% for the year ended December 31, 2003 from 75.1% in 2002 for Weekly Reader Corporation and Subsidiaries.

Costs and expenses.     For the year ended December 31, 2003, operating costs and expenses decreased $2.5 million, or 2.9%, to $82.6 million from $85.1 million in 2002. Cost and expenses as a percentage of net revenue decreased to 54.3% from 54.9% in 2002. This decrease in costs and expenses was primarily driven by; (i) a decrease in restructuring costs of $4.8 million or 111.6%; (ii) a decrease in editorial costs of $0.5 million or 4.6%; partially offset by (iii) a increase in general and administrative costs of $0.4 million or 2.2%; (iv) an increase in amortization of intangible assets of $1.9 million or 26.4%; and (v) an increase in distribution, circulation and fulfillment costs of $0.6 million or 4.3%. Restructuring costs decreased due to $4.3 million in expense recorded in 2002 related to the “2002 Plan of Restructuring” compared to the $0.5 million reduction in expense related to adjustments for updated assumptions for lease termination costs. The increase in general and administrative expenses primarily related to severance of $1.1 million for a senior executive, higher professional fees of $0.3 million due to legal matters, an SEC inquiry and increased audit fees, and higher recruiting fees of $0.4 million related to a management changes offset by a reduction of rent expense of $0.4 million through a consolidation of facilities and reduction of compensation expense. The increase in amortization of intangible assets primarily relates to increased investment in pre-publication costs related to ongoing investment in product development.

Interest expense.     For the year ended December 31, 2003, interest expense decreased by $0.8 million, or 2.8%, to $28.1 million from $28.9 million for the same period in 2002. Interest expense as a percentage of net revenue decreased to 18.5% from 18.6% for the same period in 2002.

Income tax provision.     For the year ended December 31, 2003, the provision for income taxes decreased by $3.6 million, or 85.7%, to $0.6 million from $4.2 million for the same period in 2002. Weekly Reader recorded non-cash deferred income tax expense of approximately $3.5 million on January 1, 2002 related to the adoption of SFAS 142. The non-cash charge of $3.5 million on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with Weekly Reader’s net operating losses. Historically, Weekly Reader did not need a valuation allowance for the portion of its net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by Weekly Reader’s net operating loss carryforwards. While book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002, Weekly Reader will continue to amortize these assets for tax purposes. As a result, Weekly Reader will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of Weekly Reader’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded.

Adjusted EBITDA.     For the year ended December 31, 2003, Adjusted EBITDA decreased $4.3 million, or 9.4%, to $41.4 million from $45.7 million for the same period in 2002 This decrease is primarily attributable to the factors described above. Adjusted EBITDA represents income (loss) before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $4.3

Back to Contents

million for the year ended December 31, 2002 and a restructuring adjustment of ($0.5) million for the year ended December 31, 2003. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate Weekly Reader’s performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit’s performance based on their Adjusted EBITDA results. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to net income (loss) is as follows:

	Year Ended December 31,
	2002	2003

	(Dollars in millions)
Adjusted EBITDA reconciliation to Net Income (Loss)
Net income (loss)	$(0.9)	$2.4
Depreciation and amortization of intangibles	9.2	10.8
Income taxes	4.2	0.6
Interest expense	28.9	28.1
Restructuring costs	4.3	(0.5)

Adjusted EBITDA	$45.7	$41.4

Results of Operations for the Year Ended December 31, 2003 — Weekly Reader Corporation and Subsidiaries – Segments

Weekly Reader

	Year Ended December 31,
	2002	2003

	(Dollars in millions)
Revenue, net	$44.8	$46.3
Income from operations	9.1	9.0
Percentage of net revenue	20.3%	19.4%

Revenue, net.     For the year ended December 31, 2003, net revenue at the Weekly Reader segment increased by $1.5 million, or 3.3%, to $46.3 million from $44.8 million in 2002. This increase was primarily attributable to higher revenue at Lifetime Learning Systems, Inc., a subsidiary of Weekly Reader as a result of increased sponsored supplemental educational material shipments of $2.5 million, increased licensing revenue of $0.5 million due to higher net revenue from the QVC Shopping Network Channel; partially offset by a decline in periodical circulation revenue of $1.5 million due to the challenging K-12 funding environment.

Back to Contents

Income from operations.     For the year ended December 31, 2003, segment income from operations decreased by $0.1 million or 1.1% to $9.0 million from $9.1 million as gross profit increased by $1.0 million as a result of the volume increases described above. The increase in gross profit was offset by an increase in expenses. Weekly Reader’s portion of corporate overhead increased by $0.6 million from 2002 primarily related to severance for a senior executive, higher professional fees due to legal matters, an SEC inquiry and increased audit fees, and higher recruiting fees related to a management change. Distribution, circulation and fulfillment and expenses increased by $0.5 million from 2002 as a result of the increased revenue from the QVC Shopping Network Channel and Lifetime Learning Systems, Inc.

AGS

	Year Ended December 31,
	2002	2003

	(Dollars in millions)
Revenue, net	$57.9	$56.6
Income from operations	14.0	14.2
Percentage of net revenue	24.2%	25.1%

Revenue, net.     For the year ended December 31, 2003, net revenue at the AGS segment decreased by $1.3 million or 2.2% to $56.6 million from $57.9 million for the same period in 2002. Curriculum revenue decreased $2.8 million from 2002 as textbooks/workbooks revenue decreased $1.1 million from 2002 primarily due to several large one-time Literature textbook orders in 2002 that were not repeated in 2003 and current market conditions. Test Prep revenue was down $0.7 million from 2002, due to current market conditions and there was a decline in Backlist Curriculum of $1.0 million from 2002 because these older product lines have not had any recent investment in product development. This decline in Curriculum revenue was partially offset by higher Assessment revenue of $1.5 million primarily driven by an increase in GRADE (Group Reading Assessment and Diagnostic Evaluation) of $1.9 million.

Income from operations.     For the year ended December 31, 2003, segment income from operations increased by $0.2 million or 1.4% to $14.2 million from $14.0 million for 2002. Expenses decreased by $0.8 million from 2002 as general and administrative expenses decreased $0.4 million primarily due to a reduction in legal fees from 2002 and a loss on disposal of assets in 2002 partially offset by an increase in AGS’s portion of corporate overhead of $0.6 million from 2002 primarily related to severance for a senior executive, higher professional fees due to legal matters, an SEC inquiry and increased audit fees, and higher recruiting fees related to a management change. Editorial expenses decreased $0.8 million from 2002 due to the timing of spending on product development projects and restructuring charges decreased by $0.5 million from 2002 due to a reduction of severance costs. These expense reductions were partially offset by an increase in amortization of intangible assets of $1.1 million driven by an increase in amortization of prepublication costs resulting from new product releases and by a decrease in gross profit of $0.6 million as a result of the volume decrease described above.

World Almanac

	Year Ended December 31,
	2002	2003

	(Dollars in millions)
Revenue, net	$52.3	$49.2
Income from operations	11.1	7.4
Percentage of net revenue	21.2%	15.0%

Revenue, net.     For the year ended December 31, 2003, net revenue at the World Almanac segment decreased by $3.1 million or 5.9% to $49.2 million from $52.3 million for the same period in 2002. This decrease was due to lower net revenue of $1.7 million at WAE Library Services and $1.3 million at Gareth Stevens, due in part to state budget deficits, which have directly impacted the catalog channel at WAE Library Services and the telemarketing and wholesale channel sales at Gareth Stevens.

Back to Contents

Income from operations.     For the year ended December 31, 2003, segment income from operations decreased by $3.7 million or 33.3% to $7.4 million from $11.1 million primarily due to a reduction in gross profit of $2.4 million as a result of the volume decrease described above. World Almanac’s portion of corporate overhead increased by $0.6 million from 2002 primarily related severance for a senior executive, higher professional fees due to legal matters, an SEC inquiry and increased audit fees, and higher recruiting fees related to a management change. Distribution, Circulation and Fulfillment expenses increased by $0.2 million over 2002 due primarily to increased fulfillment and warehousing costs at Gareth Stevens.

Liquidity and Capital Resources

General

At December 31, 2004 WRC Media’s sources of cash were its (1) operating subsidiaries, Weekly Reader, CompassLearning, and ChildU and (2) a $30.0 million revolving credit facility. As of December 31, 2004, there were no outstanding balances under the revolving credit facility. Additionally, the Company has a stand-by letters of credit, renewable annually, in the amount of $2.1 million, which serves as security for a real estate lease entered into by the Company and certain surety bonds issued on behalf of the Company. While these letters of credit are in effect, they reduce available borrowing under the revolving credit facility by $2.1 million. At December 31, 2004, the Company had $27.9 of credit available under the revolving credit facility.

For the January through June time period, WRC Media and its subsidiaries usually experience negative cash flow due to the seasonality of its business. As a result of this business cycle, borrowings usually increase during the period January through June time period, and borrowings generally will be at its lowest point in the fourth quarter.

On March 29, 2004, we refinanced all of our term loans under our Senior Bank Credit Facilities (the “First-Lien Credit Facility”) with a $145.0 million senior, second-priority lien secured financing that was provided to the Company pursuant to a term loan facility (the “Second-Lien Facility”). The proceeds of the Second-Lien Facility were used (i) to refinance in full all term loans outstanding of $118.7 million under the First-Lien Facility, (ii) to pay fees and expenses of $6.6 million related to the Second-Lien Facility and all transactions contemplated in connection therewith and (iii) for general corporate purposes of the Company.

All payment obligations under the Second-Lien Facility are secured by a second-priority lien on the collateral securing the First-Lien Facility; provided that all obligations under the Second-Lien Facility will rank equally in right of payment with all payment obligations under the First-Lien Facility and will not be subordinated in any respect to the First-Lien Facility. The final maturity of the Second-Lien Facility is March 29, 2009. At the Company’s option, the loans will bear interest at either the Administrative Agent’s (i) alternate base rate (“Base Rate Loans”) or (ii) reserve-adjusted LIBO rate (“LIBO Rate Loans”) plus, in each case, the “Applicable Margin” (as defined). “Applicable Margin” means, with respect to (i) Base Rate Loans, a rate of 4.00% per annum and (ii) LIBO Rate Loans, a rate of 5.00% per annum.

The Second-Lien Facility has one financial covenant, a maximum ratio (the “Senior Leverage Ratio”) of Senior Secured Debt to trailing four quarter EBITDA not to exceed 4.25:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio not exceed 4.50:1.00, in each case to be tested on the last day of each fiscal quarter and computed for the Company and its consolidated subsidiaries. We were in compliance with this financial covenant as of December 31, 2004. The Company’s senior leverage ratio was 3.27:1:00 as of December 31, 2004. The Second-Lien Facility also limits the amount of capital expenditures, including all capitalized software development costs and capitalized prepublication costs, to $21.0 million for each year. To the extent permitted, for capital expenditures in any year less than $21.0 million, the remaining permitted amount may be carried forward to the next succeeding year.

In connection with entering into the Second-Lien Credit Facility, we entered into an amendment and restatement of our First-Lien Credit Facility, which now consists solely of a $30.0 million revolving credit facility. The cash available under our First-Lien Credit Facility, together with the cash from our operating

Back to Contents

subsidiaries, Weekly Reader, CompassLearning and ChildU, is considered adequate for the Company’s needs for the foreseeable future.

The First-Lien Credit Facility, as amended and restated, has a maturity of December 29, 2008, and has one financial covenant, a Senior Leverage Ratio of senior secured debt to trailing four quarter EBITDA not to exceed 4.00:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio may not exceed 4.25:1.00, in each case to be tested on the last day of the fiscal quarter and computed for the Company and its consolidated subsidiaries. We were in compliance with this financial covenant as of December 31, 2004. As discussed above, the Company’s senior leverage ratio was 3.27:1.00 for the period ended December 31, 2004. The First-Lien Facility also limits the amount of capital expenditures, including all capitalized software development costs and capitalized prepublication costs, to $21.0 million for each year. To the extent permitted, for capital expenditures in any year less than $21.0 million, the remaining permitted amount may be carried forward to the next succeeding year.

Interest on revolving loan borrowings under the First-Lien Credit Facility will bear interest at a maximum rate per annum equal to the LIBO rate as defined in the First-Lien Credit Facility plus 3.50% or the alternate base rate as defined in the First-Lien Credit Facility plus 2.50%. Such rates are subject to adjustment on a quarterly basis based on the Company’s leverage ratio for the last four quarters.

The credit agreement for our First-Lien Credit Facility is secured by liens on substantially all of our assets, and the credit agreement for our Second-Lien Credit Facility is secured by second-priority liens on all the assets securing the First-Lien Facility.

Liquidity, Working Capital and Capital Resources

As of December 31, 2004 WRC Media and its subsidiaries had negative working capital of $13.5 million. WRC Media’s cash and cash equivalents were approximately $11.3 million at December 31, 2004. WRC Media and its subsidiaries’ operations provided approximately $2.0 million in cash for the year ended December 31, 2004. WRC Media and its subsidiaries’ principal uses of cash are for debt service and working capital.

As of December 31, 2004, Weekly Reader and its subsidiaries had positive working capital of $15.0 million. Weekly Reader’s cash and cash equivalents were approximately $11.2 million at December 31, 2004. Weekly Reader and its subsidiaries’ operations provided approximately $0.9 million in cash for the year ended December 31, 2004. Weekly Reader and its subsidiaries’ principal uses of cash are the debt service and working capital.

WRC Media and its subsidiaries’ investing activities for the year ended December 31, 2004, included investments in software development of approximately $5.4 million and capital expenditures of approximately $1.5 million.

Weekly Reader and its subsidiaries’ investing activities for the year ended December 31, 2004, included capital expenditures of approximately $1.3 million.

WRC Media and its subsidiaries’ financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the year ended December 31, 2004, financing activities provided net cash of $14.7 million as term loans of $118.7 million were replaced with a $145.0 million senior, second-priority lien secured financing. The Second Lien Credit Facility does not amortize and we do not expect our financing activities going forward to include regular periodic retirement of term loans prior to maturity. The Second Lien Credit Facility matures on March 29, 2009.

Weekly Reader and its subsidiaries’ financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the year ended December 31, 2004, financing activities provided net cash of $10.4 million as term loans of $118.7 million were replaced with a $145.0 million senior, second-priority lien secured financing. The Second Lien Credit Facility does not amortize, and we do not expect our financing activities going forward to include

Back to Contents

regular periodic retirement of term loans prior to maturity. The Second Lien Credit Facility matures on March 29, 2009.

Derivative Financial Instruments

Pursuant to the terms of the First and Second-Lien Credit Agreements, the Company is required to enter into or maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount that, when taken together with the aggregate principal amount of Total Debt, as defined, subject to a fixed interest rate, is at least equal to at least 50% of the aggregate principal amount of Total Debt. On November 15, 2003, the Company entered into a one year interest rate cap agreement with a notional principal of $61 million, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. This interest rate cap agreement expired November 15, 2004. Between November 15, 2004 and December 31, 2004, more than 50% of the aggregate principal amount of Total Debt, as defined, is subject to a fixed interest rate. Therefore, the interest rate cap was not renewed during that period.

Seasonality

Operating results have varied and are expected to continue to vary from quarter to quarter as a result of seasonal patterns. Weekly Reader and Compass/ChildU’s net revenue are significantly affected by the school year. Weekly Reader’s net revenue in the third, and to a lesser extent the fourth, quarters are generally the strongest as products are shipped for delivery during the school year. Compass/ChildU’s net revenues were historically strongest in the second quarter, and to a lesser extent the fourth quarter. However, due to tight funding environment in the last couple of years, the trend has shifted towards the fourth quarter being the strongest, followed by the second quarter. The historical strength of the second quarter was generally attributed to the end of the school fiscal year (June 30th) and the need for the schools to spend the money prior to year end. In addition, by purchasing in the second quarter, schools are able to have the software products purchased and installed over the summer and ready to train teachers when they return from summer vacation. However, due to budget cuts, schools no longer have excess money at the end of their fiscal year which has recently resulted in lower sales for Compass/ChildU in our second fiscal quarter. Compass/ChildU’s recent fourth quarter revenue is strengthening as a result of sales patterns driven by new school year money being appropriated and funded, Compass/ChildU’s commissioned sales force seeking to meet year-end sales goals as well as schools purchasing software to be installed in time to take advantage of it during the second half of the school year.

Inflation

We do not believe that inflation has had a material impact on our financial position or results of operations for the periods discussed above. Although inflationary increases in paper, postage, labor or operating costs could adversely affect operations, we have generally been able to offset increases in costs through price increases, labor scheduling and other management actions.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variables Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46R”) to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that is the primary beneficiary of the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation was effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be

Back to Contents

special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The adoption of FIN 46R, effective March 31, 2004, did not have any effect on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and its adoption did not have any effect on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company beginning January 1, 2004. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of this statement required the Company to reclassify its 15% Senior Preferred Stock (“15% Senior Preferred”) from the mezzanine section of the balance sheet to long-term liabilities. Effective January 1, 2004 dividend payments for the 15% Senior Preferred are recorded as interest expense in the consolidated statement of operations. The adoption of this statement did not result in any adjustment to the book value of its 15% Senior Preferred as of January 1, 2004, as book value approximated fair value at January 1, 2004. For the year ended December 31, 2004 the Company recognized $21,994 of accrued dividends and $959 of accretion on 15% Senior Preferred as interest expense.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106.” It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The majority of the provisions of this statement apply to financial statements issued for fiscal years ending after December 15, 2003. The Company adopted such disclosure provisions.

In March 2004, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“Issue 03-1”). Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired specifically, whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements about impairments that have not been recognized as other than temporary for investments. Issue 03-1 also requires the investor to disclose investments with unrealized losses that have not been recognized as other-than-temporary impairments. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. In September 2004, the FASB delayed the effective date of the measurement and recognition guidance of Issue 03-1 until the FASB issues FASB Staff Position 03-1a. The adoption of this consensus is not expected to have any impact on the Company’s consolidated results of operations or financial position.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and

Back to Contents

wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. The revised statement clarifies the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Specifically, the statement eliminates the use of intrinsic value method of accounting provided for in APB 25, Accounting for Stock Issued to Employees, and requires entities to recognize the cost of equity instruments granted to employee using the grant-date fair value of the award. The provisions of SFAS 123R are affective for the Company beginning January 1, 2006. The adoption of SFAS 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153 “Exchange of Non-monetary Assets, an Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and requires that such exchanges be measured at fair value, with limited exceptions. SFAS No. 153 Amends APB Opinion No. 29 by eliminating the exception that required non-monetary exchanges of similar productive assets to be recorded on a carryover basis. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Factors That May Affect The Future Results And Financial Condition

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including the following and other risks and factors identified from time to time in the Company’s filings with the SEC:

The Company’s ability to continue to produce successful supplemental education material and software products;

On February 9, 2005, Martin E. Kenney, our then Chief Executive Officer and Director of the Company, was granted paid leave from his position as Chief Executive Officer and resigned as a director of the Company following his receipt of a “Wells” notice from the staff of the SEC. As further explained in Item 3 (Legal Proceedings), two non-executive employees of CompassLearning also received “Wells” notices and were placed on paid leave in connection with the informal inquiry by the SEC that resulted in the “Wells” notice received by Mr. Kenney. We cannot predict the timing or result of the eventual resolution of the SEC’s inquiry, nor can we provide assurance that the loss of Mr. Kenney’s services for an indefinite period will not affect the timing of achieving, or the Company’s ability to meet, our strategic goals or otherwise have a material adverse affect on the Company.

Reductions in state and local funding for educational spending materials resulting, among other things, from increasing state budget deficits;

Continued uncertainty in the current operating environment which makes it difficult to forecast future results;

The ability of the Company’s print and electronic supplemental instructional materials to continue to successfully meet market needs;

The Company’s ability to maintain relationships with its creative talent;

Back to Contents

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

The Company’s ability to effectively use the Internet to support its existing businesses and to launch successful new Internet initiatives;

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

We were subject to market risk exposure related to changes in interest rates on our $145.0 million senior secured term loans under our Second Lien Credit Facility. Interest on revolving loan borrowings under our First Lien Credit Facility maturing in December 2008 will bear interest at a rate per annum equal to the LIBO rate as defined in the First Lien Credit Facility plus 3.5% or the alternate base rate as defined in the First Lien Credit Facility plus 2.5% (subject to performance-based step downs).

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

Pursuant to the terms of the First and Second-Lien Credit Agreements, the Company is required to enter into or maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount that, when taken together with the aggregate principal amount of Total Debt, as defined, subject to a fixed interest rate, is at least equal to at least 50% of the aggregate principal amount of Total Debt. On November 15, 2003, the Company entered into a one year interest rate cap agreement with a notional principal of $61 million, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. This interest rate cap agreement expired November 15, 2004. Between November 15, 2004 and December 31, 2004, more than 50% of the aggregate principal amount of Total Debt, as defined, is subject to a fixed interest rate. Therefore, the interest rate cap was not renewed during that period.

Back to Contents

ITEM 8. Consolidated Financial Statements

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
WRC Media Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of WRC Media Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WRC Media Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material, respects the information set forth therein.

As discussed in Notes 2 and 14 of the consolidated financial statements, as of January 1, 2004, the Company changed its method of accounting for its 15% Senior Preferred Stock to conform to Statement of Financial Accounting Standards No. 150.

DELOITTE & TOUCHE LLP

New York, New York
March 31, 2005

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2003	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,432	$11,265
Accounts receivable (net of allowances for doubtful accounts and sales returns of $2,519 and $2,811, respectively)	30,027	30,560
Inventories	16,652	16,554
Prepaid expenses	3,367	2,939
Other current assets (including restricted assets of $1,006 and $734, respectively)	1,889	2,399

Total current assets	53,367	63,717

PROPERTY AND EQUIPMENT, net	5,792	4,882
CAPITALIZED SOFTWARE, net	7,293	10,004
GOODWILL	241,324	205,245
DEFERRED FINANCING COSTS, net	5,675	8,508
OTHER INTANGIBLE ASSETS, net	76,860	65,582
OTHER ASSETS	29,896	31,618

Total assets	$420,207	$389,556

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(amounts in thousands, except share and per share data)

	December 31,
	2003	2004

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$16,963	$17,049
Accrued payroll, commissions and benefits	9,356	8,029
Current portion of deferred revenue	35,900	35,468
Other accrued liabilities	17,166	16,689
Current portion of long-term debt	8,477	—

Total current liabilities	87,862	77,235
DEFERRED REVENUE, net of current portion	959	1,442
DEFERRED TAX LIABILITIES	10,800	8,293
15% SENIOR PREFERRED STOCK, including accrued dividends and accretion of warrant value (3,000,000 shares outstanding) (Liquidation preference of $160,630)	—	153,654
LONG-TERM DEBT	262,925	293,238

Total liabilities	362,546	533,862

COMMITMENTS AND CONTINGENCIES
15% SENIOR PREFERRED STOCK, including accrued dividends and accretion of warrant value (3,000,000 shares outstanding) (Liquidation preference of $138,637)	130,701	—

WARRANTS ON COMMON STOCK OF SUBSIDIARIES	11,751	11,751

COMMON STOCK SUBJECT TO REDEMPTION	940	950

STOCKHOLDERS’ DEFICIT:
Common stock, ($.01 par value, 20,000,000 shares authorized; 7,008,406 outstanding in 2003 and 2004)	70	70
18% convertible preferred stock, ($.01 par value, 750,000 shares authorized, 547,980 outstanding in 2003 and 653,476 outstanding in 2004)	21,919	26,139
Additional paid-in capital	131,753	131,753
Accumulated other comprehensive loss	(1,899)	(1,772)
Accumulated deficit	(237,574)	(313,197)

Total stockholders’ deficit	(85,731)	(157,007)

Total liabilities and stockholders’ deficit	$420,207	$389,556

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002, 2003 and 2004
(amounts in thousands)

	2002	2003	2004

REVENUE, net	$207,873	$202,703	$209,468
COST OF GOODS SOLD	59,953	56,445	58,814

Gross profit	147,920	146,258	150,654

COSTS AND EXPENSES:
Sales and marketing	48,588	47,201	52,386
Research and development	1,728	1,424	1,741
Distribution, circulation and fulfillment	14,012	14,626	14,846
Editorial	10,847	10,365	10,797
General and administrative	25,934	25,379	29,545
Restructuring costs and other non-recurring expenses	8,594	1,018	1,537
Depreciation	3,065	2,280	1,830
Amortization of intangible assets	16,653	17,546	16,416
Impairment of goodwill and intangible assets	—	—	37,424

Total operating costs and expenses	129,421	119,839	166,522

Income (loss) from operations	18,499	26,419	(15,868)
INTEREST EXPENSE, INCLUDING AMORTIZATION OF DEFERRED FINANCING COSTS	(30,061)	(29,349)	(56,674)
LOSS ON INVESTMENT	(3,064)	—	—
OTHER INCOME (EXPENSE), net	721	(1,453)	(1,005)

Loss before income tax provision	(13,905)	(4,383)	(73,547)

INCOME TAX PROVISION	8,180	3,051	(2,144)

Net loss	$(22,085)	$(7,434)	$(71,403)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2002, 2003 and 2004
(amounts in thousands, except per share data)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated
	Shares	Value	Paid-In Capital	Income (Loss)	Deficit

Balance January 1, 2002	7,013	$70	$131,303	$(316)	$(164,304)
Other comprehensive loss:
Net loss	—	—	—	—	(22,085)
Minimum pension liability	—	—	—	(3,041)	—
Total comprehensive loss
Senior preferred stock dividends	—	—	—	—	(16,384)
Accretion of senior preferred stock	—	—	—	—	(932)
Dividends on convertible preferred stock	—	—	—	—	(2,968)
Issuance of common stock for services—8,064 shares at $18.60 per share	8	—	150	—	—
Acquisition of common stock subject to redemption—11,559 shares at $40.00 per share	(11)	—	—	—	—

Balance December 31, 2002	7,010	70	131,453	(3,357)	(206,673)
Other comprehensive loss:
Net loss	—	—	—	—	(7,434)
Minimum pension liability	—	—	—	1,458	—
Total comprehensive loss				—
Senior preferred stock dividends	—	—	—	—	(18,982)
Accretion of senior preferred stock	—	—	—	—	(947)
Dividends on convertible preferred stock	—	—	—	—	(3,538)
Management fees forgiven by principal shareholder	—	—	300	—	—
Common stock repurchase—1,344 shares at $18.60 per share	(2)	—	—	—	—

Balance December 31, 2003	7,008	70	131,753	(1,899)	(237,574)
Other comprehensive loss:
Net loss	—	—	—	—	(71,403)
Minimum pension liability	—	—	—	127	—
Total comprehensive loss				—
Dividends on convertible preferred stock	—	—	—	—	(4,220)

Balance December 31, 2004	7,008	$70	$131,753	$(1,772)	$(313,197)

Back to Contents

	Junior Preferred Stock		Total Stockholders’
	Shares	Value	Deficit

Balance January 1, 2002	386	$15,413	$(17,834))
Other comprehensive loss:
Net loss	—	—
Minimum pension liability	—	—
Total comprehensive loss			(25,126)
Senior preferred stock dividends	—	—	(16,384)
Accretion of senior preferred stock	—	—	(932)
Dividends on convertible preferred stock	74	2,968	—
Issuance of common stock for services—8,064 shares at $18.60 per share	—	—	150
Acquisition of common stock subject to redemption—11,559 shares at $40.00 per share	—	—	—

Balance December 31, 2002	460	18,381	(60,126)
Other comprehensive loss:
Net loss	—	—
Minimum pension liability	—	—
Total comprehensive loss			(5,976)
Senior preferred stock dividends	—	—	(18,982)
Accretion of senior preferred stock	—	—	(947)
Dividends on convertible preferred stock	88	3,538	—
Management fees forgiven by principal shareholder	—	—	300
Common stock repurchase—1,344 shares at $18.60 per share	—	—	—

Balance December 31, 2003	548	21,919	(85,731)
Other comprehensive loss:
Net loss	—	—
Minimum pension liability	—	—
Total comprehensive loss			(71,276)
Dividends on convertible preferred stock	105	4,220	—

Balance December 31, 2004	653	$26,139	$(157,007)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2003 and 2004
(amounts in thousands)

	2002	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,085)	$(7,434)	$(71,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill and intangible assets	—	—	37,424
Deferred income tax provision	7,900	2,900	(2,507)
Depreciation and amortization	21,932	22,295	20,901
Accrual of mandatorily redeemable preferred stock dividends	—	—	21,994
Accretion of prefered stock	—	—	959
Loss on investment	3,064	—	—
Impairment of pre-publication costs	—	—	76
Write-off of acquisition costs	49	—	—
Issuance of common stock for services	150	—	—
Management fees forgiven by principal shareholder	—	300	—
Loss on disposition of property and equipment	711	105	138
Amortization of debt discount	396	451	515
Amortization of deferred financing costs	1,381	1,436	3,808
Changes in operating assets and liabilities:
Accounts receivable	7,152	6,302	(533)
Inventories	(404)	(1,207)	98
Prepaid expenses and other current assets	11,268	(524)	(82)
Other noncurrent assets	(10,629)	(11,242)	(7,863)
Accounts payable	2,413	(3,862)	86
Deferred revenue	(613)	(3,745)	51
Accrued liabilities	(10,269)	(4,025)	(1,680)

Net cash provided by operating activities	12,416	1,750	1,982

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,414)	(1,592)	(1,474)
Capitalized software	(4,333)	(4,791)	(5,366)
Proceeds from the disposition of property & equipment	578	4	—

Net cash used in investing activities	(5,169)	(6,379)	(6,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	33,000	34,000	37,000
Repayments of revolving line of credit	(33,000)	(29,000)	(42,000)
Repayment of senior bank debt	(6,171)	(7,989)	(118,678)
Deferred financing fees	(685)	(20)	(6,641)
Proceeds from issuance of long-term debt	—	—	145,000
Purchase and issuance of common stock subject to redemption	(215)	(25)	10

Net cash provided by (used in) financing activities	(7,071)	(3,034)	14,691

Increase (decrease) in cash and cash equivalents	176	(7,663)	9,833
CASH AND CASH EQUIVALENTS, beginning of year	8,919	9,095	1,432

CASH AND CASH EQUIVALENTS, end of year	$9,095	$1,432	$11,265

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

1. Description of Business

The consolidated financial statements include the accounts of WRC Media Inc. (“WRC Media”) and its subsidiaries Weekly Reader Corporation (“Weekly Reader”), CompassLearning, Inc. (“CompassLearning”) and ChildU, Inc. (“ChildU”). WRC Media was incorporated on May 14, 1999. The term “Company” refers to WRC Media and its subsidiaries.

The Company is in the business of developing, publishing and marketing print and electronic supplemental education materials for the Pre-K-12 market. Our product portfolio includes a broad range of instructional materials, testing and assessment products and library materials. Certain of the Company’s products have been sold in the education marketplace for over 100 years. The Company’s customers are primarily within the United States.

On November 17, 1999, WRC Media completed the recapitalization and purchase of Weekly Reader and its subsidiaries. As a result of these transactions, WRC Media owns 94.9% and PRIMEDIA Inc. owns 5.1% of the common stock of Weekly Reader.

On May 9, 2001, WRC Media entered into an Agreement and Plan of Merger with ChildU. Contemporaneously, the Company issued $13.75 million of 18% Junior Participating Cumulative Convertible Preferred Stock. The proceeds funded the operating losses of ChildU and WRC Media’s investment in ThinkBox, Inc., described below.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from those estimates. Significant accounting estimates used in the preparation of the Company’s consolidated financial statements include the fair value of derivative instruments, the fair value of equity securities underlying stock-based compensation, estimates used in calculating the allowance for doubtful accounts and sales returns, the realizability of deferred tax assets, the carrying values of goodwill, intangible assets and long- lived assets and depreciation and amortization.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. The Company periodically evaluates the realizability of inventories and adjusts the carrying value as necessary.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

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

The carrying values of the Company’s Senior Bank Credit Facilities are assumed to approximate the market value due to the variable interest rates on these instruments. The estimated fair values of other financial instruments as of December 31, 2004 are as follows:

	Fair Value	Carrying Amount	Face Value

12 3/4% Senior Subordinated Notes	$144,400	$148,238	$152,000

The carrying value of the Company’s 15% Senior Preferred Stock approximates its fair value at December 31, 2004. There is no market value information available for the Company’s 18% convertible preferred stock and the warrants to purchase common shares of the Company’s subsidiaries and a reasonable estimate could not be made without incurring excessive costs.

Derivative Financial Instruments

Derivative financial instruments are held for purposes other than trading. The Company uses derivative financial instruments to reduce its exposure to interest rate volatility. All derivative instruments are recorded at fair value. For those instruments that do not qualify for hedge accounting, changes in fair value are recognized in income. At December 31, 2004, the Company did not hold any derivative financial instruments.

Cash and Cash Equivalents

Management considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents.

Software Development Costs

The Company capitalizes software development costs under the provisions of either Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) or Statement of Financial Accounting Standards (“SFAS”) 86, “Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), based on the intended use of the software.

Research and development costs are charged to expense when incurred. Additionally, the Company capitalizes acquired and developed technologies that meet the provisions of SFAS 86. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic product lives and changes in software and hardware technology. Software development costs are amortized on a straight-line basis over the expected life of the product. The Company periodically evaluates the net realizable value of capitalized software development costs based on factors such as budgeted sales, product development cycles and management’s market emphasis. Software amortization of software to be sold is included in Cost of Goods Sold on the accompanying consolidated statements of operations. Amortization included in Cost of Goods Sold for the years ended December 31, 2002, 2003 and 2004 was $2,214, $2,468 and $2,655, respectively.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

The Company capitalizes the costs of acquiring, developing and testing software to meet the Company’s internal needs. Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized cots include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Internal use software costs are amortized using a straight-line method over a five-year period. Amortization of internal use software costs amounted to $436, $440 and $226 for the years ended December 31, 2002, 2003 and 2004, respectively. Costs associated with the purchase and development of software for internal use have been capitalized in the amounts of $127 and $353 during the years ended December 31, 2003 and 2004, respectively.

Goodwill and Indefinite Lived Intangible

Goodwill represents the excess of the purchase price of companies acquired over the fair value of their net assets at the acquisition date. On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and intangible assets deemed to be indefinite lived intangible assets (primarily trademarks) are no longer amortized but are subject to annual impairment tests. Upon adoption of SFAS 142, the Company ceased amortizing goodwill and indefinite lived intangible assets.

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

Deferred Financing Fees

Deferred financing fees relate to direct costs paid by the Company in connection with its financing agreements. These costs are deferred and are amortized on an effective interest basis over the term of the related debt. Amortization of deferred financing fees charged to interest expense for the years ended December 31, 2002, 2003 and 2004 was $1,381, $1,436 and $3,808, respectively.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, and depreciated over the estimated useful lives of the related assets. Depreciation is provided principally on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Leasehold improvements are depreciated over the shorter of their useful life or the respective lease term.

Revenue Recognition

Subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription. Sales of books, tests and other items are generally recognized as revenue upon shipment, net of an allowance for returns. Advertising revenues are recognized as income on the issue date, net of provisions for rebates. Revenues on sales of books to certain distributors are recognized when the Company’s products are sold by the distributors to their customers, net of an allowance for returns. Consigned inventory associated with sales to distributors is not significant at December 31, 2003 and 2004.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This consensus is applicable to agreements entered into in quarters beginning after June 15, 2003. Additionally, companies were permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The adoption of EITF 00-21 during 2003 did not have a significant impact on the Company’s consolidated financial statements.

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

Licensing revenue is recorded in accordance with royalty agreements at the time licensed materials are available to the licensee or when the licensee reports sales of licensed products and collections are reasonably assured.

Revenue is recognized for periodical subscriptions when the issue is shipped and available to the subscribers.

The Company recognizes revenues from the sale of its software products in accordance with the provisions of SOP 97-2, “Software Revenue Recognition,” (“SOP 97-2”) as amended by SOP 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.” Under SOP 97-2, the Company recognizes revenue for software sales upon shipment of the product, provided collection of the receivable is probable, payment is due within one year and the fee is fixed or determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If significant post-delivery obligations exist, revenues are deferred until no significant obligations remain. Revenue from service contracts, instruction and user training is recognized ratably as the services are performed. Software hosting services and post-contract support is recognized ratably over the term of the related contract. Deferred revenue represents the Company’s obligation to perform under signed contracts for which it has been paid. The Company also enters into lease financing arrangements for its software products and services. These leases are immediately assigned to a third-party with no recourse to the Company. The

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

Company retains no risk in these arrangements and has no history of granting concessions related to the arrangements. Accordingly, the Company recognizes revenue upon delivery of its products and services under these lease arrangements.

In addition, SOP 97-2 generally requires that revenue from software arrangements involving multiple elements be allocated among each element of the arrangement based on the relative fair values of the elements, such as software licenses, post-contract customer support, installation or training. Furthermore, SOP 97-2 requires that revenue be recognized as each element is delivered and the Company has no significant performance obligations remaining. The Company’s multiple element arrangements generally consist of a software license, training and post-contract support. Certain of the Company’s multiple element arrangements also may include hosting of software licensed to the customer. The Company’s multiple element arrangements containing hosting services provide the customer with the contractual right to take possession of the software at any time during the hosting period without significant penalty.

Software revenues in such multiple element arrangements are recognized based on the residual method. The Company allocates the aggregate revenue from multiple element arrangements to each element based on vendor specific objective evidence. The Company has established vendor specific objective evidence for hosting, training and post contract support as it sells hosting services, training and post-contract customer support independent of multiple element agreements. Customers are charged standard prices for the hosting, training and post-contract customer support and these prices do not vary significantly from customer to customer.

If the Company enters into a multiple element agreement where vendor specific objective evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until all elements of the arrangement are delivered.

Comprehensive Loss

SFAS 130 “Reporting Comprehensive Income,” established standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The components of the Company’s other comprehensive income (loss) consist solely of minimum pension liability adjustments.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is required to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized (see Note 16).

Prepublication and Direct-Response Advertising Costs

Marketing, selling, distribution, editorial, and other general and administrative expenses are generally expensed as incurred. Certain editorial costs for long-lived product lines are deferred and amortized using both straight-line and accelerated methods over periods ranging from three to ten years. Capitalized editorial costs are recorded as prepublication costs. As of December 31, 2003 and 2004, other assets in the accompanying consolidated balance sheets, include prepublication costs of $22,215 and $24,686 (net of accumulated amortization), respectively. Accumulated amortization of prepublication costs at December 31, 2003 and 2004 was $15,098 and $21,383, respectively. Amortization of prepublication costs, which is

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

included in depreciation and amortization on the accompanying consolidated statements of operations, was $3,882, $5,720 and $6,486 for the years ended December 31, 2002, 2003 and 2004, respectively.

Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogs and subscription promotions. These direct-response advertising costs are capitalized and amortized over the estimated period of future benefit using a ratio of current period revenues to total current and estimated future period revenues. The amortization periods range from ten months to thirty months subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and selling expenses on the accompanying consolidated statements of operations. As of December 31, 2003 and 2004, other assets on the accompanying balance sheets, include direct-response advertising costs, of $5,761 and $5,498 (net of amortization), respectively. Accumulated amortization of direct-response advertising costs at December 31, 2003 and 2004 was $8,219 and $13,275, respectively. Amortization of direct-response advertising costs, which is included in marketing and selling on the accompanying consolidated statements of operations, was $7,430, $6,606 and $8,091 for the years ended December 31, 2002, 2003 and 2004, respectively.

Stock-Based Compensation

Stock-based compensation arrangements with employees are accounted for using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company applies SFAS 123, “Accounting for Stock-Based Compensation and Related Interpretations” (“SFAS 123”) for stock-based compensation arrangements with non-employees. The Company applies the additional disclosure requirements of SFAS 123, as amended by SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” for employee stock arrangements.

At December 31, 2002, 2003 and 2004, the Company has one stock-based employee compensation plan, which is described more fully in Note 17. During 2002, 2003 and 2004 the Company recorded stock-based employee compensation of $248, $288 and $0 related to the repurchase by the Company of redeemable common stock from certain terminated employees.

The following table details the effect on net loss had compensation expense for stock-based compensation arrangements with employees been recorded based on the fair value method under SFAS 123, as amended.

	Year Ended December 31,
	2002	2003	2004

Net loss, as reported	$(22,085)	$(7,434)	$(71,403)
Add: Stock-based employee compensation	248	288	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(431)	(423)	(9)

Pro forma net loss	$(22,268)	$(7,569)	$(71,412)

The Company has outstanding stock options issued to certain of its executives that are required to be accounted for as variable options. During 2002, 2003 and 2004, no compensation expense was recognized for these options as the fair market value of the Company’s common stock, as estimated by the Company’s Board of Directors, was less than the exercise price of these options.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

Concentration of Credit Risk

The Company’s customers include schools and other institutions. Accounts receivable are generally unsecured and a provision for estimated doubtful accounts is provided. There are no concentrations of business transacted with a particular customer or supplier, nor concentrations of revenue from a particular service or geographic area.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variables Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46R”) to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that is the primary beneficiary of the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation was effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The adoption of FIN 46R, effective March 31, 2004, did not have any effect on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and its adoption did not have any effect on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company beginning January 1, 2004. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of this statement required the Company to reclassify its 15% Senior Preferred Stock (“15% Senior Preferred”) from the mezzanine section of the balance sheet to long-term liabilities. Effective January 1, 2004 dividend payments for the 15% Senior Preferred Stock are recorded as interest expense in the consolidated statement of operations. The adoption of this statement did not result in any adjustment to the book value of its 15% Senior Preferred as of January 1, 2004, as book value approximated fair value at January 1, 2004. For the year ended December 31, 2004 the Company recognized $21,994 of accrued dividends and $959 of accretion on the 15% Senior Preferred as interest expense.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106.” It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The majority of the provisions of this statement apply to financial statements issued for fiscal years ending after December 15, 2003. The Company adopted such disclosure provisions.

In March 2004, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“Issue 03-1”). Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired specifically, whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements about impairments that have not been recognized as other than temporary for investments. Issue 03-1 also requires the investor to disclose investments with unrealized losses that have not been recognized as other-than-temporary impairments. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. In September 2004, the FASB delayed the effective date of the measurement and recognition guidance of Issue 03-1 until the FASB issues FASB Staff Position 03-1a. The adoption of this consensus is not expected to have any impact on the Company’s consolidated results of operations or financial position.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. The revised statement clarifies the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Specifically, the statement eliminates the use of intrinsic value method of accounting provided for in APB 25, Accounting for Stock Issued to Employees, and requires entities to recognize the cost of equity instruments granted to employee using the grant-date fair value of the award. The provisions of SFAS 123R are affective for the Company beginning January 1, 2006. The adoption of SFAS 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153 “Exchange of Non-monetary Assets, an Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and requires that such exchanges be measured at fair value, with limited exceptions. SFAS No. 153 Amends APB Opinion No. 29 by eliminating the exception that required non-monetary exchanges of similar productive assets to be recorded on a carryover basis. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

3. Segment Information

The Company has four reporting segments: Weekly Reader, World Almanac, American Guidance Service (“AGS”), and Compass/ChildU(“Compass/ChildU”). This classification reflects the nature of the Company’s organizational structure by which the chief operating decision-maker reviews and assesses the operating performance of the reporting segment and allocates corporate resources.

•	Weekly Reader is a publisher of classroom periodicals, grade-specific workbooks and custom publisher of instructional materials paid for by various sponsors.

•
World Almanac publishes print reference materials sold into the trade channel; publishes nonfiction and fiction children’s books under three imprints for K-12 students; publishes print and electronic reference materials sold into the library channel; and distributes third- party books targeted for K-12 students through its catalogs.

•
AGS is a publisher of testing and assessment products and supplemental instructional materials. AGS products are sold into the school channel. Testing and assessment products are primarily for K-12 students and supplemental instructional materials are primarily for low- performing students in middle and secondary schools.

•
Compass/ChildU produce research-based technology learning solutions, including web-based e-learning solutions that bring into being educational assessment, curriculum, reporting and management tools for grades Pre-K through 12, all of which are aligned to local, state and national standards.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

3. Segment Information — (Continued)

Information regarding the operations of the Company’s reporting segments is set forth below. WRC Media Inc. related expenses and assets that are not allocable to the other operating segments are included in corporate. WRC Media evaluates segment performance based on several factors, of which the primary financial measure is operating income (loss).

	Weekly Reader	World Almanac	AGS	Compass/ ChildU	Corporate	Eliminations	Total

2004
Net Revenue	$45,670	$45,361	$70,834	$47,603	—	—	$209,468
Segment income / (loss)	6,730	(32,908)	20,538	(6,473)	(41,179)	37,424	(15,868)
Depreciation and amortization	453	2,092	7,330	7,263	3,763	—	20,901
Restructuring and other non-recurring items	—	—	(7)	1,552	(8)	—	1,537
Impairment of goodwill and intangibles	—	37,424	—	—	—	—	37,424
Assets	57,337	102,398	209,803	50,363	227,916	(258,261)	389,556
Goodwill and indefinite lived
intangibles (including allocated amounts)	52,775	33,210	124,133	17,554	—	—	227,672
Capital expenditures	249	698	321	5,543	29		6,840

2003
Net Revenue	46,269	49,189	56,652	50,593	—	—	202,703
Segment income / (loss)	9,002	7,360	14,225	(1,235)	(2,933)	—	26,419
Depreciation and amortization	702	2,264	7,781	7,785	3,763	—	22,295
Restructuring and other non-recurring items	—	21	(41)	1,054	(16)	—	1,018
Non-cash items	—	—	—	—	300	—	300
Assets	57,282	99,116	183,183	59,021	249,688	(228,083)	420,207
Goodwill and indefinite lived
intangibles (including allocated amounts)	52,775	70,634	124,133	17,554	—	—	265,096
Capital expenditures	273	141	335	5,624	10		6,383

2002
Net Revenue	44,794	52,385	57,876	52,818	—	—	207,873
Segment income / (loss)	9,129	11,138	14,032	(8,801)	(6,999)	—	18,499
Depreciation and amortization	848	1,622	6,661	8,994	3,807	—	21,932
Restructuring and other non-recurring items	214	691	496	4,314	2,879		8,594
Assets	60,350	92,916	166,842	62,842	259,140	(203,454)	438,636
Goodwill and indefinite lived
intangibles (including allocated amounts)	52,775	70,634	124,133	17,554	—	—	265,096
Capital expenditures	456	184	440	4,645	22		5,747

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

4. Accounts Receivable

Accounts receivable at December 31, 2003 and 2004 are as follows:

	2003	2004

Accounts receivable	$32,546	$33,371
Less:
Allowance for doubtful accounts	(1,750)	(1,428)
Allowance for sales returns	(769)	(1,383)

	$30,027	$30,560

5. Inventories

Inventories at December 31, 2003 and 2004 are as follows:

	2003	2004

Finished goods	$16,533	$16,415
Raw materials	119	139

	$16,652	$16,554

6. Capitalized Software

Capitalized software at December 31, 2003 and 2004 are as follows:

	Life	2003	2004

Capitalized software	2-4 Years	$16,554	$21,920
Less — accumulated amortization		(9,261)	(11,916)

		$7,293	$10,004

7. Goodwill

On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” The Company completed the transitional impairment tests on its goodwill and indefinite lived intangibles during the second quarter ended June 30, 2002. The previous method for determining impairment prescribed by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of,” utilized an undiscounted cash flow approach for the impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Company has four reporting units with goodwill and indefinite lived intangible assets. Goodwill and indefinite lived intangible assets were tested for impairment at the reporting unit level. The Company’s measurement of fair value of goodwill and indefinite lived intangible assets was based on evaluations utilizing both a discounted cash flow, as well as a market approach. These evaluations utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. Certain key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including prepublication costs, are based on estimates related to the Company’s strategic initiatives and current market conditions. Such assumptions also are consistent with those utilized in the Company’s annual planning process. The Company’s discounted cash flow evaluation used a discount rate that corresponds to the Company’s weighted-average cost of capital. This discount rate assumed was consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the Company. The market data utilized represented valuations of comparable companies. Collectively, these evaluations were management’s best estimate of projected future cash flows and the market values of its reporting units.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

7. Goodwill — (Continued)

The Company’s transition analysis indicated that there was no impairment of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company is required to perform impairment tests on an annual basis, or between yearly tests under certain circumstances for goodwill and indefinite lived intangibles. The Company performed its annual impairment tests during the fourth quarter of 2004. This analysis indicated an impairment in the value of goodwill and intangible assets at the World Almanac reporting unit as a result of the current trends and competitive environment in which the World Almanac businesses operate. Accordingly, impairment charges of $36,079 and $1,345, respectively, were recorded for goodwill and intangible assets. The carrying value of the company’s Goodwill and Indefinite Lived Intangible assets at December 31, 2003 and 2004 are as follows:

	2003	2004

Goodwill	$241,324	$205,245
Long Lived Assets — Trademarks and Copyrights	23,772	22,427

	$265,096	$227,672

The Company recorded non-cash deferred income tax expense of approximately $5,200 on January 1, 2002, for taxable temporary differences that will not reverse prior to expiration of the Company’s net operating loss carryforward period. The non-cash charge of $5,200 on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with the Company’s net operating losses. Historically, the Company did not need a valuation allowance for the portion of its net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and trademarks since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by the Company’s net operating loss carryforwards. While book amortization of tax-deductible goodwill and long lived assets ceased on January 1, 2002, the Company continues to amortize these assets for tax purposes. In 2002 and 2003, the Company recorded deferred tax liabilities as the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company’s deductible temporary differences as no assets were sold or impaired in those years. Accordingly, the Company recorded an additional $2,700 and $2,900 to increase deferred tax liabilities for the years ended December 31, 2002 and 2003, respectively. The Company recorded an income tax benefit of $2,507 for the year ended December 31, 2004, primarily resulting from the impairment of certain assets which reduced the deferred tax liability as of December 31, 2004.

8. Other Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill and indefinite lived intangible are as follows:

		December 31, 2003			December 31, 2004

	Useful Lives	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Customer Lists	6-15 yrs	$48,600	$(24,948)	$23,652	$48,600	$(30,784)	$17,816
Copyrights	10-20 yrs	30,800	(6,462)	24,338	30,800	(8,033)	22,767
Software	3-5 yrs	14,789	(10,027)	4,762	14,789	(12,417)	2,372
Trademark	4-10 yrs	3,720	(3,602)	118	200	(102)	98
Distributor relationships	6 yrs	700	(482)	218	700	(598)	102

Total:		$98,609	$(45,521)	$53,088	$95,089	$(51,934)	$43,155

During the year ended December 31, 2004, the Company wrote-off $3,520 of fully amortized trademarks that are no longer being utilized.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

8. Other Intangible Assets — (Continued)

Included in other intangible assets, are trademarks and copyrights not subject to amortization, for which the total carrying amount at December 31, 2003 and 2004 was $23,772 and $22,427, respectively.

Amortization of intangibles for the years ended December 31, 2002, 2003 and 2004 was $12,771, $11,827 and $9,929, respectively, and is included in amortization of intangible assets on the consolidated statements of operations.

The estimated amortization expense for intangible assets subject to amortization for the next five years is as follows:

2005	$9,197
2006	6,843
2007	4,598
2008	3,461
2009	3,253
Thereafter	$15,803

9. Property and Equipment

Property and equipment at December 31, 2003 and 2004 are as follows:

	Life	2003	2004

Machinery, equipment and computer equipment	3-10 Years	$10,628	$9,056
Leasehold improvements	3-15 Years	3,528	2,592
Furniture and fixtures	3-10 Years	4,112	3,579
Internal use software	5 Years	2,392	2,649

Total		20,660	17,876
Less- accumulated depreciation and amortization		(14,868)	(12,994

Property and equipment, net		$5,792	$4,882

Depreciation and amortization expense for the years ended December 31, 2002, 2003 and 2004 was $3,065, $2,280 and $1,830, respectively.

10. Other Assets

Other assets at December 31, 2003 and 2004 are as follows:

	2003	2004

Prepublication costs, net	$22,215	$24,686
Direct response advertising costs, net	5,761	5,498
Other	1,920	1,434

	$29,896	$31,618

During the year ended December 31, 2002, the Company had an investment in ThinkBox, Inc., which was accounted for using the equity method. During 2002, the Company recognized equity method losses of $3,064, related to its investment in ThinkBox.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

11. Other Accrued Liabilities

Other accrued liabilities at December 31, 2003 and 2004 are as follows:

	2003	2004

Rabbi Trust (Note 21)	$1,006	$734
Royalties	1,264	1,926
Accrued interest payable (Note 12)	3,113	4,167
Pension liability (Note 19)	3,987	2,657
Accrued restructuring costs	3,275	3,264
Taxes payable, other than income	369	357
Management fees	650	475
Other	3,502	3,109

	$17,166	$16,689

12. Long-Term Debt

At December 31, 2003 and 2004, long-term debt consists of the following:

	2003				2004
Debt Instrument	Face Value	Unamortized Discount	Principal Payments	Carrying Value	Face Value	Unamortized Discount	Principal Payments	Carrying Value

Senior Subordinated Notes (a)	$152,000	$4,276	$—	$147,724	$152,000	$3,762	$—	$148,238
Senior Bank- Term A (b)	20,150	—	6,618	13,532	—	—	—	—
Senior Bank- Term B (b)	96,750	—	1,216	95,534	—	—	—	—
Senior Bank- New Term A (b)							—	—
	9,767	—	155	9,612	—	—
Revolving Credit (b)	5,000	—	—	5,000	—	—	—	—
Second-Lien Facility	—	—	—	—	145,000	—	—	145,000

Total debt	283,667	4,276	7,989	271,402	297,000	3,762	—	293,238
Less — current portion	8,477	—	—	8,477	—	—	—	—

Long-term debt	$275,190	$4,276	$7,989	$262,925	$297,000	$3,762	$—	$293,238

(a)
In connection with the recapitalization of the Company in 1999, the Company, Weekly Reader and CompassLearning were all co-issuers of 152,000 units consisting of $152,000 in aggregate principal amount of 12 3/4% Senior Subordinated Notes (the Notes) due 2009 and 205,656 shares of common stock. Interest on the Notes is payable semi-annually, on May 15 and November 15. During each year ended December 31, 2002, 2003 and 2004, $19,380 of interest was paid on the Notes.

Based upon an independent valuation, $144,400 was allocated to the value of the Notes while $3,711 was the value ascribed to the common stock. The Notes were issued net of a $5,807 discount, which is being accreted through maturity using the effective interest method.

On or after November 15, 2004, the Company may redeem the Notes at a redemption price of 106.375% of the principal amount, plus accrued interest thereon decreasing annually to 100% in 2007 and thereafter.

The Notes are unconditionally guaranteed by the restricted subsidiaries of the Company (Weekly Reader, CompassLearning and ChildU), as defined in the Credit Agreement, as amended.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

12. Long-Term Debt — (Continued)

(b)
The Senior Bank Credit Facilities are comprised of the $30,000 revolving credit facility (as amended) maturing in 2008, the $31,000 term loan A facility maturing in 2005, the $100,000 term loan B facility maturing in 2006 and the $10,000 new term loan A facility maturing in 2006. During 2000, the Company applied for and received an annually renewable stand-by letter of credit in the amount of $2,000 in connection with a real estate lease entered into by the Company. While this letter of credit is in effect, the Company’s available borrowing under the revolving credit facility is reduced by $2,000. As of December 31, 2004 there had been no drawings against this letter of credit. As of December 31, 2004, there was a no outstanding balance under the revolving credit facility. The term loan A facility, the term loan B facility and the new term loan A facility amortize in quarterly installments. On March 29, 2004, the Company paid off its outstanding balances of its term loan A, term loan B and new term loan A.

On March 29, 2004, the Company refinanced all of its term loans under its Senior Bank Credit Facilities (the “First-Lien Facility”) with a $145,000 senior, second-priority lien secured financing that was provided to the Company pursuant to a term loan facility (the “Second-Lien Facility”). The proceeds of the Second-Lien Facility were used (i) to refinance in full all term loans outstanding under the First-Lien Facility, (ii) to pay fees and expenses related to the Second-Lien Facility and all transactions contemplated in connection therewith and (iii) for general corporate purposes of the Company.

All payment obligations under the Second-Lien Facility are secured by a second-priority lien on the collateral securing the First-Lien Facility; provided that all obligations under the Second-Lien Facility will rank equally in right of payment with all payment obligations under the First-Lien Facility and will not otherwise be subordinated in any respect to the First-Lien Facility. The final maturity of the Second-Lien Facility is March 29, 2009. At the Company’s option, the loans will bear interest at either the Administrative Agent’s (i) alternate base rate (“Base Rate Loans”) or (ii) reserve-adjusted LIBO rate (“LIBO Rate Loans”) plus, in each case, the “Applicable Margin” (as defined). Applicable Margin means, with respect to (i) Base Rate Loans, a rate of 4.00% per annum and (ii) LIBO Rate Loans, a rate of 5.00% per annum. At December 31, 2004, outstanding loans under the Second-Lien Credit facility had an interest rate of 6.76%.

In addition to paying interest on outstanding loans under its credit facilities, the Company is required to pay a commitment fee to the lenders associated with the revolving credit facility in respect to the unused commitments thereunder at a rate of 0.5% per annum (subject to performance-based step downs). Commitment fees paid for unused revolver commitments for the year ended December 31, 2002, 2003 and 2004 were approximately $97, $81, and $114, respectively.

The Second-Lien Facility is subject to mandatory prepayment with:

•	the proceeds of the incurrence of certain indebtedness

•	the proceeds of certain asset sales or other dispositions

•	a change in control

•	annually, 50% of the Company’s excess cash flow (as defined) from the prior year.

The Second-Lien Facility and the Senior Subordinated Notes provide for certain restrictions, including restrictions on asset sales, dividend payments, additional indebtedness, capital expenditures and payments for restricted investments. In addition, the Second-Lien Facility provides for the maintenance of a financial covenant, a maximum ratio (the “Senior Leverage Ratio”) of Senior Secured Debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.25:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio shall not exceed 4.50:1.00, in each case to be tested on the last day of each fiscal quarter and computed for the Company. The Second-Lien Facility also limits the amount of capital expenditures, including all capitalized software development costs and capitalized prepublication costs, to $21.0 million for each year. To the extent permitted, if capital expenditures in any

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

12. Long-Term Debt — (Continued)

year are less than $21.0 million, the remaining permitted amount may be carried forward to the next succeeding year. In connection with entering into the Second-Lien Facility, the Company entered into an amendment and restatement of its First-Lien Facility, which now consists solely of a $30,000 revolving credit facility.

The First-Lien Facility, as amended and restated, has a maturity of December 29, 2008, and has one financial covenant, a Senior Leverage Ratio of senior secured debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.00:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio may not exceed 4.25:1.00, in each case to be tested on the last day of the fiscal quarter and computed for the Company. The First-Lien Facility also limits the amount of capital expenditures, including all capitalized software development costs and capitalized prepublication costs, to $21.0 million for each year. To the extent permitted, if capital expenditures in any year are less than $21.0 million, the remaining permitted amount may be carried forward to the next succeeding year.

Interest on revolving loan borrowings under the First-Lien Facility bear interest at a maximum rate per annum equal to the LIBO rate as defined in the First-Lien Facility plus 3.50% or the alternate base rate as defined in the First-Lien Facility plus 2.50%, such rates are subject to adjustment on a quarterly basis based on the Company’s leverage ratio for the last four quarters.

As a result of the refinancing, the Company wrote-off the remaining balances of deferred financing costs associated with the First Lien Facility of approximately $1,914. These costs are included in interest expense, including amortization of deferred financing costs, on the consolidated statements of operations for the year December 31, 2004.

In connection with the refinancing, the Company incurred costs and expenses, primarily investment banking and legal fees, of approximately $6,661. These amounts have been recorded as deferred financing fees at December 31, 2004 and are being amortized over the term of the Second-Lien Facility using the effective interest method. During the year ended December 31, 2004, the Company recognized $1,542 of interest expense related to the amortization of deferred financing fees related to the Second-Lien Facility.

At December 31, 2004, there were no outstanding advances under the Company’s $30,000 revolving credit facility. The Company has stand-by letters of credit, renewable annually, in the amount of $2,075 of which $2,000 serves as security for a real estate lease entered into by the Company and $75 serves as security for certain surety bonds issued on behalf of the Company. The Company’s available borrowing under the revolving credit facility is reduced by any outstanding letters of credit. At December 31, 2004, the Company had, net of the $2,075 in outstanding letters of credit, $27,925 of available credit under the revolving credit facility.

Maturities of long-term debt, including unamortized discount at December 31, 2004, are as follows:

2005	$—
2006	—
2007	—
2008	—
2009	297,000

Total	$297,000

In May of 2002, the Company entered into interest rate swap, which swapped a portion of the fixed rate 12.75% notes for a floating rate. During December of 2002, the Company unwound the interest rate swap. The Company realized a gain of $1,720, on this swap, which is included in other income (expense) in the consolidated statement of operations.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

12. Long-Term Debt — (Continued)

Pursuant to the terms of the First and Second-Lien Credit Agreements, the Company is required to enter into or maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount that, when taken together with the aggregate principal amount of Total Debt, as defined, subject to a fixed interest rate, is at least equal to at least 50% of the aggregate principal amount of Total Debt. On November 15, 2003, the Company entered into a one year interest rate cap agreement with a notional principal of $61,000, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. This interest rate cap agreement expired November 15, 2004. Between November 15, 2004 and December 31, 2004, more than 50% of the aggregate principal amount of Total Debt is subject to a fixed interest rate. Therefore, the interest rate cap was not renewed during that period.

13. Restructuring and Other Non-Recurring Expenses

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted SFAS 146 in December 2002.

In January 2002, the Company’s Board of Directors approved a restructuring plan (the “2002 Plan of Restructuring”) and accordingly, the Company incurred charges for restructuring, asset write-downs and other exit costs totaling $8,594.

The 2002 Plan of Restructuring included integration and cost reduction initiatives comprised of closure of facilities and a reduction in work force.

Pursuant to the 2002 Plan of Restructuring, 107 positions were eliminated throughout the Company. Severance and other benefit costs of approximately $3,200 relate to the elimination of these employees from the workforce. This workforce reduction primarily took place at CompassLearning but all operating units of WRC Media were impacted. Most of the workforce reductions represented administrative and back office related employees. The workforce reductions were substantially completed by January of 2003. Some benefit costs extended beyond the completion of the workforce reductions due to the Company’s contractual severance obligations to certain individuals that were paid in 2003.

Lease termination costs include future obligations under long-term non-cancelable lease agreements at facilities that were vacated following the workforce reductions. The majority of these costs consisted of the estimated lease costs, net of probable sublease income, associated with the cancellation of a portion of the Company’s lease at 512 Seventh Avenue in New York, N.Y. which expires in 2015. As a result of the facilities being vacated, certain assets were written off. All office space was vacated prior to accrual of this expense.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

13. Restructuring and Other Non-Recurring Expenses — (Continued)

Components of the Company’s restructuring plans and other non-recurring expenses, including the plans initiated in 2002, are shown in the following table for 2003.

	Balance at January 1, 2003	Charges	Payments Incurred	Balance at December 31, 2003

Severance and other benefits	$1,338	$221	$(1,527)	$32
Lease terminations	4,915	605	(2,277)	3,243

Total	$6,253	$826	$(3,804)	$3,275

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

Components of the Company’s 2002 restructuring plan, are shown in the following table for 2004.

	Balance at January 1, 2004	Charges	Payments Incurred	Balance at December 31, 2004

Severance and other benefits	$32	$(7)	$(25)	$—
Lease terminations	3,243	1,544	(1,523)	3,264

Total	$3,275	$1,537	$(1,548)	$3,264

During the year ended December 31, 2004, the Company reviewed its restructuring reserve established in 2002 and increased the reserve for lease terminations in the amount of $1,544 resulting from the updating of the assumptions used in determining the fair value of the remaining lease obligations associated with facilities vacated during 2002.

The restructuring reserve of $3,264 at December 31, 2004 is expected to be paid as follows: in the year 2005–$1,498, 2006 and beyond–$1,766. The restructuring reserve is included in other accrued liabilities in the consolidated balance sheet.

During the year ended December 31, 2003 the Company incurred $192 of due diligence and other costs related to an acquisition that was not completed and is not expected to be completed in the foreseeable future. These non-recurring costs have been included in the consolidated statements of operations in Restructuring costs and other non-recurring expenses.

14. Preferred Stock

15% Senior Preferred Stock

The Company has authorized the issuance of up to 20,000,000 shares of preferred stock in one or more series as designated by the Board of Directors. In 1999, the Company issued 3,000,000 shares of 15% Senior Preferred Stock, due in 2011 (the “Senior Preferred Stock”) with a liquidation preference of $25.00 per share. The Senior Preferred Stock has no voting rights, except under certain circumstances, and shall accrue dividends at a rate of 15% per annum, subject to adjustment if the Company fails to redeem all outstanding shares of such preferred stock in connection with a mandatory redemption or change of control. Effective January 1, 2004, the Company adopted the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” The adoption of this statement required the Company to reclassify its 15% Senior Preferred Stock from the mezzanine section of the balance sheet to long-term liabilities. Effective January 1, 2004, dividend payments for the 15% Senior Preferred Stock are recorded as interest expense in the consolidated statement of operations.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

14. Preferred Stock — (Continued)

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

Senior Preferred Stock	$63,249
Weekly Reader Warrants	9,133
CompassLearning Warrants	2,618

$75,000

The Senior Preferred Stock is being accreted to its redemption value using the effective interest method. Accretion for the years ended December 31, 2002, 2003 and 2004 amounted to $932, $947 and $959, respectively. Accretion for the year ended December 31, 2004 has been recorded as interest expense in the consolidated statement of operations.

Prior to December 31, 2004, or such earlier dividend date as the Company may elect, the Company will pay dividends in-kind. After December 31, 2004, dividends will be paid in cash or will continue to be paid in-kind at the option of the Company. To the extent the Company elects to continue to pay dividends in-kind after December 31, 2004 for four consecutive quarters or for six quarters in total, the preferred shareholders obtain a board of director’s seat. It is the Company’s present intention to continue to pay dividends in-kind subsequent to December 31, 2004. If the Company pays the arrearage, the preferred shareholders will lose the board of director’s seat. Accrued Senior Preferred Stock dividends for the years ended December 31, 2002, 2003 and 2004, amounted to $16,384, $18,982 and $21,994 (the 2004 dividends have been recorded as interest expense in the consolidated statement of operations), respectively. Such accrued dividends reflect penalty dividends of 0.5% for periods prior to November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with the Company’s conclusion. The Company may redeem the Senior Preferred Stock, including unpaid dividends, prior to November 17, 2002, or after November 17, 2004, subject to certain conditions. The Company is required to redeem, to the extent it has funds legally available, all outstanding shares of the Senior Preferred Stock on November 17, 2011.

18% Junior Participating Cumulative Convertible Preferred Stock

The Company has designated 750,000 shares of its 20,000,000 authorized shares of preferred stock as the 18% Junior Participating Cumulative Convertible Preferred Stock series (the “Junior Preferred Stock”) par value $0.01 per share. In connection with WRC Media’s acquisition of ChildU, Inc. in 2001 and its minority investment in ThinkBox, Inc. the Company issued 343,750 shares of the Junior Preferred Stock at $40.00 per share to finance in part the ChildU acquisition and the investment in ThinkBox. The Junior Preferred Stock has a liquidation preference of $40.00 per share and accrues dividends at a rate of 18% per annum, subject to adjustment under certain conditions. Accrued Junior Preferred stock dividends for the years ended December 31, 2002, 2003 and 2004 amounted to $2,968, $3,538 and $4,220 respectively. The Junior Preferred Stock shall, with respect to dividend rights and rights on liquidation, dissolution and winding up, rank junior to the 15% Senior Preferred Stock due 2011 but rank senior to WRC Media’s common stock, par value $0.01 per share. The holders of the Junior Preferred Stock shall be entitled to vote upon any matter submitted to a vote of the holders the Company’s common stock and shall have one vote for each share of

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

14. Preferred Stock — (Continued)

Junior Preferred Stock held. Each share of Junior Preferred is convertible, at any time at the option of the holder into an equal number of shares of the Company’s common stock. The Junior Preferred Stock is also subject to conversion, at the Company’s option, upon the consummation of an initial public offering by the Company of its common stock. The shares of the Junior Preferred Stock are not redeemable.

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

16. Income Taxes

At December 31, 2004, the Company had available net operating loss carryforwards (NOLs) of approximately $212,860. No tax benefit has been reflected in the accompanying financial statements as the utilization of the operating loss carryforwards is not considered more likely than not. Accordingly, this amount has been fully offset by a valuation allowance.

The NOLs are scheduled to expire in the following years:

Amount

2009	$4,995
2010	17,890
2011	14,006
2017	11,620
2018	2,945
2019	15,879
2020	52,638
2021	21,828
2022	32,232
2023	18,272
2024	20,555

$212,860

In 2002, 2003 and 2004, the Company recorded income tax expense of $280, $151 and $363, respectively, related to a provision for current state, local and foreign taxes.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

16. Income Taxes — (Continued)

The Company’s provision for income tax differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% primarily due to state and local taxes and changes in valuation allowances as detailed below:

	2002	2003	2004

Tax benefit at federal statutory rate	$(4,867)	$(1,534)	$(25,741)
State and local taxes, net of federal impact	1,822	(2,239)	(1,486)
Mandatorily redeemable preferred stock dividends	—	—	7,698
Non-deductible amortization and impairments	—	—	3,367
Change in valuation allowance	10,333	10,401	15,404
Change in composite state tax rates	—	(1,267)	—
Other, net	892	(2,310)	(1,386)

Income tax provision	$8,180	$3,051	$(2,144)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred income tax assets are as follows:

	2003	2004

Deferred tax assets:
Accrued expenses	$1,578	$2,324
Other	4,650	6,022

Total current deferred tax assets	6,228	8,346

Difference between book and tax basis of indefinite lived intangibles	1,491	6,626
Difference between book and tax basis of other intangibles	16,100	20,201
Net operating loss carryforward	76,281	81,839
Other	3,557	3,037

Total non-current deferred tax assets	97,429	111,703

Total deferred tax assets	103,657	120,049

Deferred tax liabilities:
Difference between book and tax basis of indefinite lived intangibles	$(10,800)	$(8,293)
Difference between book and tax basis of fixed assets	(3,197)	(2,901)

Total deferred tax liabilities	(13,997)	(11,194)

Total net deferred tax assets	89,660	108,855

Less: Valuation allowance	(100,460)	(117,148)

Net	$(10,800)	$(8,293)

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

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

16. Income Taxes — (Continued)

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

With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite lived intangibles but continues to amortize these intangibles for tax purposes. In 2002 and 2003 the Company recorded additional non-cash deferred income tax expenses of $2,700 and $2,900, respectively related to the increase in its net deferred tax liability for the tax effect on the net increase in the difference between the book and tax basis in the indefinite lived intangible assets. In 2004, as the result of the impairment of the book basis of indefinite-lived intangibles, the Company reversed previously recorded provisions resulting in a benefit of $(2,507).

17. Stockholders’ Deficit

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

Stock Options

During 1999, the Company granted options to purchase 301,724 (the “1999 Options”) at $18.60 per share, which vested as follows: 33%, in 1999, 33% in 2000 and 34% in 2001. Certain of these options contain a cashless exercise provision which require the Company to account for such options using variable plan accounting. Additionally, in 2002, the Company granted certain of its executives, options to purchase 220,000 shares of common stock at $40.00 per share. Such options also contain a cashless exercise provision. During 2002, 2003 and 2004, no compensation expense was recognized for these options as the fair market value of the Company’s common stock, as estimated by the Company’s Board of Directors, was less than the exercise price of the options.

During 2003, a terminated employee exercised options to purchase 13,456 shares of common stock. The Company immediately repurchased such shares at a price of $40.00 per share pursuant to the employee’s termination agreement. The difference between the $40.00 per share repurchase price and the exercise price of the options, in the aggregate amount of $288, was recorded as compensation expense in the consolidated statement of operations during 2003.

In 2000, the Company adopted the WRC Media Inc. and Subsidiaries Year 2000 Stock Option Plan (the “Plan”) under which 319,463 shares of common stock have been made available for issuance. The purpose of the Plan is to encourage and enable the officers, employees, directors, consultants and other key persons of WRC Media Inc., and its Parents, Subsidiaries and Affiliates, upon whose judgment, initiative and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. The Plan is administered by the Board of Directors (“Board”), or by a committee of the Board, comprised of not less than two Directors.

The exercise price per share for the common stock covered by a Stock Option is determined by the Board at the time of grant but shall not be less than 100% of the Fair Market Value on the date of grant in the case of Incentive Stock Options. “Fair Market Value” of the Stock on any given date means the fair

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

17. Stockholders’ Deficit — (Continued)

market value of the common stock determined in good faith by the Board. During 2000, the Company granted options to purchase 107,523 shares at $18.60 per share to an executive under his employment agreement that were not covered by the Plan. Those options contain a cashless exercise provision and are subject to variable plan accounting. No compensation expense was recognized for these options during 2002, 2003 and 2004. The options covered under the Plan vest ratably over four years from the date of grant.

In 2001, in conjunction with the acquisition of ChildU, Inc. (see Note 1), the Company granted 35,000 options at $40.00 per share (the “2001 Options”) to certain key employees of ChildU, Inc. The 2001 Options vest ratably over two years from the date of grant.

A summary of the Company’s option activity is as follows:

	Year Ended December 31, 2002		Year Ended December 31, 2003		Year Ended December 31, 2004
Employee Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	608,601	$21.34	878,901	$27.47	897,970	$27.25
Granted	289,500	40.00	35,000	18.60	—	—
Exercised	—		(13,456)	18.60	—
Expired	—		—		(20,000)	40.00
Forfeited	(19,200)	21.94	(2,475)	31.57	(12,512)	39.98

Outstanding, end of year	878,901	27.47	897,970	27.25	865,458	26.77

Options exercisable at year-end	572,762		741,097		828,021

Options available for grant at year-end	39,073		5,745		11,570

Options subject to variable accounting	615,076		607,370		587,370

Weighted-average fair value of options granted during the period	$—		$—		$—

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.75% and 3.3% in 2002 and 2003; no expected dividend yield for 2002 and 2003; and expected life of 5 years with no expected volatility for 2002 and 2003, respectively.

The following table summarizes information about employee stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding December 31, 2004	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable at December 31, 2004	Exercise Price

$18.60	535,045	5.3 years	$18.60	514,983	$18.60
$40.00	330,413	6.8 years	$40.00	313,038	$40.00

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

18. Related Party Transactions

Management Agreements

In connection with the acquisition of Weekly Reader and CompassLearning, the Company entered into management agreements with its principal shareholder.

In accordance with the management agreements, the shareholder provides Weekly Reader and CompassLearning management consulting and financial advisory services. As a result, Weekly Reader and CompassLearning are obligated to pay to the shareholder annual aggregate management fees for services to both Weekly Reader and CompassLearning totaling $950, which are payable quarterly The agreements have no stated term, but can be terminated by the shareholder upon five days notice. In addition, the Company will reimburse the principal shareholder for reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services.

In June 2003, the shareholder waived the payment of $300 in management fees for 2003. The waived amount has been recorded as a capital contribution. During the years ended December 31, 2002, 2003 and 2004, the Company recognized expenses for such management fees in each year of $950. At December 31, 2003 and 2004, other accrued liabilities include approximately $650 and $475 of accrued management fees, respectively.

19. Retirement Plans

Substantially all of the Company’s employees are eligible to participate in a defined contribution plan of the Company. Pursuant to the provisions of the Plan, the Company is obligated to match 33% of the employee’s contribution to the Plan up to the first 6% of the employee’s compensation. The expense recognized by the Company for the Company’s contributions to the plan was $1,352, $1,303 and $1,358 for the years ended December 31, 2002, 2003 and 2004, respectively.

A subsidiary of Weekly Reader sponsors a defined benefit pension plan (the “American Guidance Plan”) for the benefit of its employees. The benefits to be paid under the American Guidance Plan are based on years of service and compensation amounts for the average of the highest five consecutive plan years. The American Guidance Plan is funded by means of contributions to the plan’s trust. The pension funding policy is consistent with the funding requirements of U.S. Federal and other governmental laws and regulations. Plan assets consist primarily of fixed income, equity and short-term investments.

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

19. Retirement Plans — (Continued)

The net pension expense for the American Guidance Plan and the reconciliation of the funded status of the Plan at December 31, 2003 and 2004 and the accrued obligation in the consolidated balance sheets are as follows (based on a measurement date of July 1, 2004):

	2003	2004

Change in benefit obligation:
Projected benefit obligation, beginning of year	$14,379	$15,499
Service cost	916	900
Interest cost	883	949
Actuarial loss	(109)	217
Benefits paid	(570)	(613)

Projected benefit obligation, end of year	$15,499	$16,952

Change in plan assets:
Fair value of plan assets, beginning of year	$7,269	$9,656
Actual return on plan assets	1,928	1,391
Employer contributions	1,029	2,254
Benefits paid	(570)	(613)

Fair value of plan assets, end of year	$9,656	$12,688

Funded status at December 31,
Plan assets less than benefit obligation	$(5,842)	$(4,264)
Unrecognized actuarial loss	3,754	3,379

Accrued pension cost	$(2,088)	$(885)

Amounts recognized in consolidated balance sheets:
Accrued benefit liability	$(3,987)	$(2,657)
Accumulated other comprehensive loss	1,899	1,772

	$(2,088)	$(885)

Components of net periodic benefit cost:
Service cost	$916	$900
Interest cost	883	949
Expected return on plan assets	(675)	(967)
Amortization of unrecognized net actuarial loss	294	169

Net periodic benefit cost	$1,418	$1,051

Accumulated benefit obligation and fair value of assets:
Accumulated benefit obligation	$(13,644)	$(15,345)
Fair value of assets	$9,656	$12,688

Weighted-average assumptions as of end of year
Discount rate	6.25%	5.80%
Expected return on plan assets	9.0%	8.25%
Rate of compensation increase	3.5%	3.25%

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

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

19. Retirement Plans — (Continued)

aggregate target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The Company reviews the expected rate of return on an annual basis and revises it as appropriate.

The American Guidance Plan investment objective is a heavily weighted equity portfolio with an emphasis on long-term growth. Assets held include high-quality, well-capitalized stocks of established companies and were allocated 87% to equity securities and 11% to fixed income securities in 2003 and 82% to equity securities and 11% fixed income securities in 2004:

	2003	2004

Asset Category:
Equity Securities	87.0%	82.0%
Debt Securities	11.0%	11.0%
Other	2.0%	7.0%

Total	100.0%	100.0%

The Company expects to contribute $1,275 to the American Guidance Plan in 2005.

The following benefit payments, which reflect future service, as appropriate, are expected to be paid by the American Guidance Plan during the next ten years:

Pension Benefits
2005	$687
2006	683
2007	695
2008	765
2009	858
2010-2014	6,104

A minimum pension liability adjustment is required when the actuarial present value of the accumulated plan benefits exceeds plan assets and accrued pension liability. In 2002, 2003 and 2004, a minimum liability adjustment of ($3,041), $1,458 and $127 respectively, was recorded as a component of other comprehensive income (loss) and reported in accumulated other comprehensive loss as a component of stockholders’ deficit.

20. Commitments and Contingencies

Leases

The Company has non-cancelable operating leases for equipment, office and warehouse space that include future minimum rental commitments as follows:

	Lease Commitments	Sublease Rentals	Net Commitments

Year Ending December 31,
2005	$6,370	$(348)	$6,022
2006	5,653	(352)	5,301
2007	4,975	(359)	4,616
2008	3,204	(359)	2,845
2009	2,127	(241)	1,886
Thereafter	9,841	—	9,841

Total	$32,170	$(1,659)	$30,511

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

20. Commitments and Contingencies — (Continued)

Rent expense, net of sublease rentals, under operating leases was approximately $5,137, $4,385 and $4,563 for the years ended December 31, 2002, 2003 and 2004, respectively.

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

SEC Inquiry

As previously disclosed in our Form 8-K filed with the SEC on December 15, 2003, the SEC has been conducting an informal inquiry concerning the Company. The SEC’s inquiry focused on a single December 2002 transaction involving the Company’s CompassLearning unit, with respect to which the Company initially recognized revenue in the 4th Quarter of 2002, established a bad debt reserve in the 1st Quarter of 2003 for the full amount of the previously recorded accounts receivable related to this transaction and subsequently reversed entirely when the Company restated in 2004 its financial statements for 2002 and 2003 for this and other matters, as described in our Form 10-K filed with the SEC on June 15, 2004. In connection with this inquiry, on February 3, 2005 three of the Company’s employees, including the Company’s then Chief Executive Officer, Martin E. Kenney, and two non-executive employees of CompassLearning, received “Wells” notices from the staff of the SEC informing them that the staff intends to recommend that the SEC commence actions against them, alleging violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 thereunder and certain other federal securities laws. The Company did not receive a “Wells” notice from the staff of the SEC and has no reason to believe that it will become the subject of an enforcement action related to the SEC investigation.

15% Senior Preferred Stock due 2011

In 1999, the Company issued 3,000,000 shares of 15% Senior Preferred Stock due in 2011 with a liquidation preference of $25.00 per share. The Senior Preferred Stock shall accrue dividends at a rate of 15% per annum, subject to adjustment if the Company fails to redeem all outstanding shares of such Preferred Stock in connection with a mandatory redemption or change of control. Preferred Stock dividends for the years ended December 31, 2002, 2003 and 2004, amounted to $16,384, $18,982 and $21,994, respectively, and are payable in additional shares of Senior Preferred Stock. Such accrued dividends reflect penalty dividends of 0.5% for periods prior to November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with that conclusion.

21. Rabbi Trust

In 1998, as part of its acquisition of American Guidance, a subsidiary of Weekly Reader, approximately $19,600 of the American Guidance purchase price was paid through contributions to several Rabbi Trusts to settle American Guidance’s obligations due to employees under American Guidance’s predecessor company stock option, employee stock ownership and deferred compensation plans. Payments to the beneficiaries of the Rabbi Trusts are taxable upon distribution from the Rabbi Trusts with Weekly Reader receiving a corresponding deduction for income tax purposes. The assets of the Rabbi Trusts and a related liability are presented in other current assets and accrued liabilities, respectively on the consolidated balance sheets. The balance of liability as of December 31, 2003 and 2004 were approximately $1,006 and $734, respectively. The marketable securities in the Rabbi Trusts have been classified as trading securities and investment income of $156, $55 and $65 has been offset by compensation expense for the same amount on the

Back to Contents

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

21. Rabbi Trust — (Continued)

accompanying consolidated statements of operations for the years ended December 31, 2002, 2003 and 2004, respectively. Marketable securities in the Rabbi Trust have been recorded at fair value, based on quoted market prices, on the accompanying consolidated balance sheets.

22. Supplemental Disclosure of Cash Flow Information

	2002	2003	2004

Cash paid during the period for interest	$27,870	$27,779	$28,170
Cash paid during the year for income taxes	$280	$285	$289
Non-cash financing activities:
Preferred stock dividends accrued	$19,352	$22,520	$21,994(1)
Accretion of preferred stock	$932	$947	$959(1)

(1)
During the year ended December 31, 2004, the $21,994 of preferred stock dividends and $959 of accretion have been recorded as interest expense in the statement of operations, resulting from the Company’s adoption of SFAS 150, effective January 1, 2004.

23. Quarterly Data (Unaudited)

The following is a summary of the unaudited selected quarterly results for which all adjustments necessary for the fair presentation of each period were included.

	Three Months Ended
	March 31	June 30	September 30	December 31

2004
Revenues	$42,760	$45,849	$61,012	$59,847
Gross profit	29,840	31,934	44,937	43,943
Operating costs and expenses	30,563	29,928	33,459	72,572
Income / (loss) from operations	(723)	2,006	11,478	(28,629)
Net income / (loss)	(16,277)	(12,516)	(3,263)	(39,347)

2003
Revenues	$47,038	$44,141	$55,387	$56,137
Gross profit	33,765	31,057	40,585	40,851
Operating costs and expenses	29,342	27,328	28,570	34,599
Income / (loss) from operations	4,423	3,729	12,015	6,252
Net income / (loss)	(3,753)	(4,874)	3,541	(2,348)

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
Weekly Reader Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Weekly Reader Corporation and subsidiaries (the “Company”), a 94.9% owned subsidiary of WRC Media Inc., as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weekly Reader Corporation and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 14 of the consolidated financial statements, as of January 1, 2004, the Company has changed its method of accounting for its 15% Senior Preferred Stock to conform to Statement of Financial Accounting Standards No. 150.

DELOITTE & TOUCHE LLP

New York, New York
March 31, 2004

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2003	2004

ASSETS
CURRENT ASSETS:
Cash	$1,267	$11,233
Accounts receivable (net of allowances for doubtful accounts and sales returns of $2,179 and $2,745, respectively)	20,880	23,306
Inventories	15,890	16,203
Due from related party	11,502	8,525
Prepaid expenses	2,882	2,581
Other current assets (including restricted assets of $1,006 and $734, respectively	1,889	2,065

Total current assets	54,310	63,913

PROPERTY AND EQUIPMENT, net	4,665	4,346
GOODWILL	101,978	101,978
DEFERRED FINANCING COSTS, net	512	—
OTHER INTANGIBLE ASSETS, net	31,580	29,643
DUE FROM RELATED PARTY	—	20,712
OTHER ASSETS	29,711	31,433

Total assets	$222,756	$252,025

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(amounts in thousands, except share and per share data)

	December 31,
	2003	2004

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$15,446	$15,674
Accrued expenses and other current liabilities	15,865	15,006
Deferred revenue	17,565	18,237
Current portion of long-term debt	8,477	—

Total current liabilities	57,353	48,917

DEFERRED TAX LIABILITIES	4,800	5,473
15%SENIOR PREFERRED STOCK, including accrued dividends (3,000,000 shares outstanding) (Liquidation preference of $160,630)	—	160,630
LONG TERM DEBT	262,925	293,238

Total liabilities	325,078	508,258

COMMITMENTS AND CONTINGENCIES

15% SENIOR PREFERRED STOCK,
including accrued dividends (3,000,000 shares outstanding)	138,636	—

STOCKHOLDERS’ DEFICIT:
Common stock, ($.01 par value, 20,000,000 shares authorized; 2,830,000 shares outstanding in 2003 and 2004)	28	28
Additional paid-in capital	9,133	9,133
Due from parent	(56,464)	(49,670)
Accumulated other comprehensive loss	(1,899)	(1,772)
Accumulated deficit	(191,756)	(213,952)

Total stockholders’ deficit	(240,958)	(256,233)

Total liabilities and stockholders’ deficit	$222,756	$252,025

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
(amounts in thousands)

	2002	2003	2004

REVENUE, net	$155,055	$152,110	$161,865
COST OF GOODS SOLD	38,647	37,739	39,365

Gross profit	116,408	114,371	122,500

COSTS AND EXPENSES:
Sales and marketing	28,179	28,241	33,557
Distribution, circulation and fulfillment	14,012	14,626	14,846
Editorial	10,847	10,365	10,797
General and administrative	18,654	19,011	21,648
Restructuring costs	4,280	(516)	(15)
Depreciation	1,969	1,706	1,499
Amortization of intangible assets	7,252	9,088	8,422

Total operating costs and expenses	85,193	82,521	90,754

Income from operations	31,215	31,850	31,746
INTEREST EXPENSE, INCLUDING AMORTIZATION OF DEFERRED FINANCING COSTS	(28,877)	(28,091)	(52,419)
OTHER INCOME (EXPENSE), net	965	(696)	(794)

Income (loss) before income tax provision	3,303	3,063	(21,467)
INCOME TAX PROVISION	4,201	612	729

Net (loss) income	$(898)	$2,451	$(22,196)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
(amounts in thousands)

	Common Stock		Additional Paid-In	Due From	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Value	Capital	Parent	Income (loss)	Deficit	Deficit

Balance, January 1, 2002	2,830	$28	$9,133	$(66,774)	$(316)	$(157,943)	$(215,872)
Other comprehensive Income (loss):
Net income	—	—	—	—	—	(898)
Minimum pension liability	—	—	—	—	(3,041)	—
Total comprehensive loss							(3,939)
Preferred stock dividends	—	—	—	—	—	(16,384)	(16,384)
Change in due from parent	—	—	—	4,969	—	—	4,969

Balance, December 31, 2002	2,830	28	9,133	(61,805)	(3,357)	(175,225)	(231,226)
Other comprehensive Income (loss):
Net income	—	—	—	—	—	2,451
Minimum pension liability	—	—	—	—	1,458	—
Total comprehensive income							3,909
Preferred stock dividends	—	—	—	—	—	(18,982)	(18,982)
Change in due from parent	—	—	—	5,341	—	—	5,341

Balance, December 31, 2003	2,830	28	9,133	(56,464)	(1,899)	(191,756)	(240,958)
Other comprehensive Income (loss):
Net income	—	—	—	—	—	(22,196)
Minimum pension liability	—	—	—	—	127	—
Total comprehensive loss							(22,069)
Change in due from parent	—	—	—	6,794	—	—	6,794

Balance, December 31, 2004	2,830	$28	$9,133	$(49,670)	$(1,772)	$(213,952)	$(256,233)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
(amounts in thousands)

	2002	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(898)	$2,451	$(22,196)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred income tax provision	4,100	700	673
Depreciation and amortization	9,221	10,794	9,921
Accrual of mandatorily redeemable preferred stock dividends	—	—	21,994
Impairment of pre-publication costs	—	—	76
Write-off of acquisition costs	49	—	—
Amortization of deferred financing costs	181	180	512
Loss on dispositions of property and equipment	711	84	117
Amortization of debt discount	396	451	514
Changes in operating assets and liabilities:
Accounts receivable	2,194	1,567	(2,426)
Inventories	(635)	(1,522)	(313)
Prepaid expenses and other assets	349	(11,524)	(8,159)
Accounts payable	2,752	(3,393)	228
Deferred revenue	2,149	(3,092)	672
Accrued expenses and other liabilities	(9,563)	(2,797)	(731)

Net cash provided by (used in) operating activities	11,006	(6,101)	882

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,102)	(759)	(1,297)
Proceeds from disposition of property and equipment	578	4	—

Net cash used in investing activities	(524)	(755)	(1,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	33,000	34,000	37,000
Repayments of revolving line of credit	(33,000)	(29,000)	(42,000)
Repayment of senior bank debt	(6,171)	(7,989)	(118,678)
Proceeds from issuance of long term debt	—	—	145,000
Due from parent, net	5,133	5,341	6,794
Due from related party	(7,316)	(2,048)	(17,735)

Net cash provided by (used in) financing activities	(8,354)	304	10,381

Increase (decrease) in cash and cash equivalents	2,128	(6,552)	9,966
CASH AND CASH EQUIVALENTS, beginning of year	5,691	7,819	1,267

CASH AND CASH EQUIVALENTS, end of year	$7,819	$1,267	$11,233

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)

1. Description of Business

The consolidated financial statements of Weekly Reader Corporation (“WRC”) include the accounts of WRC and its wholly-owned subsidiaries (all are collectively referred to as “Weekly Reader” or the “Company”). At December 31, 2003 and 2004, WRC Media Inc. (the “Parent”) owns 94.9% and PRIMEDIA, Inc. owns 5.1% of the common stock of Weekly Reader.

The Company is in the business of developing, publishing and marketing print and electronic supplemental education materials for the Pre-K-12 market. Our product portfolio includes a broad range of instructional materials, testing and assessment products and library materials. Certain of the Company’s products have been sold in the education marketplace for over 100 years. The Company’s customers are primarily within the United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Actual results could differ materially from these estimates. Significant accounting estimates used in the preparation of the Company’s consolidated financial statements include estimates for sales returns and allowances, the allowance for doubtful accounts, the carrying values of goodwill, intangible asset and long-lived assets, the realizability of deferred tax assets and depreciation and amortization.

Inventories

Inventories are valued at the lower of cost or market on a first-in, first-out (“FIFO”) basis. The Company periodically evaluates the realizability of inventories and adjusts the carrying value as necessary.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, and are depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Improvements are capitalized while maintenance and repairs are expensed as incurred.

Deferred Financing Fees

Deferred financing fees relate to direct costs paid by the Company in connection with its financing agreements. These costs are deferred and are amortized on an effective interest basis over the term of the related debt. Amortization of deferred financing costs charged to interest expense for the years ended December 31, 2002, 2003 and 2004 were $181, $180 and $512, respectively.

Revenue Recognition

Subscriptions are recorded as deferred revenue when received and recognized as income over the term of the subscription. Sales of books, tests and other items are generally recognized as revenue upon shipment, net of an allowance for returns. Advertising revenues are recognized as income on the issue date, net of

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

2. Summary of Significant Accounting Policies — (Continued)

provisions for rebates. Revenues on sales of books to certain distributors are recognized when the Company’s products are sold by them to their customers, net of an allowance for returns. Consigned inventory associated with sales to distributors is not significant at December 31, 2003 and 2004.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This consensus is applicable to agreements entered into in quarters beginning after June 15, 2003. Additionally, companies were permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The adoption of EITF 00-21 during 2003 did not have a material impact on the Company’s consolidated financial statements.

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

Licensing revenue is recorded in accordance with royalty agreements at the time licensed materials are available to the licensee or when the licensee reports sales of licensed products and collections are reasonably assured.

Revenue is recognized for periodical subscriptions when the issue is shipped and available to the subscribers.

Comprehensive Loss

SFAS 130 “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The components of the Company’s other comprehensive income (loss) consist solely of minimum pension liability adjustments.

Prepublication and Direct-Response Advertising Costs

Marketing, selling, distribution, editorial, and other general and administrative expenses are generally expensed as incurred. Certain editorial costs relating for long-lived product lines are deferred and amortized using both straight-line and accelerated methods over periods ranging from three to ten years. Capitalized editorial costs are recorded as prepublication costs. As of December 31, 2003 and 2004, other assets in the accompanying consolidated balance sheets, include prepublication costs of $22,215 and $24,686 (net of accumulated amortization), respectively. Accumulated amortization of prepublication costs at December 31, 2003 and 2004 was $15,098 and $21,383, respectively. Amortization of prepublication costs, which is included in depreciation and amortization in the accompanying consolidated statements of operations, was $3,882, $5,720 and $6,486 for the years ended December 31, 2002, 2003 and 2004, respectively.

Advertising and subscription acquisition costs are expensed the first time the advertising takes place, except for direct-response advertising, the primary purpose of which is to elicit sales from customers who can be shown to have responded specifically to the advertising and that results in probable future economic benefits. Direct-response advertising consists of product promotional mailings, catalogs and subscription promotions. These direct-response advertising costs are capitalized and amortized over the estimated period of

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

2. Summary of Significant Accounting Policies — (Continued)

future benefit using a ratio of current period revenues to total current and estimated future period revenues. The amortization periods range from ten months to thirty months subsequent to the promotional event. Amortization of direct-response advertising costs is included in marketing and selling expenses in the accompanying consolidated statements of operations. As of December 31, 2003 and 2004, other assets on the accompanying balance sheets, include direct-response advertising costs, of $5,761 and $5,498 (net of amortization), respectively. Accumulated amortization of direct-response advertising costs at December 31, 2003 and 2004 was $8,219 and $13,275, respectively. Amortization of direct-response advertising costs, which is included in marketing and selling on the accompanying consolidated statements of operations, was $7,430, $6,606 and $8,091 for the years ended December 31, 2002, 2003 and 2004, respectively.

Capitalized Software Costs

The Company capitalizes software development costs under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). The Company capitalizes the costs of acquiring, developing and testing software to meet the Company’s internal needs. Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Internal use software costs are amortized using a straight-line method over a five-year period. Amortization of internal use software amounted to $431, $413, and $185 for the years ended December 31, 2002, 2003 and 2004, respectively. Costs associated with the purchase and development of software for internal use have been capitalized in the amounts of $116 and $293 during the years ended December 31, 2003 and 2004, respectively.

Goodwill and Indefinite Lived Intangibles

Goodwill represents the excess of the purchase price of companies acquired over the fair value of their net assets at the acquisition date. On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and intangible assets deemed to be indefinite lived intangible assets (primarily trademarks) are no longer amortized but are subject to annual impairment tests. Upon adoption of SFAS 142, the Company ceased amortizing goodwill and indefinite lived intangible assets.

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

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

2. Summary of Significant Accounting Policies — (Continued)

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

Concentration of Credit Risk

The Company’s customers include schools and other institutions. Accounts receivable are generally unsecured and a provision for estimated doubtful accounts is provided. There are no concentrations of business transacted with a particular customer or supplier, nor concentrations of revenue from a particular service or geographic area.

Income Taxes

The Company and its subsidiaries file their Federal income taxes as members of the Parent’s consolidated return and file their state and local income taxes on either a separate basis or a combined basis in various jurisdictions. Income taxes are presented in accordance with SFAS 109, “Accounting for Income Taxes”, using the asset and liability approach. Deferred taxes reflect the tax consequences in future years of differences between the financial reporting and tax bases of assets and liabilities. A valuation is required to offset any net deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

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

The carrying values of the Company’s Senior Bank Credit Facilities are assumed to approximate the market value due to the variable interest rates on these instruments. The estimated fair values of other financial instruments as of December 31, 2004 are as follows:

	Fair Value	Carrying Amount	Face Value

12 3/4% Senior Subordinated Notes	$144,400	$148,238	$152,000

The carrying value of the Company’s 15% Senior Preferred Stock approximates its fair value at December 31, 2004.

Derivative Financial Instruments

Derivative financial instruments are held for purposes other than trading. The Company uses derivative financial instruments to reduce its exposure to interest rate volatility. All derivative instruments are recorded at fair value. For those instruments that do not qualify for hedge accounting, changes in fair value are recognized in income. At the December 31, 2004, the Company did not hold any derivative financial instruments.

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

2. Summary of Significant Accounting Policies — (Continued)

Cash and Cash Equivalents

Management considers all highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents.

Stock Based Compensation

The Company accounts for stock-based compensation arrangements with employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company applies the additional disclosure requirements of SFAS 123, Accounting for Stock-based Compensation and Related Interpretations (“SFAS 123”), as amended by SFAS 148 Accounting for Stock-Based Compensation - Transition and Disclosure, for employee stock arrangements.

WRC Media Inc. has one stock-based employee compensation plan which employees of the Company participate in. No awards were made in the year ended December 31, 2004. During 2002, 2003 and 2004, the Company recorded stock-based employee compensation of $248, $288 and $0, respectively, related to the repurchase by the Company of redeemable common stock from certain terminated employees. At December 31, 2004 options to purchase 53,550 shares of WRC Media Inc., common stock, at $18.60 per share and options to purchase 24,300 shares of WRC Media Inc. common stock at $40.00 per share were held by employees of the Company of which 43,550 options at $18.60 and 21,050 options at $40.00 were exercisable. Had compensation expense for stock-based compensation arrangements with employees been recorded based upon the fair value method under SFAS 123, as amended for 2002, 2003 and 2004, the impact on the Company’s consolidated results of operations would be insignificant.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variables Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46R”) to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that is the primary beneficiary of the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation was effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The adoption of FIN 46R, effective March 31, 2004, did not have any effect on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and its adoption did not have any effect on the Company’s consolidated financial position or results of operations.

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

2. Summary of Significant Accounting Policies — (Continued)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company beginning January 1, 2004. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of this statement required the Company to reclassify its 15% Senior Preferred Stock (“15% Senior Preferred”) from the mezzanine section of the balance sheet to long-term liabilities. Effective January 1, 2004 dividend payments for the 15% Senior Preferred are recorded as interest expense in the consolidated statement of operations. The adoption of this statement did not result in any adjustment to the book value of its 15% Senior Preferred as of January 1, 2004, as book value approximated fair value at January 1, 2004. For the year ended December 31, 2004 the Company recognized $21,994 of accrued dividends on 15% Senior Preferred as interest expense.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106.” It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The majority of the provisions of this statement apply to financial statements issued for fiscal years ending after December 15, 2003. The Company adopted such disclosure provisions.

In March 2004, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“Issue 03-1”). Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired specifically, whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements about impairments that have not been recognized as other than temporary for investments. Issue 03-1 also requires the investor to disclose investments with unrealized losses that have not been recognized as other-than-temporary impairments. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. In September 2004, the FASB delayed the effective date of the measurement and recognition guidance of Issue 03-1 until the FASB issues FASB Staff Position 03-1a. The adoption of this consensus is not expected to have any impact on the Company’s consolidated results of operations or financial position.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

2. Summary of Significant Accounting Policies — (Continued)

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payments” (“SFAS 123R”), a revision of SFAS 123. The revised statement clarifies the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Specifically, the statement eliminates the use of intrinsic value method of accounting provided for in APB 25, Accounting for Stock Issued to Employees, and requires entities to recognize the cost of equity instruments granted to employee using the grant-date fair value of the award. The provisions of SFAS 123R are affective for the Company beginning January 1, 2006. The adoption of SFAS 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153 “Exchange of Non-monetary Assets, an Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and requires that such exchanges be measured at fair value, with limited exceptions. SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception that required non-monetary exchanges of similar productive assets to be recorded on a carryover basis. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3. Segment Information

The Company has three reporting segments: Weekly Reader, World Almanac, and American Guidance Service (“AGS”). This classification reflects the nature of the Company’s organizational structure by which the chief operating decision-maker reviews and assesses the operating performance of the reporting segment and allocates corporate resources.

•	Weekly Reader is a publisher of classroom periodicals, grade-specific workbooks and a custom publisher of instructional materials paid for by various sponsors.

•
World Almanac publishes print reference materials sold into the trade channel; publishes nonfiction and fiction children’s books under three imprints for K-12 students; publishes print and electronic reference materials sold into the library channel; and distributes third- party books targeted for K-12 students through its catalogs.

•
AGS is a publisher of testing and assessment products and supplemental instructional materials. AGS products are sold into the school channel. Testing and assessment products are primarily for K-12 students and supplemental instructional materials are primarily for low- performing students in middle and secondary schools.

Information regarding the operations of the Company’s reporting segments is set forth below. Parent Company expenses and assets that are not allocable to other operating segments are included in Corporate. Weekly Reader evaluates performance based on several factors, of which the primary financial measure is operating income (loss).

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

3. Segment Information — (Continued)

	Weekly Reader	World Almanac	AGS	Corporate	Eliminations	Total

2004
Net Revenue	$45,670	$45,361	$70,834	$—	$—	$161,865
Segment income / (loss)	6,730	4,516	20,538	(38)	—	31,746
Depreciation and amortization	453	2,092	7,330	46	—	9,921
Restructuring and other non-recurring items	—	—	(7)	(8)	—	(15)
Assets	57,337	102,398	209,803	2,183	(119,696)	252,025
Goodwill and indefinite lived intangibles	19,586	25,162	72,905	—	—	117,653
Capital expenditures	249	698	321	29		1,297

2003
Net Revenue	46,269	49,189	56,652	—	—	152,110
Segment income / (loss)	9,002	7,360	14,225	1,263	—	31,850
Depreciation and amortization	702	2,264	7,781	47	—	10,794
Restructuring and other non-recurring items	—	21	(41)	(496)	—	(516)
Assets	57,282	99,116	183,183	(23,128)	(93,697)	222,756
Goodwill and indefinite lived intangibles	19,586	25,162	72,905	—	—	117,653
Capital expenditures	273	141	335	10		759

2002
Net Revenue	44,794	52,385	57,876	—	—	155,055
Segment income / (loss)	9,127	11,138	14,032	(3,082)	—	31,215
Depreciation and amortization	848	1,622	6,661	90	—	9,221
Restructuring and other non-recurring items	214	691	496	2,879		4,280
Assets	60,350	92,916	166,842	(18,697)	(75,327)	226,084
Goodwill and indefinite lived intangibles	19,586	25,162	72,905	—	—	117,653
Capital expenditures	456	184	440	22		1,102

4. Accounts Receivable,

Accounts receivable at December 31, 2003 and 2004 are as follows:

	2003	2004

Accounts receivable	$23,059	$26,051
Less:
Allowance for doubtful accounts	(1,410)	(1,362)
Allowance for sales returns	(769)	(1,383)

	$20,880	$23,306

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

5. Inventories

Inventories at December 31, 2003 and 2004 are as follows:

	2003	2004

Finished goods	$15,853	$16,126
Raw materials	37	77

	$15,890	$16,203

6. Property and Equipment

Property and equipment at December 31, 2003 and 2004 are as follows:

	Range of Lives (Years)	2003	2004

Machinery, equipment and other	3-10	$7,571	$6,217
Furniture and fixtures	5-10	3,441	2,993
Leasehold improvements	3-15	2,875	2,500
Internal use software	5	2,325	2,522

		16,212	14,232
Less-accumulated depreciation and amortization		(11,547)	(9,886)

Property and equipment, net		$4,665	$4,346

Depreciation and amortization expense was $1,969, $1,706 and $1,499 for the years ended December 31, 2002, 2003 and 2004, respectively.

7. Goodwill

On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” The Company completed the transitional impairment tests on its goodwill and indefinite lived intangibles during the second quarter ended June 30, 2002. The previous method for determining impairment prescribed by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of,” utilized an undiscounted cash flow approach for the impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Company has three reporting units with goodwill and indefinite lived intangible assets. Goodwill and indefinite lived intangible assets were tested for impairment at the reporting unit level. The Company’s measurement of fair value of goodwill and indefinite lived intangible assets was based on evaluations utilizing both a discounted cash flow, as well as a market approach. These evaluations utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. Certain key assumptions utilized, including changes in revenue, operating expenses, working capital requirements and capital expenditures including prepublication costs, are based on estimates related to the Company’s strategic initiatives and current market conditions. Such assumptions also are consistent with those utilized in the Company’s annual planning process. The Company’s discounted cash flow evaluation used a discount rate that corresponds to the Company’s weighted-average cost of capital. This discount rate assumed was consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the Company. The market data utilized represented valuations of comparable companies. Collectively, these evaluations were management’s best estimate of projected future cash flows and the market value of its reporting units.

The Company’s transition analysis indicated that there was no impairment of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company is required to perform impairment tests on an annual basis, or between yearly tests under certain circumstances for goodwill and indefinite lived intangibles.

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

7. Goodwill — (Continued)

The Company performed its annual impairment tests during the fourth quarter of 2003 and 2004. No impairment of goodwill and indefinite lived intangibles was required. The carrying value of the company’s Goodwill and Indefinite Lived Intangible assets is as follows:

	December 31,
	2003	2004

Goodwill	$101,978	$101,978
Long Lived Assets – Trademarks and Copyrights	15,675	15,675

	$117,653	$117,653

WRC recorded non-cash deferred income tax expense of approximately $3,500 on January 1, 2002, for taxable temporary differences that will not reverse prior to expiration of the Company’s net operating loss carryforward periods. The non-cash charge of $3,500 on January 1, 2002 was recorded to increase the valuation allowance related to the deferred tax asset associated with WRC’s net operating losses. Historically, WRC did not need a valuation allowance for the portion of its net operating loss equal to the excess of tax over book amortization on tax-deductible goodwill and indefinite lived assets since the liability was expected to reverse during the carryforward period of the net operating losses. As a result of the adoption of SFAS 142, the timing of the reversal of this liability is indefinite and can no longer be offset by WRC’s net operating loss carryforwards. While book amortization of tax-deductible goodwill, trademarks and copyrights ceased on January 1, 2002, WRC will continue to amortize these assets for tax purposes. As a result, WRC will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of WRC’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. Accordingly, WRC recorded an additional $600, $700 and $673 to increase the deferred tax liabilities for the years ended December 31, 2002, 2003 and 2004, respectively.

8. Other Intangible Assets

		December 31, 2003			December 31, 2004
	Useful Lives	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Customer Lists	6-15 yrs	$318	$(161)	$157	$318	$(203)	$115
Copyrights	10-20 yrs	19,936	(4,901)	15,035	19,936	(6,083)	13,853
Software	3 yrs	6,420	(5,707)	713	6,420	(6,420)	—

Total:		$26,674	$(10,769)	$15,905	$26,674	$(12,706)	$13,968

For trademarks and copyrights not subject to amortization, which are included in other intangible assets, the total carrying amount at December 31, 2003 and 2004 was $15,675.

Amortization of intangibles for the years ended December 31, 2002, 2003 and 2004 was $3,370, $3,369 and $1,935, respectively, and is included in amortization of goodwill and intangible assets on the consolidated statements of operations.

The estimated amortization expense for intangible assets subject to amortization for the next five years is as follows:

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

8. Other Intangible Assets — (Continued)

2005	$1,233
2006	1,184
2007	1,179
2008	1,144
2009	1,123
Thereafter	$8,105

9. Other Assets

Other assets at December 31, 2003 and 2004 are as follows:

	2003	2004

Pre-publication costs, net	$22,215	$24,686
Direct response advertising costs, net	5,761	5,498
Other	1,735	1,249

	$29,711	$31,433

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2003 and 2004 are as follows:

	2003	2004

Rabbi Trust (Note 17)	$1,006	$734
Payroll and related employee benefits	5,784	4,738
Pension liability (Note 16)	3,988	2,657
Accrued restructuring costs (Note 11)	1,008	886
Royalties	1,222	1,869
Management fees due to principal shareholder of WRC Media	500	400
Accrued interest	691	1,745
Taxes payable, other than income	312	300
Other	1,354	1,677

	$15,865	$15,006

11. Restructuring and Other Non-recurring Expenses

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan. SFAS 146 establishes that fair value is the objective for initial measurement of the liability. The Company adopted SFAS 146 in December 2002.

In January 2002, the Company’s Board of Directors approved a restructuring plan (the “2002 Plan of Restructuring”) and accordingly, the Company incurred charges for restructuring, asset write-downs and other exit costs totaling approximately $4,300.

The 2002 Plan of Restructuring included integration and cost reduction initiatives comprised of closure of facilities and reduction in work force.

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

11. Restructuring and Other Non-recurring Expenses — (Continued)

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

Lease termination costs include future obligations under long-term non-cancelable lease agreements at facilities that were vacated following the workforce reductions. The majority of these costs consisted of the estimated lease costs, net of probable sublease income, associated with a portion of the Company’s WAEG office lease at 512 Seventh Avenue in New York, N.Y. which expires in 2015. As a result of the facilities being vacated, certain assets were written off. All office space was vacated prior to accrual of this expense.

Components of the Company’s restructuring plans and other non-recurring expenses, including the plans initiated in 2002, are shown in the following table for 2003:

	Balance at January 1, 2003	Charges	Amounts Paid	Balance at December 31, 2003

Severance and other benefits	$649	$(2)	$(627)	$20
Lease terminations	2,122	(514)	(620)	988

Total	$2,771	$(516)	$(1,247)	$1,008

During the year ended December 31, 2003, the Company reviewed its restructuring reserve established in 2002 and reduced the reserve by $516. The adjustment primarily resulted from a decrease of $514 resulting from updating the assumptions used in determining the fair value of the remaining lease obligations associated with facilities vacated during 2002.

Components of the Company’s 2002 restructuring plan are shown in the following table for 2004:

	Balance at January 1, 2004	Charges	Amounts Paid	Balance at December 31, 2004

Severance and other benefits	$20	$(7)	$(13)	$—
Lease terminations	988	(8)	(94)	886

Total	$1,008	$(15)	$(107)	$886

During the year ended December 31, 2004, the Company reviewed its restructuring reserve established in 2002 and reduced the reserve by $8. The adjustment primarily resulted from a decrease of $8 resulting from updating the assumptions used in determining the fair value of the remaining lease obligations associated with facilities vacated during 2002.

The restructuring reserve totaling approximately $886 at December 31, 2004 is expected to be paid as follows: $132 for the year ending December 31, 2005, 2006 and beyond - $754. These charges are included in accrued expenses and other current liabilities in the consolidated balance sheets.

12. Income Taxes

At December 31, 2004, the Company had available net operating loss carryforwards (NOLs) of approximately $99,668. No tax benefit has been reflected in the accompanying financial statements as the utilization of the operating loss carryforwards is not considered more likely than not. Accordingly, this amount has been fully offset by a valuation allowance.

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

12. Income Taxes — (Continued)

The NOLs are scheduled to expire in the following years:

Amount

2019	$2,070
2020	38,636
2021	15,568
2022	18,845
2023	13,819
2024	10,730

$99,668

In 2002, 2003 and 2004, the Company recorded income tax expense of $101, $(88) and $56, respectively, related to a provision for current state and local taxes.

The Company’s provision for income tax differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% primarily due to state and local taxes and changes in valuation allowances and in 2004 because of the mandatorily redeemable preferred stock dividend which is not deductible for income tax purposes.

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

12. Income Taxes — (Continued)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards. The tax effects of significant items comprising the Company’s net deferred income tax liabilities are as follows:

	2003	2004

Deferred tax assets:
Accrued expenses	$821	$1,657
Other	3,935	4,396

Total current deferred tax assets	4,756	6,053

Difference between book and tax basis of indefinite lived intangibles	2,353	1,833
Difference between book and tax basis of other intangibles	17,822	23,030
Net operating loss carryforward	36,788	38,498
Other	1,616	1,288

Total non-current deferred tax assets	58,579	64,649

Total deferred tax assets	63,335	70,702

Deferred tax liabilities:
Difference between book and tax basis of indefinite lived intangibles	$(4,800)	$(5,473)
Difference between book and tax basis of circulation expenditures	(1,169)	(1,067)
Other	(2,777)	(2,422)

Total deferred tax liabilities	(8,746)	(8,962)

Total net deferred tax assets	54,589	61,740

Less: Valuation allowance	(59,389)	(67,213)

Net	$(4,800)	$(5,473)

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

With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite lived intangibles but continues to amortize these intangibles for tax purposes. In 2002, 2003 and 2004, the Company recorded additional non-cash deferred income tax expenses of $600, $700 and $673, respectively, related to the increase in its net deferred tax liability for the tax effect on the net increase in the difference between the book and tax basis in the indefinite lived intangible assets.

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

13. Long-term Debt

At December 31, 2003 and 2004, long-term debt consists of the following:

	2003				2004
Debt Instrument	Face Value	Unamortized Discount	Principal Payments	Carrying Value	Face Value	Unamortized Discounts	Principal Payments	Carrying Value

Senior Subordinated Notes (a)	$152,000	$4,276	$—	$147,724	$152,000	$3,762	$—	$148,238
Senior Bank-Term A (b)	20,150	—	6,618	13,532	—	—	—	—
Senior Bank-Term B (b)	96,750	—	1,216	95,534	—	—	—	—
Senior Bank-New Term A (b)	9,767	—	155	9,612	—	—
Revolving Credit (b)	5,000	—	—	5,000	—	—	—	—
Second-Lien Facility	—	—	—	—	145,000	—	—	145,000

Total debt	283,667	4,276	7,989	271,402	297,000	3,762	—	293,238
Less–current portion	8,477	—	—	8,477	—	—	—	—

Long-term debt	$275,190	$4,276	$7,989	$262,925	$297,000	$3,762	$—	$293,238

(a)
In connection with the recapitalization of the Company in 1999, WRC Media, the Company, and CompassLearning were all co-issuers of 152,000 units consisting of $152,000 in aggregate principal amount of 12 3/4% Senior Subordinated Notes (the Notes) due 2009 and 205,656 shares of common stock. Interest on the Notes is payable semi-annually, on May 15 and November 15. During each year ended December 31, 2002, 2003 and 2004, $19,380 of interest was paid on the Notes.

Based upon an independent valuation, $144,400 was allocated to the value of the Notes while $3,711 was the value ascribed to the common stock. The Notes were issued net of a $5,807 discount, which is being accreted through maturity using the effective interest method.

On or after November 15, 2004, the Company may redeem the Notes at a redemption price of 106.375% of the principal amount, plus accrued interest thereon decreasing annually to 100% in 2007 and thereafter.

The Notes are unconditionally guaranteed by the restricted subsidiaries of WRC Media (Weekly Reader, CompassLearning and ChildU), as defined in the Credit Agreement, as amended.
(b)
The Senior Bank Credit Facilities are comprised of the $30,000 revolving credit facility (as amended) maturing in 2008, the $31,000 term loan A facility maturing in 2005, the $100,000 term loan B facility maturing in 2006 and the $10,000 new term loan A facility maturing in 2006. During 2000, the Company applied for and received an annually renewable stand-by letter of credit in the amount of $2,000 in connection with a real estate lease entered into by the Company. While this letter of credit is in effect, the Company’s available borrowing under the revolving credit facility is reduced by $2,000. As of December 31, 2004 there had been no drawings against this letter of credit. As of December 31, 2004, there was a no outstanding balance under the revolving credit facility. The term loan A facility, the term loan B facility and the new term loan A facility amortize in quarterly installments. On March 29, 2004, the Company paid off the outstanding balances of its term loan A, term loan B and new term loan A.

On March 29, 2004, the Company refinanced all of its term loans under its Senior Bank Credit Facilities (the “First-Lien Facility”) with a $145,000 senior, second-priority lien secured financing that was provided to the Company pursuant to a term loan facility (the “Second-Lien Facility”). The proceeds of the Second-Lien Facility were used (i) to refinance in full all term loans outstanding under the First-Lien Facility, (ii) to pay fees and expenses related to the Second-Lien Facility and all transactions contemplated in connection therewith and (iii) for general corporate purposes of the Company.

All payment obligations under the Second-Lien Facility are secured by a second-priority lien on the collateral securing the First-Lien Facility; provided that all obligations under the Second-Lien Facility will

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

13. Long-term Debt — (Continued)

rank equally in right of payment with all payment obligations under the First-Lien Facility and will not otherwise be subordinated in any respect to the First-Lien Facility. The final maturity of the Second-Lien Facility is March 29, 2009. At the Company’s option, the loans will bear interest at either the Administrative Agent’s (i) alternate base rate (“Base Rate Loans”) or (ii) reserve- adjusted LIBO rate (“LIBO Rate Loans”) plus, in each case, the “Applicable Margin” (as defined). Applicable Margin means, with respect to (i) Base Rate Loans, a rate of 4.00% per annum and (ii) LIBO Rate Loans, a rate of 5.00% per annum. At December 31, 2004, outstanding loans under the Second-Lien Credit facility had an interest rate of 6.76%.

In addition to paying interest on outstanding loans under its credit facilities, the Company is required to pay a commitment fee to the lenders associated with the revolving credit facility in respect to the unused commitments thereunder at a rate of 0.5% per annum (subject to performance-based step downs). Commitment fees paid for unused revolver commitments for the year ended December 31, 2002, 2003 and 2004 were approximately $97, $81, and $114, respectively.

The Second-Lien Facility is subject to mandatory prepayment with:

•	the proceeds of the incurrence of certain indebtedness

•	the proceeds of certain asset sales or other dispositions

•	a change in control

•	annually, 50% of the Company’s excess cash flow (as defined) from the prior year.

The Second-Lien Facility and the Senior Subordinated Notes provide for certain restrictions, including restrictions on asset sales, dividend payments, additional indebtedness, capital expenditures and payments for restricted investments. In addition, the Second-Lien Facility provides for the maintenance of a financial covenant, a maximum ratio (the “Senior Leverage Ratio”) of Senior Secured Debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.25:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio shall not exceed 4.50:1.00, in each case to be tested on the last day of each fiscal quarter and computed for the Company. The Second-Lien Facility also limits the amount of capital expenditures, including all capitalized software development costs and capitalized prepublication costs, to $21.0 million for each year. To the extent permitted, for capital expenditures in any year are less than $21.0 million, the remaining permitted amount may be carried forward to the next succeeding year. In connection with entering into the Second-Lien Facility, the Company entered into an amendment and restatement of its First-Lien Facility, which now consists solely of a $30,000 revolving credit facility.

The First-Lien Facility, as amended and restated, has a maturity of December 29, 2008, and has one financial covenant, a Senior Leverage Ratio of senior secured debt to trailing four quarter EBITDA (as defined therein) not to exceed 4.00:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio may not exceed 4.25:1.00, in each case to be tested on the last day of the fiscal quarter and computed for the Company. The First-Lien Facility also limits the amount of capital expenditures, including all capitalized software development costs and capitalized prepublication costs, to $21.0 million for each year. To the extent permitted, for capital expenditures in any year are less than $21.0 million, the remaining permitted amount may be carried forward to the next succeeding year. Interest on revolving loan borrowings under the First-Lien Facility bear interest at a maximum rate per annum equal to the LIBO rate as defined in the First-Lien Facility plus 3.50% or the alternate base rate as defined in the First-Lien Facility plus 2.50%, which are subject to adjustment on a quarterly basis based on the Company’s leverage ratio for the last four quarters.

As a result of the refinancing, the Company wrote-off the remaining balances of deferred financing costs associated with the First Lien Facility of approximately $467. These costs are included in interest expense,

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

13. Long-term Debt — (Continued)

including amortization of deferred financing costs, on the consolidated statements of operations for the year December 31, 2004.

In connection with the refinancing, WRC Media incurred costs and expenses, primarily investment banking and legal fees, of approximately $6,661. These amounts have been recorded as deferred financing fees by WRC Media at December 31, 2004 and are being amortized by WRC Media over the term of the Second Lien Facility using the effective interest method.

At December 31, 2004, there were no outstanding advances under the Company’s $30,000 revolving credit facility. The Company has stand-by letters of credit, renewable annually, in the amount of $2,075 of which $2,000 serves as security for a real estate lease entered into by the Company and $75 serves as security for certain surety bonds issued on behalf of the Company. The Company’s available borrowing under the revolving credit facility is reduced by any outstanding letters of credit. At December 31, 2004, the Company had, net of the $2,075 in outstanding letters of credit, $27,925 of available credit under the revolving credit facility.

Maturities of long-term debt, including unamortized discount at December 31, 2004, are as follows:

2005	$—
2006	—
2007	—
2008	—
2009	297,000

Total	$297,000

In May of 2002, the Company entered into interest rate swap, which swapped a portion of the fixed rate 12.75% notes for a floating rate. During December of 2002, the Company unwound the interest rate swap. The Company realized a gain of $1,720, on this swap which is included in other income (expense) in the consolidated statement of operations.

Pursuant to the terms of the First and Second-Lien Credit Agreements, the Company is required to enter into or maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount that, when taken together with the aggregate principal amount of Total Debt, as defined, subject to a fixed interest rate, is at least equal to at least 50% of the aggregate principal amount of all Total Debt. On November 15, 2003, the Company entered into a one year interest rate cap agreement with a notional principal of $61,000, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. This interest rate cap agreement expired November 15, 2004. Between November 15, 2004 and December 31, 2004, more than 50% of the aggregate principal amount of Total Debt, as defined, is subject to a fixed interest rate. Therefore, the interest rate cap was not renewed during that period.

14. 15% Senior Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock in series and to designate accordingly the dividend, voting, conversion, redemption and liquidations rights for each series. The Company has issued its Parent 3,000,000 shares of 15% Senior Preferred Stock due in 2011. The Preferred stock has an aggregate liquidation preference of $25.00 per share. The Parent holds all of the 3,000,000 shares of preferred stock outstanding and is entitled to receive dividends at 15% per annum, subject to adjustment under certain conditions.

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

14. 15% Senior Preferred Stock — (Continued)

During the years ended December 31, 2002, 2003 and 2004, accrued preferred stock dividends amounted to $16,384, $18,982 and $21,994, respectively. Effective January 1, 2004, the Company adopted the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The adoption of this statement required the Company to reclassify its 15% Senior Preferred Stock (“15% Senior Preferred”) from the mezzanine section of the balance sheet to long-term liabilities. Effective January 1, 2004, dividend payments for the 15% Senior Preferred Stock are recorded as interest expense in the consolidated statement of operations. During the year ended December 31, 2004, the $21,994 of preferred stock dividends have been recorded as interest expense in the statement of operations, resulting from the Company’s adoption of SFAS 150, effective January 1, 2004.

Such accrued dividends reflect penalty dividends of 0.5% for periods prior to November 17, 2001. The Company believes that no penalty dividend is due for subsequent periods. The preferred shareholder may disagree with the Company’s conclusion. The Company may redeem the preferred stock, including unpaid dividends, prior to November 17, 2002 or after November 17, 2004, subject to certain conditions.

In connection with the issuance of WRC Media Inc.’s 15% Senior Preferred Stock in 1999, the Company issued to the senior preferred stockholders, Preferred Stock Warrants, which entitle the senior preferred stockholders to acquire 422,784 shares of Weekly Reader common stock. These warrants entitle the holders to acquire 13% of common stock of Weekly Reader at an exercise price of $0.01 per share and contain a cashless exercise provision. The warrants were immediately exercisable and expire on November 17, 2011.

15. Related Party Transactions

Management Agreements

In connection with the acquisition of Weekly Reader, the Company entered into a management agreement with the principal shareholder of WRC Media Inc. In accordance with management agreement, the shareholder provides Weekly Reader management consulting and financial advisory services. The agreement has no stated term, but can be terminated by the shareholder upon five days notice. As a result, the Company is obligated to pay the shareholder annual management fees for services totaling $800, which are payable quarterly. In addition, the Company will reimburse the principal shareholder for reasonable out-of-pocket expenses incurred in connection with the performance of its services. During the years ended December 31, 2002, 2003 and 2004, the Company recognized expenses for such management fees in each year of $800. At December 31, 2003 and 2004, other accrued liabilities include approximately $800 and $400 of accrued management fees, respectively.

16. Retirement Plans

Substantially all of the Company’s employees are eligible to participate in a defined contribution plan of the Parent. Pursuant to the provisions of the Plan, the Company is obligated to match 33% of the employee’s contribution to the Plan up to the first 6% of the employee’s compensation. The expense recognized by the Company for the plan during the years ended December 31, 2002, 2003 and 2004, was $977, $991 and $1,051, respectively.

A subsidiary of Weekly Reader sponsors a defined benefit pension plan (the “American Guidance Plan”) for the benefit of its employees. The benefits to be paid under the American Guidance Plan are based on years of service and compensation amounts for the average of the highest five consecutive plan years. The American Guidance Plan is funded by means of contributions to the plan’s trust. The pension funding policy is consistent with the funding requirements of U.S. Federal and other governmental laws and regulations. Plan assets consist primarily of fixed income, equity and short-term investments.

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

16. Retirement Plans — (Continued)

The net pension expense for the American Guidance Plan and the reconciliation of the funded status of the Plan at December 31, 2003 and 2004 and the accrued obligation in the consolidated balance sheets are as follows (based on a measurement date of July 1, 2004):

	2003	2004

Change in benefit obligation:
Projected benefit obligation, beginning of year	$14,379	$15,499
Service cost	916	900
Interest cost	883	949
Actuarial loss	(109)	217
Benefits paid	(570)	(613)

Projected benefit obligation, end of year	$15,499	$16,952

Change in plan assets:
Fair value of plan assets, beginning of year	$7,269	$9,656
Actual return on plan assets	1,928	1,391
Employer contributions	1,029	2,254
Benefits paid	(570)	(613)

Fair value of plan assets, end of year	$9,656	$12,688

Funded status at December 31,
Plan assets less than benefit obligation	$(5,842)	$(4,264)
Unrecognized actuarial loss	3,754	3,379

Accrued pension cost	$(2,088)	$(885)

Amounts recognized in consolidated balance sheets:
Accrued benefit liability	$(3,987)	$(2,657)
Accumulated other comprehensive loss	1,899	1,772

	$(2,088)	$(885)

Components of net periodic benefit cost:
Service cost	$916	$900
Interest cost	883	949
Expected return on plan assets	(675)	(967)
Amortization of unrecognized net actuarial loss	294	169

Net periodic benefit cost	$1,418	$1,051

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

16. Retirement Plans — (Continued)

	2003	2004

Accumulated benefit obligation and fair value of assets:
Accumulated benefit obligation	$(13,644)	$(15,345)
Fair value of assets	$9,656	$12,688
Weighted-average assumptions as of end of year
Discount rate	6.25%	5.80%
Expected return on plan assets	9.0%	8.25%
Rate of compensation increase	3.5%	3.25%

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

The American Guidance Plan investment objective is a heavily weighted equity portfolio with an emphasis on long-term growth. Assets held include high-quality, well-capitalized stocks of established companies and were allocated 87% to equity securities and 11% to fixed income securities in 2003 and 82% to equity securities and 11% fixed income securities in 2004:

	2003	2004

Asset Category:
Equity Securities	87.0%	82.0%
Debt Securities	11.0%	11.0%
Other	2.0%	7.0%

Total	100.0%	100.0%

The Company expects to contribute $1,275 to the American Guidance Plan in 2005.

The following benefit payments, which reflect future service, as appropriate, are expected to be paid by the American Guidance Plan during the next ten years:

Pension Benefits
2005	$687
2006	683
2007	695
2008	765
2009	858
2010-2014	6,104

A minimum pension liability adjustment is required when the actuarial present value of the accumulated plan benefits exceeds plan assets and accrued pension liability. In 2002, 2003 and 2004, a minimum liability adjustment of ($3,041), $1,458 and $127 respectively, was recorded as a component of other comprehensive income (loss) and reported in accumulated other comprehensive loss as a component of stockholders’ deficit.

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

17. Rabbi Trust

In 1998, as part of its acquisition of American Guidance, a subsidiary of Weekly Reader, approximately $19,600 of the American Guidance purchase price was paid through contributions to several Rabbi Trusts to settle American Guidance’s obligations due to employees under American Guidance’s predecessor company stock option, employee stock ownership and deferred compensation plans. Payments to the beneficiaries of the Rabbi Trusts are taxable upon distribution from the Rabbi Trusts with Weekly Reader receiving a corresponding deduction for income tax purposes. The assets of the Rabbi Trusts and a related liability are presented in other current assets and accrued expenses, respectively on the consolidated balance sheets. The balance of the liability as of December 31, 2003 and 2004 was approximately $1,006 and $734, respectively. The marketable securities in the Rabbi Trusts have been classified as trading securities and investment income of $156, $55 and $65 has been offset with the related compensation expense for the same amount on the accompanying consolidated statements of operations for the years ended December 31, 2002, 2003 and 2004, respectively. Marketable securities in the Rabbi Trust have been recorded at fair value, based on quoted market prices, in the accompanying consolidated balance sheets.

18. Commitments and Contingencies

Leases

The Company has non-cancelable operating leases for office, warehouse space and equipment that include future minimum rental commitments as follows:

	Lease Commitments	Sublease Rentals	Net Commitments

Year Ending December 31,
2005	$3,698	$(348)	$3,350
2006	3,231	(352)	2,879
2007	2,508	(359)	2,149
2008	2,001	(359)	1,642
2009	2,055	(241)	1,814
Thereafter	9,841	—	9,841

Total	$23,334	$(1,659)	$21,675

Rent expense, net of sublease rentals, under operating leases was $3,422, $2,997 and $3,325 for the years ended December 31, 2002, 2003 and 2004, respectively.

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

SEC Inquiry

As previously disclosed in our Form 8-K filed with the SEC on December 15, 2003, the SEC has been conducting an informal inquiry concerning the Company. The SEC’s inquiry focused on a single December 2002 transaction involving the Company’s CompassLearning unit, with respect to which the Company initially recognized revenue in the 4th Quarter of 2002, established a bad debt reserve in the 1st Quarter of 2003 for the full amount of the previously recorded accounts receivable related to this transaction and subsequently reversed entirely when the Company restated in 2004 its financial statements for 2002 and 2003

Back to Contents

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands)

18. Commitments and Contingencies — (Continued)

for this and other matters, as described in our Form 10-K filed with the SEC on June 15, 2004. In connection with this inquiry, on February 3, 2005 the Company’s then Executive Vice President, Martin E. Kenney, and two non-executive employees of CompassLearning, an affiliated company, received “Wells” notices from the staff of the SEC informing them that the staff intends to recommend that the SEC commence actions against them, alleging violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 thereunder and certain other federal securities laws. The Company did not receive a “Wells” notice from the staff of the SEC and has no reason to believe that it will become the subject of an enforcement action related to the SEC investigation.

15% Senior Preferred Stock due 2011

In 1999, the Company issued 3,000,000 shares of 15% Senior Preferred Stock due in 2011 with a liquidation preference of $25.00 per share. The Senior Preferred Stock shall accrue dividends at a rate of 15% per annum, subject to adjustment if the Company fails to redeem all outstanding shares of such preferred stock in connection with a mandatory redemption or change of control. Preferred Stock dividends for the years ended December 31, 2002, 2003 and 2004, amounted to $16,384, $18,982 and $21,994, respectively, and are payable in additional shares of Senior Preferred Stock. Such accrued dividends reflect penalty dividends of 0.5% for periods prior to November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholder may disagree with that conclusion.

19. Supplemental Disclosure of Cash Flow Information

	2002	2003	2004

Cash paid during the period for interest	$27,870	$27,779	$28,170
Cash paid during the year for income taxes	$203	$45	$50
Non-cash financing activities:
Preferred stock dividends accrued	$16,384	$18,982	$21,994 (1)

(1)
During the year ended December 31, 2004, the $21,994 of preferred stock dividends have been recorded as interest expense in the statement of operations ,resulting from the Company’s adoption of SFAS 150, effective January 1, 2004.

20. Quarterly Data (Unaudited)

The following is a summary of the unaudited selected quarterly results for which all adjustments necessary for a fair presentation of each period have been included.

	Three Months Ended

	March 31	June 30	September 30	December 31

2004
Revenues	$34,428	$32,511	$47,586	$47,340
Gross profit	25,927	23,889	36,767	35,917
Operating costs and expenses	21,132	19,217	24,343	26,062
Income / (loss) from operations	4,795	4,672	12,424	9,855
Net income / (loss)	(8,308)	(8,615)	(1,159)	(4,114)
2003
Revenues	$34,819	$29,711	$44,270	$43,310
Gross profit	26,380	21,803	33,919	32,269
Operating costs and expenses	19,400	17,832	20,049	25,165
Income / (loss) from operations	6,980	3,971	13,870	7,104
Net income / (loss)	(226)	(3,118)	6,345	(550)

Back to Contents

ITEM 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

WRC Media management, including the interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 in 2004. Based on that evaluation, the interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information to be filed in this Annual Report on Form 10-K has been made known to them in a timely fashion. There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the interim Chief Executive Officer and Chief Financial Officer completed their evaluation. In making this evaluation, WRC Media management considered the “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) that were identified and communicated to us by our independent registered public accounting firm in connection with the audit of our consolidated financial statements for the year ended December 31, 2003. In conjunction with their 2003 audit, our independent registered public accounting firm identified the following two such “material weaknesses”: (1) numerous adjusting entries proposed were recorded by the Company to correct the underlying books and records, including previously reported results for 2002 and 2001, and (2) there were an insufficient number of qualified accounting personnel appropriate for their positions, specifically within the external financial reporting area. During 2004 the Company took a number of steps to improve the effectiveness of our internal controls and remediate the “material weaknesses” identified during 2003 including, but not limited to:

•	we hired a Chief Financial Officer in September 2004 to strengthen the accounting and reporting process and provide the company with additional financial executive management;

•	we hired an Assistant Treasurer/Controller in February 2004 to increase resources in the external reporting area;

•
we centralized our finance and accounting organization. The operating unit controllers, who formerly reported to the operating unit general managers, now report directly to the Company’s Chief Financial Officer;

•
we established a Disclosure Committee, consisting of senior personnel from the business units and the finance group, as well as legal counsel, and we now follow an extensive review and certification process in connection with our filings with the SEC.

Management believes these actions have remediated the “material weakness” identified by our independent registered public accounting firm in connection with their audit for the year ended December 31, 2003. Our independent auditors did not issue a “material weaknesses” letter in connection with their audit of our consolidated financial statements for the year ended December 31, 2004.

Back to Contents

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

Name	Age	Position

Timothy C. Collins	48	Director, WRC Media, Weekly Reader and CompassLearning
D. Ronald Daniel	75	Non-Executive Chairman, WRC Media, Weekly Reader and CompassLearning; Chairman of Compensation Committee
Ralph D. Caulo	65	Director, WRC Media, Weekly Reader, and CompassLearning; and interim Chief Executive Officer, WRC Media
Charles L. Laurey	34	Director, WRC Media, Weekly Reader and CompassLearning; Member of Audit and Compensation Committees and Secretary, WRC Media, Weekly Reader and CompassLearning
Peter E. Berger	54	Director, WRC Media, Weekly Reader and CompassLearning; Chairman of Audit Committee
David M. Malcolm	57	Director, WRC Media, Weekly Reader and CompassLearning, Member of Compensation Committee
David F. Burgstahler	36	Director, WRC Media, Weekly Reader and CompassLearning
Richard Nota	44	Executive Vice President, Operations, WRC Media
Robert S. Yingling	43	Chief Financial Officer, WRC Media
Emily Swenson	51	President, Weekly Reader
Kevin Brueggeman	47	President, American Guidance Service
Rajeev Puri	37	President, CompassLearning

Timothy C. Collins, Director, WRC Media, Weekly Reader and CompassLearning. Since June 2, 1999, Timothy C. Collins has served as a Director of WRC Media and CompassLearning. Mr. Collins was named a Director of Weekly Reader as of November 17, 1999. Mr. Collins founded Ripplewood Holdings L.L.C. in 1995 and currently serves as its Senior Managing Director and Chief Executive Officer. From 1991 to 1995, Mr. Collins managed the New York office of Onex Corporation, a leveraged buy-out group headquartered in Canada. Previously, Mr. Collins was a Vice President at Lazard Freres & Company and held various positions at Booz, Allen & Hamilton and Cummins Engine Company. He also currently serves on the Board of Directors of Ripplewood Holdings L.L.C., Shinsei Bank, Ltd. (formerly The Long-Term Credit Bank of Japan, Limited), Asbury Automotive Group Inc., WRC Media Inc. and various other privately held Ripplewood portfolio companies. Mr. Collins received a master’s in Business Administration from Yale University’s School of Management and Organization and a Bachelor’s Degree in Philosophy from DePauw University.

D. Ronald Daniel, Non-executive Chairman, WRC Media, Weekly Reader and CompassLearning. As of November 17, 1999, Mr. Daniel was named Non-Executive Chairman of WRC Media, Weekly Reader and CompassLearning. Mr. Daniel is a Director of McKinsey & Company, Inc., having served as Managing Director from 1976 to 1988. He has been a management consultant for 48 years. He serves as the non-executive chairman of Ripplewood Holdings L.L.C., which specializes in private equity investments and is

Back to Contents

the general partner of Ripplewood Partners, L.P., which controls EAC III, the majority owner of WRC Media. Since September 1998, he has served as an advisory board member of Falconhead Capital, LLC. In addition, he served for 15 years as Treasurer of Harvard University, as a member of Harvard University’s seven-person Corporation, a member of the Harvard University Board of Overseers, Chairman of the Harvard Management Company and Chairman of the Board of Fellows of the Harvard Medical School.

Ralph D. Caulo, Director, WRC Media, Weekly Reader and CompassLearning, interim CEO, WRC Media. Prior to his role as interim CEO of WRC Media, since November 1999, Mr. Caulo was Non-Executive Vice-Chairman. From 1998 until November 1999, Mr. Caulo served as an outside consultant at Ripplewood Holdings L.L.C., which specializes in private equity investments and is the general partner of Ripplewood Partners, L.P. which controls EAC III, the majority owner of WRC Media. From 1991 to 1998, Mr. Caulo held the dual position of Executive Vice President of Simon & Schuster and President of its Educational Publishing Group. In this position, Mr. Caulo oversaw one of the world’s largest educational publishers and its Allyn & Bacon, Prentice Hall, Silver Burdett Ginn, Modern Curriculum, Computer Curriculum Corporation (CCC) and Educational Management Group (EMG) imprints. From 1989 until 1991, Mr. Caulo was President and Chief Executive Officer of Harcourt Brace Jovanovich. He began his career at Harcourt Brace Jovanovich in sales in 1974, and then moved through marketing, editorial, development and senior management to become President and CEO in 1988.

Charles L. Laurey, Director, WRC Media, Weekly Reader and CompassLearning and Secretary, WRC Media, Weekly Reader and CompassLearning. Since June 2, 1999, Charles L. Laurey has served as a Director of WRC Media and CompassLearning. As of November 17, 1999, Mr. Laurey was named a Director of Weekly Reader and Secretary of CompassLearning and Weekly Reader. In October 1997, he joined Ripplewood Holdings L.L.C. which is an affiliate of Ripplewood Partners, L.P. which controls EAC III, the majority owner of WRC Media. Prior to joining Ripplewood Holdings L.L.C., Mr. Laurey worked from August 1994 until September 1997 in Morgan Stanley & Co.’s Corporate Finance Department in New York and in the Mergers, Acquisitions and Restructurings Department in London, most recently as an associate. He started his career as a strategy consultant in The Hague, The Netherlands.

Peter E. Berger, Director, WRC Media, Weekly Reader and CompassLearning. Since 2000 Mr. Berger has been a Managing Director at Ripplewood Holdings L.L.C. From 1998 to September 2000, Mr. Berger through a private investment/advisory entity, Mediacom Ventures L.L.C. advised and facilitated acquisition opportunities and operational improvements for media and telecommunications businesses. From 1996-1998, Mr. Berger was a Managing Director and Chief Financial Officer of Ripplewood Holding L.L.C. Prior to that Mr. Berger was a partner with Arthur Andersen L.L.P .and was the managing partner of their Corporate Finance practice in the Americas. Mr. Berger was also a Managing Director in Bear, Stearns & Co.’s Merger and Acquisition department. Mr. Berger is a Director of Kepner- Tregoe Inc. and is a member of the boards of various Ripplewood portfolio companies. Mr. Berger graduated with honors from Boston University and has an M.B.A. from Columbia University.

David M. Malcolm, Director, WRC Media, Weekly Reader and CompassLearning. David M. Malcolm has served as a Director of WRC Media, Weekly Reader and CompassLearning since 2002. Since January of 2001, Mr. Malcolm has served as Executive Vice President and Head of Investment Banking and a member of Executive Committee of SG Cowen. Mr. Malcolm is also a member of Management Committee of SG US. Mr. Malcolm is also President of SG Capital Partners L.L.C., the merchant banking affiliate of Societe Generale. From 1996 to 2001 he headed the Global Leveraged Finance Group for Societe Generale. He serves on the Boards of Five Star Food Services, Inc., the fifth largest vending food service operation in the U.S.; Ricerca Biosciences, LLC, a leading provider of development services to biotechnology and pharmaceutical companies; and RNB Communications, Inc., a leading provider of data center and hosted solutions in the Western United States. He is a graduate of Wesleyan University and the Harvard Graduate School of Business Administration.

David F. Burgstahler, Director, WRC Media, Weekly Reader and CompassLearning. As of May 31, 2000, David F. Burgstahler has been a director of WRC Media, Weekly Reader and CompassLearning. He is a Director of Credit Suisse First Boston and a Partner of DLJ Merchant Banking Partners. Mr. Burgstahler joined Credit Suisse First Boston in 2000 when it merged with Donaldson, Lufkin & Jenrette. He joined

Back to Contents

Donaldson, Lufkin & Jenrette in 1995. Mr. Burgstahler also serves as a director of Focus Diagnostics Inc., Visant Corporation and Warner Chilcott Corporation.

Richard Nota, Executive Vice President, Operations, WRC Media. Richard Nota has over 20 years experience in finance and operations. In September 2004, Mr. Nota was promoted to EVP, Operations. In this capacity, he has overall operational management responsibilities including strategic planning, facilities management, IT, legal, general administration, risk management and investor relations. Working directly with all operating executives, Mr. Nota leads WRC Media’s overall strategy development and operating plan for the company across the divisions. Prior to September 2004, Mr. Nota served as Senior Vice President, Finance and Principal Financial Officer of WRC Media having overall financial management responsibilities including finance and accounting, strategic planning, treasury and risk management and investor relations. From 2000 to October 2003, he served as Vice President, Finance of WRC Media. Prior to Mr. Nota joining WRC Media, he held several executive and management positions, including serving as Vice President, Accounting and Taxation from 1989 to 1995 at Pergament Home Centers, Inc., a retail company. From 1995 until joining WRC Media, Mr. Nota served as Controller at Heating Oil Partners, L.P., a retail distributor of petroleum products. Prior to that Mr. Nota was with Arthur Andersen LLP. At Andersen, Mr. Nota was a supervisor in the Audit Division.

Robert S. Yingling, Chief Financial Officer, WRC Media Inc. Robert S. Yingling has over 20 years experience in financial management. In September 2004, Mr. Yingling joined WRC Media as CFO with overall responsibility for finance and accounting, budgeting and reporting. Mr. Yingling previously served as CFO for Duncan Capital Group LLC from March 2004 to July 2004. From March 2003 until February 2004, Mr. Yingling was a Director of Finance at Smiths Group plc, a diversified UK engineering company. Prior to that, he served as CFO of Big Star Entertainment, Inc., where he led their Initial Public Offering, and as an independent consultant to media and technology companies. Mr. Yingling was previously a manager in the Audit and Business Advisory Division of Arthur Andersen. Since April 2004, Mr. Yingling has been a Director of Scanvec Amiable Ltd. and is Chairman of their Audit Committee. Mr. Yingling has an M.B.A. from the Columbia Business School and graduated from Lehigh University with a B.S. in Accounting. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the New York State Society of CPAs.

Emily Swenson, President, Weekly Reader. Since October 2003, Emily Swenson has been President of Weekly Reader Corporation, responsible for the magazine and supplementary products publishing businesses at Weekly Reader. Ms. Swenson has over 20 years of education and media experience. Ms. Swenson was formerly EVP and Chief Operating Officer of Children’s Television Workshop, with responsibilities for the TV, Home video and film production as well as book and magazine publishing businesses. At Children’s Television Workshop, Ms. Swenson was responsible for other divisions including finance, human resources, legal, strategic planning and research and marketing. Ms. Swenson graduated from Trinity College with a B.A. in American Studies and Yale University with a Master’s in Management.

Kevin Brueggeman, President, American Guidance Service, Inc. Kevin Brueggeman has led the development and execution of the business strategy for AGS Publishing since joining the company in August 2003. Mr. Brueggeman has 10 years of executive management experience in the educational publishing, licensure/certification testing and healthcare industries. Prior to joining AGS, Mr. Brueggeman served as the President and Chief Executive Officer of Experior Assessments, LLC, a licensure and certification testing joint-venture subsidiary of The Thomson Corporation and Educational Testing Service (ETS). Mr. Brueggeman also served as Acting President of the Insurance Testing Corporation and Chief Marketing Officer of The Chauncey Group International, Ltd. both of which were ETS subsidiaries. Previously, Mr. Brueggeman served as a Business Unit Director for the assessments division of National Computer Systems, Inc. Mr. Brueggeman brings 15 years of experience in marketing, business development, sales, operations, and technology product development and management to the company. He completed the Minnesota Executive Program at the University of Minnesota Carlson School of Management and graduated with a bachelor’s degree from the University of Wisconsin-La Crosse.

Rajeev Puri, President, CompassLearning. Rajeev Puri, President, is leading the development and execution of CompassLearning’s business strategy. Mr. Puri brings 15 years of experience in sales,

Back to Contents

management, business development, marketing, product development, and turnarounds for technology based businesses. Prior to assuming his current role, Mr. Puri has held several positions at CompassLearning’s parent company, WRC Media, including Group Vice President of the Assessment, Curriculum, and Educational Technology Group, Senior Vice President of Corporate Business Development/Acquisitions and CTO. Prior to joining WRC Media, Mr. Puri was the CTO for FTA Direct, Inc., a supply chain and financial optimization software and services start-up. Prior to FTA Direct, Mr. Puri was a Senior Principal at American Management Systems, Inc. (AMS) where he co-led the health care practice. At AMS, Mr. Puri led the turnaround of the software and services practice for health care claims management. Mr. Puri has worked in several industries, including education, publishing, textiles, healthcare, banking, consumer goods, telecommunications, insurance, high tech, developing technology based solutions. He is director of ThinkBox, Inc., and serves on the technical advisory board for Pharus Advisors. Mr. Puri graduated from the University of Pennsylvania with a bachelor’s degree in electrical engineering, Cum Laude.

ITEM 11. Executive Compensation

The following table summarizes, for the fiscal year ended the last day of December 2004, all compensation paid to (i) the chief executive officer of each registrant for fiscal year 2004, (ii) up to the five most highly compensated executive officers serving at the end of December 2004 in all capacities in which they served, including those executive officers of WRC Media Inc., Weekly Reader Corporation and CompassLearning Inc., who performed policy making functions for those entities and were serving as such at the end of December 2004 in all capacities in which they served, and (iii) up to two additional individuals employed by each registrant who were not serving as executive officers at the end of December 2004 but received at least as much compensation as the fourth most highly compensated executive officer of the registrant for whom they were employed:

SUMMARY COMPENSATION TABLE

		Annual Compensation					Long-term Compensation	Options/SAR Grants in Last Fiscal Year
Name and Principal Position	Year	Salary ($)	Bonus ($)(a)	401 k ($) (b)	Other Annual Compensation ($) (c)		Awards Securities Underlying Options/ SARS (#)(d)	Individual Grants	% of Total Options/SARS Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Grant Date Fair Value ($/Sh)

Ralph Caulo	2004	402,500	—	—	—		93,762
Interim Chief Executive Officer	2003	414,950	—	—	—		93,762
WRC Media	2002	336,231	100,000	—	—		93,762

Martin E. Kenney, Jr. (e)	2004	597,115	200,000	13,000	12,000		324,294
Former Chief Executive Officer	2003	611,785	200,000	12,000	12,000		324,294
WRC Media	2002	537,404	350,000	12,500	12,000		324,294

Richard Nota	2004	257,923	180,365	13,000	12,000		27,500
Executive Vice President, Operations	2003	215,455	130,000	10,935	12,000		27,500
WRC Media	2002	189,260	155,000	12,124	12,000		22,500

Rajeev Puri	2004	230,442	104,615	11,708	42,000	(h)	60,000
President, CompassLearning, Inc.	2003	180,000	162,795	10,800	12,000		60,000
	2002	186,923	135,000	11,000	12,000		45,000

Kevin Brueggeman	2004	243,000	20,000	6,075	6,000		5,000
President, American Guidance Service, Inc. (f)	2003	86,539	—	—	2,500		5,000

Emily Swenson	2004	237,531	11,720	10,617	12,000		5,000
President, Weekly Reader Corporation (g)	2003	41,156	—	—	2,500		5,000

(a)	Represents bonuses paid in 2002, 2003 and 2004.
(b)	Represents the company contribution to the 401 (k) retirement savings plan.
(c)	Represents vehicle allowance paid.
(d)	Represents 2000 - 2003 stock option awards issued.
(e)
Through February 9, 2005 Mr. Kenny was the Chief Executive Office of WRC Media, and held officerships and directorships in its subsidiaries. As further explained in Item 3 (Legal Proceedings), following his receipt of a “Wells” notice from the staff of the SEC, Mr. Kenny was granted paid leave from his position as Chief Executive Officer, and his officerships in the Company’s subsidiaries, and resigned as a director of the Company and its subsidiaries.

(f)	Represents partial year from August through December 2003.

<

Back to Contents

(g)	Represents partial year from October through December 2003.
(h)	Includes relocation expenses of $30,000.

Director Compensation

Our directors do not receive compensation, except as officers or employees.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Stock

As used in the three sections below describing the beneficial ownership of WRC Media, Weekly Reader and CompassLearning, “beneficial ownership” means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared investment power with respect to a security. An example is the power to dispose of, or direct the disposition of, a security. A person is deemed as of any date to have “beneficial ownership” of any security that the person has the right to acquire within 60 days after that date. For purposes of computing the percentages of outstanding shares held by each person named in the three sections below, any security that the person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, although this security is not deemed to be outstanding for purposes of calculating the percentage ownership of any other person.

Beneficial Ownership of WRC Media

The following tables list, as of the date of this current report, information known to us regarding the beneficial ownership of WRC Media common stock by:

•	each person known by WRC Media to be the beneficial owner of more than 5% of the outstanding WRC Media common stock;

•	each of the directors and the executive officers listed under “Executive Compensation;” and

•	all directors and the executive officers listed under “Executive Compensation,” as a group.

As of the date of this current report, the total number of outstanding shares of WRC Media common stock was 7,008,406. In addition there were 828,021 exercisable options to purchase shares of WRC Media common stock outstanding on that date. Except as otherwise noted, the persons named in the tables have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information concerning beneficial ownership is based on statements furnished to us by the beneficial owners and assumes that 7,008,406 shares of common stock have been issued and are outstanding.

Back to Contents

WRC MEDIA COMMON STOCK

Common Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (a)		Percent of Class (a)

	EAC III c/o Ripplewood Holdings L.L.C. 1 Rockefeller Plaza, 32nd Floor New York, NY 10020	5,698,515	(b)	71.8%

	SGC Partners II LLC 1221 Avenue of the Americas New York, NY 10020	1,694,039		21.3%

	EAC IV, L.L.C. c/o Ripplewood Holdings L.L.C. 1 Rockefeller Plaza, 32nd Floor New York, NY 10020	5,698,515	(c)	71.8%

	Timothy C. Collins	5,698,515	(d)	71.8%

	Charles L. Laurey	5,700,151	(e)	71.8%

	D. Ronald Daniel	5,698,515	(f)	71.8%

	Peter E. Berger	5,698,515	(g)	71.8%

	David M. Malcolm	1,694,039	(h)	21.3%

	WRC MEDIA INC. 512 Seventh Avenue, 22nd Floor New York, NY 10018

	Martin E. Kenney, Jr.	340,422	(i)	4.3%

	Ralph D. Caulo	101,826	(j)	1.3%

	Rajeev Puri	60,000	(k)	*

	Richard Nota	32,876	(l)	*

	Weekly Reader Corporation 512 Seventh Avenue, 22nd Floor New York, NY 10018

	Emily Swenson	5,000	(m)	*

	Kevin Brueggeman	5,000	(n)	*

	All directors of WRC Media and the executive officers listed under “Executive Compensation” as a group (12 persons)	7,939,314	(d)-(n)	100.0%

*	Represents holdings of less than 1%.
(a)
Calculated excluding all shares issuable pursuant to options except, as to each person, the shares issuable to that person pursuant to options immediately exercisable or exercisable within 60 days from the date of this current report.

(b)
Represents 4,870,494 shares held directly and 828,021 shares held indirectly through its rights granted to it under the management shareholder agreements entered into by some executives of WRC Media, Weekly Reader and CompassLearning. For a description of these agreements, see “Certain Relationships and Related Transactions–Management Shareholder Agreements.” Each of EAC IV L.L.C., Co-Investment Partners, L.P., The Northwestern Mutual Life Insurance Company, Jackson National Life Insurance Company and Blue Ridge Investments, L.L.C., an affiliate of Bank of America, N.A. owns 41.4%, 10.3%, 6.8%, 3.4% and 0.4%, respectively, of the beneficial ownership in WRC Media EAC III.

Back to Contents

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

(d)
Represents 5,698,515 shares beneficially owned through Mr. Collins’ position as Senior Managing Director and Chief Executive Officer of Ripplewood Holdings L.L.C. which is the general partner of Ripplewood Partners, L.P. which controls EAC III.

(e)
Represents 1,636 shares held directly and 5,698,515 shares beneficially owned through Mr. Laurey’s position as Managing Director of Ripplewood Holdings L.L.C. which is the general partner of Ripplewood Partners, L.P. which controls EAC III.

(f)
Represents beneficial ownership of 5,698,515 shares through Mr. Daniel’s position as the Non-executive chairman of Ripplewood Holdings L.L.C., which is the general partner of Ripplewood Partners, L.P., which controls EAC III.

(g)
Represents beneficial ownership of 5,698,515 shares through Mr. Berger’s position as the Managing Director of Ripplewood Holdings L.L.C., which is the general partner of Ripplewood Partners, L.P., which controls EAC III.

(h)
Represents beneficial ownership of 1,694,039 shares through Mr. Malcolm’s position as President and Chief Executive Officer of SG Capital partners LLC, which is the general partner of SG Merchant Banking Fund L.P., which controls SGC Partners II LLC.

(i)	Represents 16,128 shares held directly and 324,294 shares issuable upon exercise of options granted under a management share and his employment agreement.
(j)	Represents 8,064 shares held directly and 93,762 shares issuable upon exercise of options to be granted under Mr. Caulo’s consulting agreements and employment with WRC Media.
(k)	Represents 60,000 shares issuable upon exercise of options granted under an employment agreement.
(l)	Represents 5,376 shares held directly and 27,500 shares issuable upon exercise of options granted under a management shareholder agreement.
(m)	Represents 5,000 shares issuable upon exercise of options granted under an employment agreement.
(n)	Represents 5,000 shares issuable upon exercise of options granted under an employment agreement.

Beneficial Ownership of Weekly Reader Common Stock

The following table lists, as of the date of this current report common stock, which consists of Weekly Reader’s Class A and Class B non-voting common stock and Weekly Reader voting common stock, by:

•	each person known by Weekly Reader to be the beneficial owner of more than 5% of the outstanding Weekly Reader common stock;

•	each of the directors and the executive officers listed under “Executive Compensation;” and

•	all directors and the executive officers listed under “Executive Compensation” as a group.

As of the date of this annual report, no shares of Weekly Reader’s class A and class B non-voting common stock are outstanding.

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

Back to Contents

WEEKLY READER VOTING COMMON STOCK

Common Stock	Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class

	WRC Media c/o Ripplewood Holdings L.L.C. 1 Rockefeller Plaza, 32nd Floor New York, NY 10020	2,685,670		82.6	%*

	PRIMEDIA, Inc. 745 Fifth Avenue New York, NY 10151	144,330		4.4	%*

	DLJ Merchant Banking Partners II, L.P. and affiliates c/o DLJ Merchant Banking Partners 11 Madison Avenue New York, NY 10010	310,109	(a)	9.5%

	TCW/Crescent Mezzanine Funds and affiliates 11100 Santa Monica Blvd., Suite 2000 Los Angeles, CA 90025	56,383	(b)	1.7%

	All directors and the executive officers listed under “Executive Compensation” as a group (12 persons)	0		0

*	Percent of class calculated on a fully-diluted basis including warrants.
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

(b)
Represents ownership by TCW/Crescent Mezzanine Partners II, L.P. of 27,231 warrants to purchase Weekly Reader common stock; TCW/Crescent Mezzanine Trust II 6,600 warrants to purchase Weekly Reader common stock; TCW Leveraged Income Trust, L.P. 5,638 warrants to purchase Weekly Reader common stock; TCW Leveraged Income Trust II, L.P. 5,638 warrants to purchase Weekly Reader common stock; Shared Opportunity Fund IIB, L.L.C. 1,879 warrants to purchase Weekly Reader common stock; and TCW Shared Opportunity Fund III, L.P. 9,397 warrants to purchase Weekly Reader common stock. Because these funds are under common control, each fund may be deemed, to for Federal securities law purposes, beneficially own the shares underlying the warrants held by all the other funds.

Back to Contents

ITEM 13. Certain Relationships and Related Transactions

Management Agreements

In 1999, CompassLearning and Weekly Reader entered into management agreements with Ripplewood Holdings L.L.C. The following summary of the material provisions of these management agreements is qualified in its entirety by reference to the management agreements as entered into or amended as of the date of this report.

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

Under the terms of the Weekly Reader management agreement with Ripplewood Holdings L.L.C., Ripplewood Holdings L.L.C. provides to Weekly Reader management consulting and financial advisory services. As a result of the Weekly Reader management agreement and the amendment of the CompassLearning management agreement, CompassLearning and Weekly Reader agreed to reimburse Ripplewood Holdings L.L.C. for its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services and is obligated to pay to Ripplewood Holdings L.L.C. annual aggregate management fees for services to both CompassLearning and Weekly Reader totaling $950,000, payable quarterly. Ripplewood Holdings L.L.C. received payments under these agreements totaling $650,000, $950,000 and $950,000 in 2004, 2003 and 2002, respectively, for services provided in 2003, 2002 and 2001. As of December 31, 2004, Ripplewood Holdings, L.L.C. received payments of $475 for services provided in 2004. In 2003, management fees of $300,000 were waived by the Company’s principal shareholder. The Company has accrued and unpaid management fees for 2003 and 2004 of $650,000 and $475,000, respectively.

Under these management agreements, Weekly Reader and CompassLearning are obligated to indemnify, defend and hold harmless Ripplewood Holdings L.L.C., its affiliates and each of their respective directors, stockholders, advisory directors, officers, members, employees and agents from any damages related to the performance by Ripplewood Holdings L.L.C. of its obligations under these management agreements. Ripplewood Holdings L.L.C. may terminate these management agreements at any time on five days’ prior written notice to Weekly Reader or CompassLearning, as applicable.

Management Shareholder Agreements

Simultaneously with the closing of the 1999 recapitalization and purchase of Weekly Reader Corporation by WRC Media Inc. and under the terms of their respective employment agreements with Weekly Reader and CompassLearning certain executives of WRC Media, Weekly Reader, and CompassLearning purchased shares of WRC Media common stock and entered into management shareholder agreements with WRC Media and EAC III with respect to the WRC Media common stock held by these executives. The following summary of the material provisions of these management shareholder agreements is qualified in its entirety by reference to the management shareholder agreements.

Voting Agreement.     Each executive who is a party to a management shareholder agreement with WRC Media and EAC III with respect to WRC Media common stock has granted to EAC III an irrevocable proxy to vote the WRC Media common stock held by the executive as well as all WRC Media common stock thereafter acquired by the executive on all matters except for any matter that would both adversely affect and treat the executive differently from other holders of WRC common stock. This proxy terminates upon any transfer of these shares to a third party after or upon completion of an initial public offering of WRC Media

Back to Contents

common stock and the expiration of any “lock-up” period agreed upon by the executives and the underwriters in connection with the initial public offering.

Transfer restrictions.     Each management shareholder agreement with WRC Media and EAC III with respect to WRC Media common stock restricts the right of an executive to transfer the WRC Media common stock the executive holds without the prior written consent of EAC III to any person other than a permitted transferee of the executive. With respect to each executive who is a party to a management shareholder agreement, permitted transferees include EAC III, another executive, the executive’s spouse or lineal descendants or any trust the beneficiaries of which include only the executive’s spouse or lineal descendants. Each executive may also transfer, without restriction, the WRC Media common stock that the executive holds after the completion of an initial public offering of WRC Media common stock.

1999 Options.     Executives listed under “Ownership of Stock,”—in Item 12 among others, who are parties to a management shareholder agreement with WRC Media and EAC III with respect to WRC Media common stock were also granted options to purchase a specified number of shares of WRC Media common stock. With respect to each of these executives, to the extent that the executive remains employed with Weekly Reader or CompassLearning, as applicable, 33% of the options vested on December 31, 1999, a further 33% on December 31, 2000 and the remaining 34% on December 31, 2001.

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

Option upon termination.     In the event that the employment of an executive who is party to a management shareholder agreement with WRC Media and EAC III with respect to WRC Media common stock is terminated for any reason, EAC III has the option to purchase all or any portion of the WRC Media common stock held by the executive at fair market value as determined under the terms of the management shareholder agreement. In addition, in the event that an executive’s employment is terminated other than for good cause, as defined in the executive’s employment agreement, or because of a notice of non-renewal given by the executive’s employer, in the event of financial hardship as determined by the Board of Directors of WRC Media or because of death, the executive or the executive’s estate has the right to require WRC Media to purchase any or all of the executive’s WRC Media common stock, subject to exceptions and customary limitations, including but not limited to:

•	our financial ability to finance the purchase with cash; or

•	our ability to obtain third party financing on reasonable terms.

Back to Contents

ITEM 14. Principal Accounting Fees and Services

The following table presents aggregate fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of the Company’s annual financial statements for the years ended December 31, 2003 and 2004, and fees billed for other services rendered by Deloitte & Touche LLP during these periods.

	2003	2004

	(in thousands)
Audit	$553	$1,452
Audit Related	—	—
Tax	—	—
Other	33	—

Total	$586	$1,452

Audit fees for 2003 and 2004 were for professional services rendered for the audits of the consolidated financial statements of the Company, reviews of quarterly financial statements, employee benefit plan audits and the audits of the financial statements of a subsidiary.

Other fees in 2003 related to employee benefit plan advisory services which had been approved by the Audit Committee prior to May 2003.

Back to Contents

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

Financial Statement Schedules:

WRC Media Inc. and Subsidiaries

(a) (1) Financial Statements

The following consolidated financial statements are included in Part II, Item 8 “Consolidated Financial Statements”:

WRC MEDIA INC. AND SUBSIDIARIES (CO-ISSUER OF SENIOR SUBORDINATED NOTES):

Report of Independent Registered Public Accounting Firm-Deloitte & Touche LLP

Consolidated Balance Sheets as of December 31, 2003 and 2004

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2002, 2003 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004

Notes to Consolidated Financial Statements

WEEKLY READER CORPORATION AND SUBSIDIARIES (CO-ISSUER OF SENIOR SUBORDINATED NOTES):

Report of Independent Registered Public Accounting Firm-Deloitte & Touche LLP

Consolidated Balance Sheets as of December 31, 2003 and 2004

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2002, 2003 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004

Notes to Consolidated Financial Statements

Back to Contents

(a) (2) Financial Statement Schedules:

Schedule II (a)—WRC Media Inc. Valuation and Qualifying Accounts for the Years Ended December 31, 2002, 2003 and 2004

Schedule II (b)—Weekly Reader Corporation Valuation and Qualifying Accounts for the Years Ended December 31, 2002, 2003 and 2004

Schedule II (a)—WRC Media Inc.

	Opening Balance January 1	Expense	Write-offs	Ending Balance December 31

ALLOWANCE FOR DOUBTFUL ACCOUNTS
2004	$1,750	9	(331)	$1,428
2003	$1,467	758	(475)	$1,750
2002	$1,942	866	(1,341)	$1,467

ALLOWANCES FOR SALES RETURNS
2004	$769	4,991	(4,377)	$1,383
2003	$1,649	2,239	(3,119)	$769
2002	$2,165	2,909	(3,425)	$1,649

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
2004	$100,460	16,688	—	$117,148
2003	$84,655	15,805	—	$100,460
2002	$70,485	14,170	—	$84,655

Schedule II(b) - Weekly Reader Corporation

	Opening Balance January 1	Expense	Write-offs	Ending Balance December 31

ALLOWANCE FOR DOUBTFUL ACCOUNTS
2004	$1,410	274	(322)	$1,362
2003	$1,389	488	(467)	$1,410
2002	$1,543	1,187	(1,341)	$1,389

ALLOWANCES FOR SALES RETURNS
2004	$769	4,991	(4,377)	$1,383
2003	$1,649	2,239	(3,119)	$769
2002	$2,165	2,909	(3,425)	$1,649

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
2004	$59,389	7,824	—	$67,213
2003	$57,503	1,886	—	$59,389
2002	$42,668	14,835	—	$57,503

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Back to Contents

(a) (3) Exhibits

Unless indicated otherwise, Exhibits are incorporated by reference from the Company’s definitive registration statement filed on Form S-4 pursuant to Regulation 12B under the Securities Exchange Act of 1934, Registration No. 333-96119, filed with the SEC on February 3, 2000 and the WRC Media Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

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

4.3	Amended Certificate of Designations, Preferences and Rights of 15% Senior Preferred Stock due 2011 and 15% Senior Preferred Stock due 2001 of WRC Media Inc.

Back to Contents

Exhibit Number	Description of Document

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

10.6	Stockholders Agreement dated November 17, 1999 among Weekly Reader Corporation, CompassLearning, Inc., WRC Media Inc., EAC III L.L.C., Donaldson, Lufkin & Jenrette and Banc of America Securities

10.7	Shareholders Agreement dated as of November 17, 1999 among WRC Media, Weekly Reader Corporation and PRIMEDIA, Inc.

10.8	Employment Agreement dated November 17, 1999 among WRC Media Inc., EAC III L.L.C., CompassLearning, Inc. and Martin E. Kenney, Jr.

10.9	Transitional Services Agreement dated as of November 17, 1999, among Primedia Inc., WRC Media Inc. and Weekly Reader Corporation

10.10	Shareholder Agreement dated as of the 17th day of November, 1999 among EAC III L.L.C., Therese K. Crane and WRC Media Inc.

10.11	Shareholder Agreement dated as of the 17th day of November, 1999 among EAC III L.L.C., Peter Bergen, Larry Rutkowski, Al De Seta, Robert Jackson, Kenneth Slivken and WRC Media Inc.

10.11.1
Shareholder Agreement dated as of January 1, 2000 among EAC III L.L.C., Lester Rackoff, Sandy Maccarone, Ted Kozlowski, Eric Ecker, Terry Bromberg, Gerald Adams, Linda Hein, Janice Bailey, David Press, Cindy Buckosh, Robert Famighetti, Ken Park and WRC Media Inc.

10.12	Shareholder Agreement dated as of the 17th day of November, 1999 among EAC III L.L.C., Martin Kenney and WRC Media Inc.

10.13	Preferred Stock and Warrants Subscription Agreement dated November 17 between WRC Media Inc., Weekly Reader Corporation, CompassLearning, Inc. and the other signatories thereto

Back to Contents

Exhibit Number	Description of Document

10.14	Management Agreement dated as of November 17, 1999 among Ripplewood Holdings L.L.C. and CompassLearning, Inc.

10.15	Management Agreement dated as of November 17, 1999 among Ripplewood Holdings L.L.C. and Weekly Reader Corporation

10.16	ChildU Merger Agreement

10.17	Stockholder’s Agreement With New WRC Media (ChildU) shareholders

10.18	ChildU Escrow Agreement

10.19	Amended and Restated Credit Agreement

10.20	Lindy Asset Purchase Agreement

10.21	ThinkBox Agreement

10.22	First-Lien Credit Agreement (filed as Exhibit 99.1 with the Form 10-Q report filed on May 15, 2004)15, 2004

10.23	Second-Lien Credit Agreement (filed as Exhibit 99.2 with the Form10-Q report filed on May 15, 2004)15, 2004

10.24	Employment Agreement dated July 17, 2000 among WRC Media Inc. and Richard Nota

10.25	Restated and Revised Employment Agreement dated January 1, 2002 among WRC Media Inc. and Ralph D. Caulo incorporated by reference from 8-K dated February 9, 2005

10.26*	Employment Agreement dated July 17, 2003 among American Guidance Service and Kevin Brueggeman

10.27*	Employment Agreement dated October 15, 2003 among WRC Media Inc. and Emily B. Swenson

10.28*	Employment Agreement dated January 1, 2004 among CompassLearning, Inc. and Rajeev Puri

12	Cash Interest Expense Calculation

12.1	Statement Regarding Ratios of Earnings to Fixed Charges Computations

21.1	List of Subsidiaries of the Registrants

31.1*	Certification of interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – WRC Media Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – WRC Media Inc.

31.3*	Certification of interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Weekly Reader Corporation

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Weekly Reader Corporation

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – WRC Media Inc.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Weekly Reader Corporation

*	Filed herewith.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2005

WRC MEDIA INC.
By:	/s/ RALPH D. CAULO Name: RALPH D. CAULO
Title: interim Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THIS 31st DAY OF MARCH 2005.

Signature	Title

/s/ Peter E. Berger Peter E. Berger	Director

/s/ David Burgstahler David Burgstahler	Director

/s/ Ralph D. Caulo Ralph D. Caulo	interim Chief Executive Officer

/s/ Timothy C. Collins Timothy C. Collins	Director

/s/ D. Ronald Daniel D. Ronald Daniel	Chairman

/s/ Charles L. Laurey Charles L. Laurey	Director/Secretary

/s/ David M. Malcolm David M. Malcolm	Director

/s/ Richard Nota Richard Nota	Executive Vice President, Operations

/s/ Robert S. Yingling Robert S. Yingling	Chief Financial Officer

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2005

WEEKLY READER CORPORATION
By:	/s/ RALPH D. CAULO Name: Ralph D. Caulo
Title: interim Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THIS 31ST DAY OF MARCH 2005.

Signature	Title

/s/ Peter E. Berger Peter E. Berger	Director

/s/ David Burgstahler David Burgstahler	Director

/s/ D. Ronald Daniel D. Ronald Daniel	Chairman

/s/ Ralph D. Caulo Ralph D. Caulo	interim chief Executive Officer

/s/ Timothy C. Collins Timothy C. Collins	Director

/s/ Charles L. Laurey Charles L. Laurey	Director/Secretary

/s/ David M. Malcolm David M. Malcolm	Director

/s/ Richard Nota Richard Nota	Executive Vice President, Operations

/s/ Robert S. Yingling Robert S. Yingling	Chief Financial Officer