Form 10-Q
period 2005-03-31
WRC MEDIA INC
filed 2005-05-13
CIK 1102329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q
_______________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005
Commission File No. 333-96119

WRC MEDIA INC. (Exact name of Registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)
2731 (Primary Standard Industrial Classification Number)
13-4066536 (I.R.S. Employer Identification Number)

WEEKLY READER CORPORATION
200 First Stamford Place
Stamford, CT 06912
(Exact name of Registrant as specified in its charter)
DELAWARE
(State or other jurisdiction of incorporation or organization)
2721
(Primary Standard Industrial Classification Number)
13-3603780
(I.R.S. Employer Identification Number)	COMPASSLEARNING, INC.
9920 Pacific Heights Blvd., #500
San Diego, CA 92121
(Exact name of Registrant as specified in its charter)
DELAWARE
(State or other jurisdiction of incorporation or organization)
7372
(Primary Standard Industrial Classification Number)
13-4066535
(I.R.S. Employer Identification Number)

512 7th AVENUE, 22nd FLOOR
NEW YORK, NY 10018
(212) 768-1150

(Address, including zip code, and telephone number, including area code, of each Registrant’s principal executive offices)

Securities Registered Pursuant to Section 12 (b) of the Act: None

Securities Registered Pursuant to Section 12 (g) of the Act: None

TITLE OF CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

12¾% Senior Subordinated Notes due 2009	NONE

15% Senior Preferred Stock due 2011	NONE

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
Yes No

PART 1   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WRC MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

ASSETS	December 31, 2004	March 31, 2005

CURRENT ASSETS:
Cash and cash equivalents	$11,265	$7,046
Accounts receivable (net of allowances for doubtful accounts and sales returns of $2,811 and $2,796, respectively)	30,560	21,676
Inventories	16,554	15,875
Prepaid expenses	2,939	2,532
Other current assets (including restricted assets of $734 and $637, respectively)	2,399	1,602

Total current assets	63,717	48,731

PROPERTY AND EQUIPMENT, net	4,882	4,939
CAPITALIZED SOFTWARE, net	10,004	10,393
GOODWILL	205,245	205,245
DEFERRED FINANCING COSTS, net	8,508	7,997
OTHER INTANGIBLE ASSETS, net	65,582	63,281
OTHER ASSETS	31,618	34,201

Total assets	$389,556	$374,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRC MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	December 31, 2004	March 31, 2005

CURRENT LIABILITIES:
Accounts payable	$17,049	$14,546
Accrued payroll, commissions and benefits	8,029	8,666
Current portion of deferred revenue	35,468	24,612
Other accrued liabilities	16,689	21,336

Total current liabilities	77,235	69,160

DEFERRED REVENUE, net of current portion	1,442	1,314
DEFERRED TAX LIABILITIES	8,293	8,707
15% SENIOR PREFERRED STOCK,
including accrued dividends and accretion of warrant value
(3,000,000 shares outstanding)
(Liquidation preference of $166,654)	153,654	159,920
LONG-TERM DEBT	293,238	293,378

Total liabilities	533,862	532,479

COMMITMENTS AND CONTINGENCIES

WARRANTS ON COMMON STOCK OF SUBSIDIARIES	11,751	11,751

COMMON STOCK SUBJECT TO REDEMPTION	950	950

STOCKHOLDERS’ DEFICIT:

Common stock ($.01 par value, 20,000,000 shares authorized; 7,008,406 outstanding in 2004 and 2005)	70	70
18% convertible preferred stock ($.01 par value, 750,000 shares authorized, 653,476 outstanding in 2004 and 682,883 outstanding in 2005)	26,139	27,315
Additional paid-in capital	131,753	131,753
Accumulated other comprehensive loss	(1,772)	(1,772)
Accumulated deficit	(313,197)	(327,759)

Total stockholders’ deficit	(157,007)	(170,393)

Total liabilities and stockholders’ deficit	$389,556	$374,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRC MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)
(Amounts in thousands)

	2004	2005

REVENUE, net	$42,760	$46,817

COST OF GOODS SOLD	12,920	12,662

Gross profit	29,840	34,155

COSTS AND EXPENSES:
Sales and marketing	11,555	12,522
Research and development	747	719
Distribution, circulation and fulfillment	3,552	3,509
Editorial	2,873	3,177
General and administrative	7,121	7,721
Restructuring costs and other non-recurring expenses	65	257
Depreciation	431	430
Amortization of intangible assets	4,219	4,130

Total operating costs and expenses	30,563	32,465

Income (loss) from operations	(723)	1,690

INTEREST EXPENSE, INCLUDING AMORTIZATION OF DEFERRED FINANCING COSTS	(14,502)	(14,345)
OTHER INCOME (EXPENSE), net	(250)	(215)

Loss before income tax provision	(15,475)	(12,870)

INCOME TAX PROVISION	802	516

Net loss	$(16,277)	$(13,386)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRC MEDIA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)
(Amounts in thousands)

	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(16,277)	$(13,386)

Adjustments to reconcile net loss to net cash used by operating activities:
Deferred income tax provision	725	414
Depreciation and amortization	5,163	5,472
Accrual of mandatorily redeemable preferred stock dividends and
accretion of preferred stock	5,199	6,266
Loss on disposition of property and equipment	—	28
Amortization of debt discount	120	140
Amortization of deferred financing costs	2,266	511
Changes in operating assets and liabilities:
Accounts receivable	8,818	8,884
Inventories	1,439	679
Prepaid expenses and other current assets	527	1,204
Other noncurrent assets	(3,180)	(4,412)
Accounts payable	(3,002)	(2,503)
Deferred revenue	(12,859)	(10,984)
Accrued liabilities	1,595	5,284

Net cash used by operating activities	(9,466)	(2,403)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(144)	(515)
Capitalized software	(634)	(1,301)

Net cash used in investing activities	(778)	(1,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	18,000	—
Repayments of revolving line of credit	(23,000)	—
Repayment of senior bank debt	(118,678)	—
Deferred financing fees	(6,138)	—
Proceeds from issuance of long-term debt	145,000	—

Net cash provided by financing activities	15,184	—

Increase (decrease) in cash and cash equivalents	4,940	(4,219)

CASH AND CASH EQUIVALENTS, beginning of period	1,432	11,265

CASH AND CASH EQUIVALENTS, end of period	$6,372	$7,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

WRC MEDIA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share amounts)

1.  DESCRIPTION OF BUSINESS

The accompanying condensed consolidated financial statements include the accounts of WRC Media Inc. (“WRC Media”) and its subsidiaries – Weekly Reader Corporation (“Weekly Reader”), CompassLearning, Inc. (“CompassLearning”) and ChildU, Inc. (“ChildU”). WRC Media was incorporated on May 14, 1999. The term “Company” refers to WRC Media and its subsidiaries.

The Company is in the business of developing, publishing and marketing print and electronic supplemental education materials. Certain of the Company’s products have been sold in the education marketplace for as long as 100 years. The Company’s customers are primarily within the United States.

2.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company as of March 31, 2005 and for the three-month periods ended March 31, 2004 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

These condensed consolidated financial statements should be read in conjunction with the Company’s annual financial statements and related notes thereto as reported in the Company’s Annual Report on Form 10-K dated March 31, 2005. The operating results for the three-month periods ended March 31, 2004 and 2005 are not necessarily indicative of the results that may be expected for a full year.

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

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. The revised statement clarifies the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Specifically, the statement eliminates the use of intrinsic value method of accounting provided for in APB 25, Accounting for Stock Issued to Employees, and requires entities to recognize the cost of equity instruments granted to employee using the grant-date fair value of the award. The provisions of SFAS 123R are effective for the Company beginning January 1, 2006. The adoption of SFAS 123R is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

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

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143. This interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. In addition, the entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of fiscal years ending after December 31, 2005. The adoption of FASB Interpretation No. 47 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

4. SEGMENT INFORMATION

The Company has four reporting segments: Weekly Reader; its subsidiaries World Almanac Education Group, Inc. (“World Almanac”) and American Guidance Service, Inc. (“AGS”), and CompassLearning, Inc. and ChildU Inc. (“Compass/ChildU”). This classification reflects the nature of the Company’s organizational structure by which the chief operating decision-maker reviews and assesses the operating performance of the reporting segment and allocates corporate resources.

•	Weekly Reader is a publisher of classroom periodicals, grade-specific workbooks and a custom publisher of instructional materials paid for by various sponsors.

•	World Almanac publishes print reference and informational materials sold into the trade channel; publishes nonfiction and fiction books under three imprints for K-12 students; publishes print and electronic reference materials sold into the library channel; and distributes third-party books targeted for K-12 students through its catalogs.

•	AGS is a publisher of testing and assessment products and supplemental instructional materials. AGS products are sold into the school channel. Testing and assessment products are primarily for K-12 students and supplemental instructional materials are primarily for low-performing students in middle and secondary schools.

•	Compass/ChildU produce a research-based technology learning solution, including web-based e-learning solutions that bring into being educational assessment, curriculum, reporting and management tools for grades Pre-K through 12, all of which are aligned to local, state and national standards.

Information regarding the operations of the Company’s reporting segments is set forth below. WRC Media Inc. related expenses and assets that are not allocable to the other operating segments are included as corporate items. WRC Media evaluates segment performance based on several factors, of which the primary financial measure is operating income (loss).

	Weekly Reader	World Almanac	AGS	Compass / ChildU	Corporate	Eliminations	Total

Three months ended March 31, 2005

Net Revenue	$9,975	$10,324	$16,495	$10,023	$—	$—	$46,817
Segment income / (loss)	847	689	3,468	(2,353)	(961)	—	1,690
Depreciation and amortization	120	589	1,759	2,065	939	—	5,472
Restructuring and other non-recurring items	—	—	—	235	22	—	257
Assets	47,602	101,504	213,804	40,661	224,168	(252,952)	374,787
Goodwill and indefinite lived
intangibles (including allocated amounts)	52,775	33,210	124,133	17,554	—	—	227,672
Capital expenditures	73	152	186	1,347	58	—	1,816

Three months ended March 31, 2004

Net Revenue	10,114	11,881	12,433	8,332	—	—	42,760
Segment income / (loss)	1,900	1,370	1,538	(4,590)	(941)	—	(723)
Depreciation and amortization	132	486	1,986	1,619	939	—	5,163
Restructuring and other non-recurring items	—	—	—	64	1	—	65
Assets	45,923	98,295	184,204	59,146	249,688	(228,083)	409,173
Goodwill and indefinite lived
intangibles (including allocated amounts)	52,775	70,634	124,133	17,554	—	—	265,096
Capital expenditures	34	20	60	659	5	—	778

5.  RESTRUCTURING COSTS AND OTHER NON-RECURRING EXPENSES

During the three-months ended March 31, 2005, the Company reviewed its restructuring reserve established in 2002 and increased the reserve $89 for lease terminations primarily resulting from the updating of the sublease assumptions used in determining the fair value of the remaining lease obligations associated with facilities vacated during 2002. During the three-months ended March 31, 2005, the Company recorded a restructuring charge for severance in the amount of $168 related to the outsourcing of a Compass/ChildU warehousing and fulfillment facility.

Components of the Company’s restructuring plans initiated in the fourth quarter of 2002 and first quarter 2005 are shown in the following table.

	Balance at December 31, 2004	Additional Charges	Amounts Paid	Balance at March 31, 2005

Severance and other benefits	$—	$168	$(46)	$22
Lease terminations	3,264	89	(384)	2,969

Total	$3,264	$257	$(430)	$3,091

The restructuring reserve totaled approximately $3,091 at March 31, 2005 and is expected to be paid as follows: remaining nine months of 2005 – $1,249, 2006 and beyond – $1,842. These liabilities are included in other accrued liabilities on the condensed consolidated balance sheets.

6.  STOCK-BASED COMPENSATION

Stock based compensation arrangements with employees are accounted for using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company applies SFAS No. 123, “Accounting for Stock-Based Compensation and Related Interpretations” (“SFAS 123”) for stock-based compensation arrangements with non-employees. The Company applies the additional disclosure requirements of SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” for employee stock arrangements.

The following table details the effect on net loss if compensation expense for stock-based compensation arrangements with employees had been recorded based on the fair value method under SFAS 123, as amended.

	Three-Months Ended March 31,
	2004	2005

Net loss, as reported	$(16,277)	$(13,386)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4)	—

Pro forma net loss	$(16,281)	$(13,386)

The Company has outstanding stock options issued to certain of its executives that are required to be accounted for as variable options. During the three-month periods ended March 31, 2004 and 2005, no compensation expense was recognized for these options as the fair market value of the Company’s common stock, as estimated by the Company’s Board of Directors, was less than the exercise price of these options.

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

All payment obligations under the Second-Lien Facility are secured by a second-priority lien on the collateral securing the First-Lien Facility; provided that all obligations under the Second-Lien Facility will rank equally in right of payment with all payment obligations under the First-Lien Facility and will not otherwise be subordinated in any respect to the First-Lien Facility. The final maturity of the Second-Lien Facility is March 29, 2009. At the Company’s option, the loans will bear interest at either the Administrative Agent’s (i) alternate base rate (“Base Rate Loans”) or (ii) reserve-adjusted LIBO rate (“LIBO Rate Loans”) plus, in each case, the “Applicable Margin” (as defined). Applicable Margin means, with respect to (i) Base Rate Loans, a rate of 4.00% per annum and (ii) LIBO Rate Loans, a rate of 5.00% per annum. At March 31, 2005, outstanding loans under the Second-Lien Credit facility had an interest rate of 6.76%.

In addition to paying interest on outstanding loans under its credit facilities, the Company is required to pay a commitment fee to the lenders associated with the revolving credit facility in respect to the unused commitments thereunder at a rate of 0.5% per annum (subject to performance-based step downs). Commitment fees paid for unused revolver commitments for the three-months ended March 31, 2004 and 2005 were approximately $20 and $38, respectively.

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

Interest on revolving loan borrowings under the First-Lien Facility bear interest at a maximum rate per annum equal to the LIBO rate as defined in the First-Lien Facility plus 3.50% or the alternate base rate as defined in the First-Lien Facility plus 2.50%, such rates are subject to adjustment on a quarterly basis based on the Company’s leverage ratio for the previous four quarters.

As a result of the refinancing, the Company wrote-off the remaining balances of deferred financing costs associated with the First Lien Facility of approximately $1,914. These costs are included in interest expense, including amortization of deferred financing costs, on the condensed consolidated statements of operations for the three-months ended March 31, 2004.

In connection with the refinancing, the Company incurred costs and expenses, primarily investment banking and legal fees, of approximately $6,661. These amounts were accounted for as deferred financing fees in the year ended December 31, 2004 and are being amortized over the term of the Second Lien Facility using the effective interest method.

At March 31, 2005, there were no outstanding advances under the Company’s $30,000 revolving credit facility. The Company has stand-by letters of credit, renewable annually, totaling $2,100 of which $2,000 serves as security for a real estate lease entered into by the Company and $100 serves as security for certain surety bonds issued on behalf of the Company. The Company’s available borrowing under the revolving credit facility is reduced by any outstanding letters of credit. At March 31, 2005, the Company had, net of the $2,100 in outstanding letters of credit, $27,900 of available credit under the revolving credit facility.

8.  FINANCIAL INSTRUMENTS

Pursuant to the terms of the First and Second-Lien Credit Agreements, the Company is required to enter into or maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount that, when taken together with the aggregate principal amount of Total Debt, as defined, subject to a fixed interest rate, is at least equal to at least 50% of the aggregate principal amount of Total Debt. On November 15,2003, the Company entered into a one-year interest rate cap agreement with a notional principal of $61,000, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. This interest rate cap agreement expired November 15, 2004. Between January 1, 2005 and March 31, 2005, more than 50% of the aggregate principal amount of Total Debt is subject to a fixed interest rate. Therefore, no interest rate cap agreement was required during that period.

9.  INVENTORIES

Inventories as of December 31, 2004 and March 31, 2005 are as follows:

	December 31, 2004	March 31, 2005

Finished goods	$16,415	$15,738
Raw materials	139	137

	$16,554	$15,875

10.  GOODWILL AND TRADEMARKS

At December 31, 2004 and March 31, 2005, goodwill and indefinite lived intangible assets are as follows:

	December 31, 2004	March 31, 2005

Goodwill	$205,245	$205,245
Long Lived Assets – Trademarks and copyrights	22,427	22,427

	$227,672	$227,672

There were no changes in goodwill and indefinite lived intangible assets during the three-months ended March 31, 2005.

The Company recorded non-cash deferred income tax expense of $725 and $414 for the three-month periods ended March 31, 2004 and 2005, respectively, for taxable temporary differences that will not reverse prior to expiration of the Company’s net operating loss carryforward periods. Book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002 upon the Company’s adoption of SFAS 142; however, the Company continues to amortize these assets for tax purposes. As a result, the Company will have deferred tax liabilities that will arise each quarter as the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record an additional $1,242 to increase deferred tax liabilities during the remaining nine-months of 2005.

11. OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill and indefinite lived intangible assets are as follows:

		December 31, 2004			March 31, 2005

	Useful Lives	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Customer Lists	6-15 yrs	$48,600	$(30,784)	$17,816	$48,600	$(32,243)	$16,357
Copyrights	10-20 yrs	30,800	(8,033)	22,767	30,800	(8,426)	22,374
Software	3-5 yrs	14,789	(12,417)	2,372	8,369	(6,415)	1,954
Trademark	4-10 yrs	200	(102)	98	200	(107)	93
Distributor relationships	6 yrs	700	(598)	102	700	(624)	76

Total:		$95,089	$(51,934)	$43,155	$88,669	$(47,815)	$40,854

During the three-months ended March 31, 2005, the Company wrote-off $6,420 of fully amortized software that is no longer being utilized.

Included in other intangible assets, are trademarks and copyrights not subject to amortization, for which the total carrying amount was $22,427 at December 31, 2004 and March 31, 2005 (see footnote 10).

Amortization of intangibles for the three-months ended March 31, 2004 and 2005 was $2,820 and $2,301, respectively. The estimated amortization expense for intangible assets subject to amortization for the next five years is as follows:

Remaining nine months for the year-ended December 31,

2005	$6,895
2006	6,843
2007	4,598
2008	3,461
2009	3,253
2010	1,691
Thereafter	14,113

12.  PREFERRED STOCK

Prior to December 31, 2004, the Company paid dividends in-kind on its 15% Senior Preferred Stock. After December 31, 2004, dividends will be paid in cash or will continue to be paid in-kind at the option of the Company. To the extent the Company elects to continue to pay dividends in-kind after December 31, 2004 for four consecutive quarters or for six quarters in total, the preferred shareholders obtain a board of director’s seat. It is the Company’s present intention to continue to pay dividends in-kind subsequent to December 31, 2004. If the Company pays the arrearage, the preferred shareholders will lose the board of director’s seat. Accrued Senior Preferred Stock dividends for the three-month periods ended March 31, 2004 and 2005, amounted to $5,199 and $6,024 (these dividends have been recorded as interest expense in the condensed consolidated statement of operations), respectively. Such accrued dividends reflect penalty dividends of 0.5% for periods prior to November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with the Company’s conclusion. The Company may redeem the Senior Preferred Stock, including unpaid dividends, prior to November 17, 2002, or after November 17, 2004, subject to certain conditions. The Company is required to redeem, to the extent, it has funds legally available, all outstanding shares of the Senior Preferred Stock on November 17, 2011.

13. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to litigation arising in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on its results of operations and financial position, if any, for the disposition of pending and known threatened matters will not be material.

SEC Inquiry

As previously disclosed in our Form 8-K filed with the SEC on December 15, 2003, the SEC has been conducting an informal inquiry concerning the Company. The SEC’s inquiry focused on a single December 2002 transaction involving the Company’s CompassLearning unit, with respect to which the Company initially recognized revenue in the 4th Quarter of 2002, established a bad debt reserve in the 1st Quarter of 2003 for the full amount of the previously recorded accounts receivable related to this transaction and subsequently reversed entirely when the Company restated in 2004 its financial statements for 2002 and 2003 for this and other matters, as described in our Form 10-K filed with the SEC on June 15, 2004. In connection with this inquiry, on February 3, 2005 three of the Company’s employees, including the Company’s then Chief Executive Officer, Martin E. Kenney, and two non-executive employees of CompassLearning, received “Wells” notices from the staff of the SEC informing them that the staff intends to recommend that the SEC commence actions against them, alleging violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 thereunder and certain other federal securities laws. The Company did not receive a “Wells” notice from the staff of the SEC and has no reason to believe that it will become the subject of an enforcement action related to the SEC investigation. In April 2005, one of the non-executive employees was informed by the SEC staff that the staff had decided to withdraw the “Wells” notice previously delivered to that individual.

15% Senior Preferred Stock due 2011

In 1999, the Company issued 3,000,000 shares of 15% Senior Preferred Stock due in 2011 with a liquidation preference of $25.00 per share. The Senior Preferred Stock accrues dividends at a rate of 15% per annum, subject to adjustment if the Company fails to redeem all outstanding shares of such 15% Senior Preferred Stock in connection with a mandatory redemption or change of control. Such accrued dividends reflect penalty dividends of 0.5% for periods prior to November 17, 2001. While the Company believes that no penalty dividend is due for subsequent periods, the preferred shareholders may disagree with that conclusion.

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

During the three-month periods ended March 31, 2004 and 2005, the Company recognized general and administrative expense of $238 in management fees. At March 31, 2005, other accrued liabilities include approximately $475 of accrued management fees.

15. RETIREMENT PLAN

The following table provides components of net periodic benefit cost for the Company’s defined benefit pension plan for the three-month periods ended March 31, 2004 and 2005:

	Three-Months Ended March 31,
	2004	2005

Service cost	$225	$215
Interest cost	238	241
Expected return on plan assets	(242)	(268)
Amortization of net loss	42	35

Net periodic benefit cost	$263	$223

16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three-Months Ended March 31,
	2004		2005

Cash paid during the period for interest	$2,676		$2,581
Cash paid during the period for income taxes	$114		$119

Non-cash financing activities:
Senior preferred stock dividends accrued	$5,199	(1)	$6,024	(1)
Junior preferred stock dividends accrued	$986		$1,176
Accretion of preferred stock	$238		$242

(1)	During the three-month period ended March 31, 2004 and 2005, preferred stock dividends have been recorded as interest expense in the statement of operations.

WEEKLY READER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

ASSETS	December 31, 2004	March 31, 2005

CURRENT ASSETS:
Cash	$11,233	$7,016
Accounts receivable (net of allowances for doubtful accounts and sales returns of $2,745 and $2,795, respectively)	23,306	15,707
Inventories	16,203	15,509
Due from related party	8,525	8,760
Prepaid expenses	2,581	2,158
Other current assets (including restricted assets of $734 and $637, respectively	2,065	832

Total current assets	63,913	49,982

PROPERTY AND EQUIPMENT, net	4,346	4,443
GOODWILL	101,978	101,978
OTHER INTANGIBLE ASSETS, net	29,643	29,335
DUE FROM RELATED PARTY	20,712	23,513
OTHER ASSETS	31,433	34,016

Total assets	$252,025	$243,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	December 31, 2004	March 31, 2005

CURRENT LIABILITIES:
Accounts payable	$15,674	$13,751
Accrued expenses and other current liabilities	15,006	14,831
Deferred revenue	18,237	9,676

Total current liabilities	48,917	38,258

DEFFERRED TAX LIABILITIES	5,473	5,636
15% SENIOR PREFERRED STOCK,
including accrued dividends (3,000,000 shares outstanding) (Liquidation preference of $166,654)	160,630	166,654
LONG-TERM DEBT	293,238	293,378

Total liabilities	508,258	503,926

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock ($.01 par value, 20,000,000 shares authorized;
2,830,000 shares outstanding in 2004 and 2005)	28	28
Additional paid-in capital	9,133	9,133
Due from parent	(49,670)	(44,328)
Accumulated other comprehensive loss	(1,772)	(1,772)
Accumulated deficit	(213,952)	(223,720)

Total stockholders’ deficit	(256,233)	(260,659)

Total liabilities and stockholders’ deficit	$252,025	$243,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)
(Amounts in thousands)

	2004	2005

REVENUE, net	$34,428	$36,794

COST OF GOODS SOLD	8,501	8,356

Gross profit	25,927	28,438

COSTS AND EXPENSES:
Sales and marketing	7,025	8,479
Distribution, circulation and fulfillment	3,552	3,509
Editorial	2,873	3,177
General and administrative	5,065	5,801
Restructuring costs	1	22
Depreciation	393	345
Amortization of intangible assets	2,223	2,137

Total operating costs and expenses	21,132	23,470

Income from operations	4,795	4,968

INTEREST EXPENSE, INCLUDING AMORTIZATION OF
DEFERRED FINANCING COSTS	(12,748)	(14,345)
OTHER INCOME (EXPENSE), net	(197)	(176)

Loss before income tax provision	(8,150)	(9,553)

INCOME TAX PROVISION	158	215

Net loss	$(8,308)	$(9,768)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)
(Amounts in thousands)

	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,308)	$(9,768)

Adjustments to reconcile net loss to net cash
used in operating activities:
Deferred income tax provision	175	163
Depreciation and amortization	2,616	2,482
Accrual of mandatorily redeemable preferred stock dividends	5,199	6,024
Amortization of deferred financing costs	512	511
Loss on dispositions of property and equipment	—	28
Amortization of debt discount	120	140
Changes in operating assets and liabilities:
Accounts receivable	6,042	7,599
Inventories	1,414	694
Prepaid expenses and other assets	(2,641)	(2,756)
Accounts payable	(3,074)	(1,923)
Deferred revenue	(9,807)	(8,561)
Accrued expenses and other liabilities	(2,648)	(176)

Net cash used in operating activities	(10,400)	(5,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(119)	(469)

Net cash used in investing activities	(119)	(469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	18,000	—
Repayments of revolving line of credit	(23,000)	—
Repayment of senior bank debt	(118,678)	—
Proceeds from issuance of long term debt	145,000	—
Due from parent, net	12,536	4,831
Due from related party	(18,390)	(3,036)

Net cash provided by financing activities	15,468	1,795

Increase (decrease) in cash and cash equivalents	4,949	(4,217)

CASH AND CASH EQUIVALENTS, beginning of period	1,267	11,233

CASH AND CASH EQUIVALENTS, end of period	$6,216	$7,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEEKLY READER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

The accompanying condensed consolidated financial statements of Weekly Reader Corporation (“WRC”) include the accounts of WRC and its wholly-owned subsidiaries (all are collectively referred to as “Weekly Reader” or the “Company”). At December 31, 2003 and 2004, WRC Media Inc. (the “Parent”) owns 94.9% and PRIMEDIA, Inc. owns 5.1% of the common stock of Weekly Reader.

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

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company as of March 31, 2005 and for the three-month periods ended March 31, 2004 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

These condensed consolidated financial statements should be read in conjunction with Weekly Reader Corporation and Subsidiaries annual financial statements and related notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K dated March 31, 2005. The operating results for the three-month periods ended March 31, 2004 and 2005 are not necessarily indicative of the results that may be expected for a full year.

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

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payments” (“SFAS 123R”), a revision of SFAS 123. The revised statement clarifies the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Specifically, the statement eliminates the use of intrinsic value method of accounting provided for in APB 25, Accounting for Stock Issued to Employees, and requires entities to recognize the cost of equity instruments granted to employee using the grant-date fair value of the award. The provisions of SFAS 123R are effective for the Company beginning January 1, 2006. The adoption of SFAS 123R is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

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

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143. This interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. In addition, the entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of fiscal years ending after December 31, 2005. The adoption of FASB Interpretation No. 47 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

4. SEGMENT INFORMATION

The Company has three reporting segments: Weekly Reader, World Almanac Education Group, Inc. (“World Almanac”), and American Guidance Service, Inc. (“AGS”). This classification reflects the nature of the Company’s organizational structure by which the chief operating decision-maker reviews and assesses the operating performance of the reporting segment and allocates corporate resources.

•	Weekly Reader is a publisher of classroom periodicals, grade-specific workbooks and a custom publisher of instructional materials paid for by various sponsors.

•	World Almanac publishes print reference and informational materials sold into the trade channel; publishes nonfiction and fiction books under three imprints for K-12 students; publishes print and electronic reference materials sold into the library channel; and distributes third-party books targeted for K-12 students through its catalogs.

•	AGS is a publisher of testing and assessment products and supplemental instructional materials. AGS products are sold into the school channel. Testing and assessment products are primarily for K-12 students and supplemental instructional materials are primarily for low-performing students in middle and secondary schools.

Information regarding the operations of the Company’s reporting segments is set forth below. Parent Company expenses and assets that are not allocable to other operating segments are included in Corporate. Weekly Reader evaluates performance based on several factors, of which the primary financial measure is operating income (loss).

	Weekly Reader	World Almanac	AGS	Corporate	Eliminations	Total

Three months ended March 31, 2005

Net Revenue	$9,975	$10,324	$16,495	$—	$—	$36,794
Segment income / (loss)	847	689	3,468	(36)	—	4,968
Depreciation and amortization	120	589	1,759	14	—	2,482
Restructuring and other non-recurring items	—	—	—	22	—	22
Assets	47,602	101,504	213,804	(565)	(119,078)	243,267
Goodwill and indefinite lived intangibles	19,586	25,162	72,905	—	—	117,653
Capital expenditures	73	152	186	58	—	469

Three months ended March 31, 2004

Net Revenue	10,114	11,881	12,433	—	—	34,428
Segment income / (loss)	1,900	1,370	1,538	(13)	—	4,795
Depreciation and amortization	132	486	1,986	12	—	2,616
Restructuring and other non-recurring items	—	—	—	1	—	1
Assets	45,923	98,295	184,204	8,261	(98,413)	238,270
Goodwill and indefinite lived intangibles	19,586	25,162	72,905	—	—	117,653
Capital expenditures	34	20	60	5	—	119

5. RESTRUCTURING AND OTHER NON-RECURRING EXPENSES

During the three-months ended March 31, 2005, the Company reviewed its restructuring reserve established in 2002 and adjusted the reserve by $22 due to updating the assumptions used in determining the fair value of the remaining lease obligations associated with facilities vacated during 2002.

Components of the Company’s restructuring plan initiated in the fourth quarter of 2002 are shown in the following table:

	Balance at December 31, 2004	Additional Adjustments	Amounts Paid	Balance at March 31, 2005

Lease terminations	$886	$22	$(35)	$873

Total	$886	$22	$(35)	$873

The restructuring reserve totaled approximately $873 at March 31, 2005 and is expected to be paid as follows: remaining nine months of 2005 – $99 and 2006 and beyond – $774 and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

6. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation arrangements with employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company applies the additional disclosure requirements of SFAS 123, Accounting for Stock-based Compensation and Related Interpretations (“SFAS 123”), as amended by SFAS 148 Accounting for Stock-Based Compensation – Transition and Disclosure, for employee stock arrangements.

WRC Media Inc. has one stock-based employee compensation plan in which employees of the Company participate. No awards were made in the three-month periods ended March 31, 2004 and 2005. Had compensation expense for stock-based compensation arrangements with employees been recorded based upon the fair value method under SFAS 123, as amended for periods ended March 31, 2004 and 2005, the impact on the Company’s consolidated results of operations would be insignificant.

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

All payment obligations under the Second-Lien Facility are secured by a second-priority lien on the collateral securing the First-Lien Facility; provided that all obligations under the Second-Lien Facility will rank equally in right of payment with all payment obligations under the First-Lien Facility and will not otherwise be subordinated in any respect to the First-Lien Facility. The final maturity of the Second-Lien Facility is March 29, 2009. At the Company’s option, the loans will bear interest at either the Administrative Agent’s (i) alternate base rate (“Base Rate Loans”) or (ii) reserve-adjusted LIBO rate (“LIBO Rate Loans”) plus, in each case, the “Applicable Margin” (as defined). Applicable Margin means, with respect to (i) Base Rate Loans, a rate of 4.00% per annum and (ii) LIBO Rate Loans, a rate of 5.00% per annum. At March 31, 2005, outstanding loans under the Second-Lien Credit facility had an interest rate of 6.76%.

In addition to paying interest on outstanding loans under its credit facilities, the Company is required to pay a commitment fee to the lenders associated with the revolving credit facility in respect to the unused commitments thereunder at a rate of 0.5% per annum (subject to performance-based step downs). Commitment fees paid for unused revolver commitments for the three-months ended March 31, 2004 and 2005 were approximately $20 and $38, respectively.

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

Interest on revolving loan borrowings under the First-Lien Facility bear interest at a maximum rate per annum equal to the LIBO rate as defined in the First-Lien Facility plus 3.50% or the alternate base rate as defined in the First-Lien Facility plus 2.50%, such rates are subject to adjustment on a quarterly basis based on the Company’s leverage ratio for the previous four quarters.

As a result of the refinancing, the Company wrote-off the remaining balances of deferred financing costs associated with the First Lien Facility of approximately $467. These costs are included in interest expense, including amortization of deferred financing costs on the condensed consolidated statement of operations for the three-months ended March 31, 2004.

In connection with the refinancing, WRC Media incurred costs and expenses, primarily investment banking and legal fees, of approximately $6,661. These amounts were accounted for as deferred financing fees by WRC Media Inc. during the year ended December 31, 2004 and are being amortized over the term of the Second Lien Facility using the effective interest method.

At March 31, 2005, there were no outstanding advances under the Company’s $30,000 revolving credit facility. The Company has stand-by letters of credit, renewable annually, in the amount of $2,100 of which $2,000 serves as security for a real estate lease entered into by the Company and $100 serves as security for certain surety bonds issued on behalf of the Company. The Company’s available borrowing under the revolving credit facility is reduced by any outstanding letters of credit. At March 31, 2005, the Company had, net of the $2,100 in outstanding letters of credit, $27,900 of available credit under the revolving credit facility.

8. FINANCIAL INSTRUMENTS

Pursuant to the terms of the First and Second-Lien Credit Agreements, the Company is required to enter into or maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount that, when taken together with the aggregate principal amount of Total Debt, as defined, subject to a fixed interest rate, is at least equal to at least 50% of the aggregate principal amount of Total Debt. On November 15,2003, the Company entered into a one-year interest rate cap agreement with a notional principal of $61,000, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. This interest rate cap agreement expired November 15, 2004. Between January 1, 2005 and March 31, 2005, more than 50% of the aggregate principal amount of Total Debt is subject to a fixed interest rate. Therefore, no interest rate cap agreement was required during that period.

9. INVENTORIES

At December 31, 2004 and March 31, 2005, inventories are comprised of the following:

	December 31, 2004	March 31, 2005

Finished goods	$16,126	$15,433
Raw materials	77	76

	$16,203	$15,509

10. GOODWILL AND TRADEMARKS

At December 31, 2004 and March 31, 2005, goodwill and indefinite lived intangible assets are as follows:

	December 31, 2004	March 31, 2005

Goodwill	$101,978	$101,978
Long Lived Assets – Trademarks and copyrights	15,675	15,675

	$117,653	$117,653

There were no changes to goodwill and indefinite lived intangible assets during the three-months ended March 31, 2005.

WRC recorded non-cash deferred income tax expense of $175 and $163 during the three-month periods ended March 31, 2004 and 2005, respectively, for taxable temporary differences that will not reverse prior to expiration of the Company’s net operating loss carryforward periods. Book amortization of tax-deductible goodwill and trademarks ceased on January 1, 2002 upon the Company’s adoption of SFAS 142; however, WRC will continue to amortize these assets for tax purposes. As a result, WRC will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of WRC’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record an additional $489 to increase deferred tax liabilities during the remaining nine months of 2005.

11. OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the WRC’s intangible assets other than goodwill and indefinite lived intangible assets are as follows:

		December 31, 2004			March 31, 2005

	Useful Lives	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Customer Lists	6-15 yrs	$318	$(203)	$115	$318	$(213)	$105
Copyrights	10-20 yrs	19,936	(6,083)	13,853	19,936	(6,381)	13,555
Software	3 yrs	6,420	(6,420)	—	—	—	—

Total:		$26,674	$(12,706)	$13,968	$20,254	$(6,594)	$13,660

During the three-months ended March 31, 2005, the Company wrote-off $6,420 of fully amortized software that is no longer being utilized.

Included in other intangible assets, are trademarks and copyrights not subject to amortization, for which the total carrying amount was $15,675 as of December 31, 2004 and March 31, 2005 (see footnote 10).

Amortization of intangibles for the three-months ended March 31, 2004 and 2005 was $824 and $308, respectively. The estimated amortization expense for intangible assets still subject to amortization for the next five years is as follows:

Remaining nine months for the year ended December 31,

2005	$925
2006	1,184
2007	1,179
2008	1,144
2009	1,123
2010	971
Thereafter	7,134

12. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to litigation arising in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on its results of operations and financial position, if any, for the disposition of pending and known threatened matters will not be material.

SEC Inquiry

As previously disclosed in our Form 8-K filed with the SEC on December 15, 2003, the SEC has been conducting an informal inquiry concerning the Company. The SEC’s inquiry focused on a single December 2002 transaction involving the Company’s CompassLearning unit, with respect to which the Company initially recognized revenue in the 4th Quarter of 2002, established a bad debt reserve in the 1st Quarter of 2003 for the full amount of the previously recorded accounts receivable related to this transaction and subsequently reversed entirely when the Company restated in 2004 its financial statements for 2002 and 2003 for this and other matters, as described in our Form 10-K filed with the SEC on June 15, 2004. In connection with this inquiry, on February 3, 2005 three of the Company’s employees, including the Company’s then Chief Executive Officer, Martin E. Kenney, and two non-executive employees of CompassLearning, received “Wells” notices from the staff of the SEC informing them that the staff intends to recommend that the SEC commence actions against them, alleging violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 thereunder and certain other federal securities laws. The Company did not receive a “Wells” notice from the staff of the SEC and has no reason to believe that it will become the subject of an enforcement action related to the SEC investigation. In April 2005, one of the non-executive employees was informed by the SEC staff that the staff had decided to withdraw the “Wells” notice previously delivered to that individual.

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

13. RELATED PARTY TRANSACTIONS

In connection with the acquisition of Weekly Reader, the Company entered into a management agreement with the principal shareholder of WRC Media Inc. In accordance with management agreement, the shareholder provides Weekly Reader management consulting and financial advisory services. The agreement has no stated term, but can be terminated by the shareholder upon five days notice. As a result, the Company is obligated to pay the shareholder annual management fees totaling $800, which are payable quarterly. In addition, the Company reimburses the principal shareholder for reasonable out-of-pocket expenses incurred in connection with the performance of its services. During each of the three-month periods ended March 31, 2004 and 2005, the Company recognized general and administrative expense of $200 for such management fees. At March 31 2005, other accrued liabilities included approximately $400 of accrued management fees.

14. RETIREMENT PLAN

The following table provides components of net periodic benefit cost for the Company’s defined benefit pension plan for the three-months ended March 31, 2004 and 2005:

	Three-Months Ended March 31,
	2004	2005

Service cost	$225	$215
Interest cost	238	241
Expected return on plan assets	(242)	(268)
Amortization of net loss	42	35

Net periodic benefit cost	$263	$223

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three-Months Ended March 31,
	2004		2005

Cash paid during the period for interest	$2,676		$2,581
Cash paid during the period for income taxes	$20		$52

Non-cash financing activity:
Senior preferred stock dividends accrued	$5,199	(1)	$6,024	(1)

(1)	During the three-months ended March 31, 2004 and 2005, preferred stock dividends have been recorded as interest expense in the statement of operations

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition, as of March 31, 2005, of WRC Media Inc. and its subsidiaries, (“WRC Media”) and Weekly Reader Corporation and its subsidiaries, (“Weekly Reader”), and their results of operations for the three-months ended March 31, 2004 and 2005. You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements of WRC Media and its subsidiaries and Weekly Reader Corporation and its subsidiaries attached to this discussion and analysis. Unless the context otherwise requires, the terms “we,” “our,” and “us” refer to WRC Media and its subsidiaries. This discussion and analysis contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including the Company’s ability to continue to produce successful supplemental education material and software products; state and local funding environment for educational spending materials; uncertainty in the current operating environment which makes it difficult to forecast future results; and other risks and factors identified in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions about us.

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

Weekly Reader is a leading publisher of classroom periodicals based on the 2003-2004 school year circulation of 6.4 million subscribers. In addition to our well-recognized classroom periodicals, such as Weekly Reader and Current Events, we publish distinct, grade-specific basic and life skills workbooks. World Almanac has been a leading publisher of reference and informational materials targeted to K-12 students, as well as other well-known general reference and informational materials, for over 135 years. World Almanac publishes well-known print reference materials, such as The World Almanac and Book of Facts, The World Almanac For Kids and nonfiction and fiction books for K-12 students under 3 Gareth Stevens imprints. In addition, World Almanac publishes electronic reference materials such as the Funk & Wagnalls Encyclopedia database and an Internet-based version of Facts On File World News Digest, which in its print version is World Almanac’s leading subscription-based product with renewal rates averaging 86% from 1997 through 2004. World Almanac also distributes third-party products that are targeted for K-12 students through its Gareth Stevens in-house telesales division and World Almanac Education Library Services (“WAELS”) catalogs. American Guidance Service, Inc. (“AGS”) has been a leading publisher of individually administered and group testing and assessment products, and supplemental instructional materials for over 47 years. AGS’s testing and assessment products are primarily for K-12 students and its supplemental instructional materials are primarily for low-performing students in middle and secondary schools. Compass/ChildU is a research-based, technology learning solutions enterprise that produces comprehensive educational assessment, curriculum and management tools for grades Pre-K-12, all of which are aligned to local, state and national standards. Compass/ChildU’s library of content contains over 4,000 hours of standards based instruction in subject areas of reading, writing, language arts, mathematics, science, social studies, and project based learning. This interactive, standards-based managed assessment and curriculum helps educators individualize learning on a per student basis. Compass/ChildU has been serving the Pre-K-12 markets for over 30 years and its products have been a significant part of the learning and teaching process. Research on Compass/ChildU products demonstrates the efficacy of our products in various environments and under a diverse set of circumstances.

The education market follows the cycles of the overall economy, generally on a trailing basis. This correlation is more pronounced for certain sectors of the supplementary education market than others, reflecting the impact of legislative pedagogical initiatives. For instance, Congress has recently approved provisions that permit teachers to use supplemental instructional materials to support the instruction of children served by Individuals with Disabilities Education Act (IDEA)-authorized programs. English Language Learners programs are also receiving funding increases in excess of the overall growth in educational funding. However, in certain other segments, such as digital curriculum and the library market, funding remains tight. There are indications that the economy, and the resulting state and local funding, is improving. Accordingly, we are seeing signs of a moderately improving K – 12 funding environment. In addition, funding provided by the No Child Left Behind Act (“NCLB”), which was passed by Congress in 2002, is being disbursed. We believe that the delay in the availability of funds was caused by a number of factors which included:

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

After several years, however, coinciding with the 2004-2005 school year, the operating environment showed signs of a recovery beginning in the third quarter of 2004. In particular, state budgets showed improvement as school districts gained a better understanding of the requirements for funding under the “No Child Left Behind Act.” In turn, Federal funds associated with the “No Child Left Behind Act” are now being disbursed to school districts at a faster rate.

WRC Media’s business strategy is to drive growth by leveraging our new product offerings in 2005 with investments in sales and marketing programs to drive expansion into our core markets, while expanding into new distribution channels.

Our operations are conducted primarily through the following four operating segments: Weekly Reader; American Guidance; Compass/ChildU and World Almanac.

Consolidated Results of Operations For the Three-Months Ended March 31, 2005 – WRC Media Inc. and Subsidiaries

The results of operations of WRC Media and its subsidiaries encompass the operations of Weekly Reader and its subsidiaries, including AGS and World Almanac and Compass/ChildU. The results of operations of WRC Media and its subsidiaries should be read together with the separate discussion of the results of operations of Weekly Reader Corporation.

In analyzing WRC Media’s results for the three-months ended March 31, 2004 and 2005, the seasonal nature of WRC Media’s business should be considered. As a result of seasonality, approximately 20% of WRC Media’s publication and related service revenues usually occur in its first quarter, 20% in its second quarter, and 60% in the third and fourth quarters combined. However, unlike this revenue stream, many of WRC Media’s expenses are incurred evenly throughout the year.

WRC Media analyzes its revenues, expenses and operating results on a percentage of net revenue basis. The following table sets forth, for the periods indicated, consolidated statements of operations data for WRC Media and its subsidiaries, expressed in millions of dollars and as a percentage of net revenue.

	Three Months Ended March 31,
	2004		2005

	Amount	% of Net Revenue	Amount	% of Net Revenue

	(Dollars in millions)

Revenue, net	$42.8	100.0%	$46.8	100.0%
Cost of goods sold	13.0	30.4%	12.7	27.1%

Gross profit	29.8	69.6%	34.1	72.9%
Costs and expenses:
Sales and marketing	11.6	27.1%	12.5	26.7%
Research and development	0.7	1.6%	0.7	1.5%
Distribution, circulation and fulfillment	3.5	8.2%	3.5	7.5%
Editorial	2.9	6.8%	3.2	6.8%
General and administrative	7.1	16.6%	7.7	16.5%
Restructuring costs and other non-recurring expenses	0.1	0.3%	0.3	0.6%
Depreciation	0.4	1.0%	0.4	0.9%
Amortization of intangible assets	4.2	9.8%	4.1	8.8%

Total costs and expenses	30.5	71.3%	32.4	69.2%

Income (loss) from operations	(0.7)	(1.7%)	1.7	3.6%

Interest expense, including amortization of deferred financing costs	(14.5)	(33.9%)	(14.4)	(30.8%)
Other income (expense), net	(0.3)	(0.7%)	(0.2)	(0.4%)

Loss before income tax provision	(15.5)	(36.2%)	(12.9)	(27.6%)
Income tax provision	0.8	1.9%	0.5	1.1%

Net loss	$(16.3)	(38.1%)	$(13.4)	(28.6%)

Adjusted EBITDA (a)	$4.3	10.0%	$7.3	15.6%

(a)	Adjusted EBITDA represents earnings before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $0.1 million for the three-months ended March 31, 2004 and restructuring expenses of $0.3 million for the three-months ended March 31, 2005. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media’s performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit’s performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Three-Months Ended March 31, 2005 Compared to Three-Months Ended March 31, 2004

Revenue, net. For the three-months ended March 31, 2005, net revenue increased $4.0 million, or 9.3%, to $46.8 million from $42.8 million for the same period in 2004. This increase was primarily due to an increase in net revenue at Weekly Reader Corporation of $2.4 million, or 7.0% to $36.8 million from $34.4 million from the same period in 2004 combined with a increase in net revenue at Compass/ChildU of $1.6 million or 19.0%, to $10.0 million from $8.4 million for the same period in 2004.

The increase in net revenue at the Weekly Reader Corporation was due to an increase in net revenue at AGS of $4.1 million or 33.1% to $16.5 million from $12.4 million from the same period in 2004 primarily due to an increase in AGS Assessment revenue resulting from growth in new and revised assessment products. The increase at AGS was partially offset by a decrease in net revenue at World Almanac of $1.6 million or 13.4% to $10.3 million from $11.9 million from the same period in 2004. This decrease was primarily due to the unfavorable funding environment as Gareth Stevens had lower net revenue in its telesales channel and WAE Library Services had lower net revenue in its Main catalog due to a lower number of orders compared to 2004. The increase in net revenue at Compass/ChildU was primarily due to an increase in software revenue of $2.3 from the same period in 2004 which was primarily attributable to the market acceptance of our new web-enabled Odyssey™ product line.

Gross profit. For the three-months ended March 31, 2005, gross profit increased by $4.3 million or 14.4%, to $34.1 million from $29.8 million from the same period in 2004. This increase was primarily due to the revenue increase discussed above. Gross profit at the Weekly Reader Corporation increased $2.5 million or 9.7% to $28.4 million from $25.9 million from the same period in 2004 as a result of an increase in gross profit at AGS of $3.5 million from 2004 driven by the volume increase described above partially offset by a decreases in gross profit at World Almanac and Weekly Reader of $0.7 million and $0.3 million, respectively from 2004 due primarily to the volume decrease described above. At CompassLearning/ChildU gross profit increased $1.8 million from the same period in 2004 driven by fixed cost of sales components applied to a higher revenue base and a low margin services sale made in the first quarter of 2004. WRC Media’s gross margin of 72.9% increased from the 69.6% for the same period in 2004 due to the factors described above and as a result of reduction in inventory write offs of inventory at WA Books from the first quarter of 2004.

Costs and expenses. For the three-months ended March 31, 2004, operating costs and expenses increased by $1.9 million, or 6.2%, to $32.4 million from $30.5 million from the same period in 2004. However, costs and expenses as a percentage of net revenue decreased to 69.2% from 71.3% from the same period in 2004. This increase in costs and expenses was primarily the result of: (i) $0.9 million or 7.8% increase in sales and marketing expenses primarily due to increases at AGS in sales commissions attributable to the increase in revenue, an increase due to the timing in the mailing of catalogs and an increase in the distribution of complimentary new product samples to prospective customers and increases in new customer acquisition costs and compensation costs of newly created sales and marketing positions at the Weekly Reader segment. These increases were partially offset by a decrease in sales and marketing expenses at Compass/ChildU as a result of a reduction in training and outside services costs and (ii) $0.6 million or 8.5% increase in general and administrative expenses primarily due to an increase at AGS as a result of expenditures for initiatives relating to disaster recovery/business continuity, improving the tracking of product development and providing the ability to provide scoring services with its testing and assessment products.

Interest expense, including amortization of deferred financing costs. For the three-months ended March 31, 2005, interest expense, including amortization of deferred financing costs, decreased by $0.1 million, or 0.7%, to $14.4 million from $14.5 million for the same period in 2004 due to a reduction in amortization of deferred financing fees of $1.8 million, or 78.3%, to $0.5 million from $2.3 million from the same period in 2004 as deferred financing fees attributable to the First-Lien Credit Facility that was refinanced in part by the Second-Lien Credit Facility, which closed on March 29, 2004 were written off in the first quarter of 2004. This decrease was partially offset by increases in the dividends and accretion on the 15% Senior Preferred Stock and interest on long-term debt. Dividends and accretion on the 15% Senior Preferred Stock increased by $1.1 million, or 21.1%, to $6.3 million from $5.2 million from the same period in 2004, reflecting the effect of interest on greater compounded balances. Interest expense on long-term debt increased by $0.5 million, or 23.8%, to $2.6 million from $2.1 million for the same period in 2004 due to both higher loan balances and interest rates. Interest expense as a percentage of net revenue decreased to 30.8% from 33.9% for the same period in 2004.

Adjusted EBITDA. For the three-months ended March 31, 2005, Adjusted EBITDA increased $3.0 million, or 69.8%, to $7.3 million from $4.3 million for the same period in 2004. This increase was primarily attributable to the factors described above. Adjusted EBITDA represents earnings before interest expense, taxes, depreciation, amortization and other (income) charges including restructuring costs of $0.1 million for the three-months ended March 31, 2004 and restructuring costs of $0.3 million for the three-months ended March 31, 2005. Adjusted EBITDA is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media’s performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit’s performance. We also useAdjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to net loss is as follows:

	Three-Months Ended March 31,
Adjusted EBITDA reconciliation to Net Loss	2004	2005

	(Dollars in millions)

Net Loss	$(16.3)	$(13.4)
Depreciation and amortization of intangibles (a)	5.2	5.5
Income taxes	0.8	0.5
Interest expense	14.5	14.4
Restructuring costs	0.1	0.3

Adjusted EBITDA	$4.3	$7.3

(a)	Amount includes amortization of capitalized software costs of $0.5 and $0.9 for 2004 and 2005, respectively which are included in costs of sales in the consolidated statements of operations.

Results of Operations for the Three-Months Ended March 31, 2005 – WRC Media Inc. and Subsidiaries – Segments

Weekly Reader

	Three-Months Ended March 31,
	2004	2005

	(Dollars in millions)

Revenue, net	$10.1	$10.0
Income from operations	1.9	0.8
Percentage of net revenue	18.8%	8.0%

Revenue, net. For the three-months ended March 31, 2005 net revenue at the Weekly Reader segment decreased by $0.1 million, or 1.0%, to $10.0 million from $10.1 million for the same period in 2004 as a result of lower net revenue of $0.3 million related to decreased custom publishing shipments partially offset by increased periodical revenue of $0.2 million from the same period in 2004.

Income (loss) from Operations. For the three-months ended March 31, 2005 segment income from operations decreased by $1.1 million or 57.9% to $0.8 million from $1.9 million as gross profit decreased by $0.3 million primarily due to a lower gross profit on custom publishing revenues and an increase in sales and marketing expenses of $0.6 million due to an increase in new customer acquisition costs and higher compensation costs due to newly created sales and marketing positions.

World Almanac

	Three-Months Ended March 31,
	2004	2005

	(Dollars in millions)

Revenue, net	$11.9	$10.3
Income from operations	1.4	0.7
Percentage of net revenue	11.8%	6.8%

Revenue, net. For the three-months ended March 31, 2005 net revenue at the World Almanac segment decreased by $1.6 million or 13.4% to $10.3 million from $11.9 million for the same period in 2004. This decrease was primarily due to the unfavorable funding environment as Gareth Stevens had lower net revenue of $1.0 million primarily in its telesales channel and WAE Library Services had lower net revenue of $0.6 million primarily due to reduced sales in its Main catalog due to a lower number of orders.

Income from Operations. For the three-months ended March 31, 2005 segment income from operations decreased by $0.7 million or 50.0% to $0.7 million from $1.4 million primarily due to a reduction in gross profit of $0.7 million as a result of the volume decrease described above partially offset by a write-off of inventory at WA Books in the amount of $0.2 million in the first quarter of 2004.

AGS

	Three-Months Ended March 31,
	2004	2005

	(Dollars in millions)

Revenue, net	$12.4	$16.5
Income from operations	1.5	3.5
Percentage of net revenue	12.1%	21.2%

Revenue, net. For the three-months ended March 31, 2005 net revenue at the AGS segment increased by $4.1 million or 33.1% to $16.5 million from $12.4 million for the same period in 2004 primarily due to an increase in AGS Assessment net revenue driven by the continued growth of new and revised assessment products.

Income from Operations. For the three-months ended March 31, 2005 segment income from operations increased by $2.0 million or 133.3% to $3.5 million from $1.5 million for the same period in 2004. Gross profit increased by $3.5 million as a result of the volume increase described above and an increase in sales of products that were developed internally with no royalties due. The increase in gross profit was partially offset by increases in sales and marketing expenses of $0.9 million, general and administrative expenses of $0.4 million and editorial expenses of $0.4 million from 2004. Sales and marketing expenses increased as a result of the timing of catalog mailings, an increase in compensation expense related to the increase in net revenues and an increase in the distribution of complimentary new product samples to prospective customers. The increase in general and administrative expenses was due primarily to the expenditures for business initiatives relating to disaster recovery/business continuity, improving the tracking of product development and providing the ability to provide scoring services with its testing and assessment products partially offset by a decrease in employee benefit costs. The increase in editorial expenses was due to 2004 contracts that were executed in the first quarter of 2005.

CompassLearning/ChildU

	Three-Months Ended March 31,
	2004	2005

	(Dollars in millions)

Revenue, net	$8.4	$10.0
Income (loss) from operations	(4.6)	(2.3)
Percentage of net revenue	(54.8%)	(23.0%)

Revenue, net. For the three-months ended March 31, 2005 net revenue at the CompassLearning/ChildU segment increased by $1.6 million or 19.0% to $10.0 million from $8.4 million for the same period in 2004. This increase was due to an increase in software revenue of $2.3 million from the same period in 2004 primarily attributable to the market acceptance of the web-enabled product line. The increase in software revenue was partially offset by decreases in professional development and technical support revenues of $0.3 million and $0.2 million respectively over the same period in 2004.

Loss from Operations. For the three-months ended March 31, 2005 segment loss from operations decreased by $2.3 million or 50.0% to $2.3 million from $4.6 million for the same period in 2004 as gross profit increased by $1.8 million as a result of the volume increase described above as fixed costs of sales components were applied to a higher software revenue base and also as a result of a low margin services sale made in the first quarter of 2004. In addition, sales and marketing expense decreased by $0.7 million primarily due a decrease in training and outside services. General and administrative expenses decreased by $0.1 million primarily due to a decrease in professional fees related to the previously disclosed SEC inquiry.

Consolidated Results of Operations for the Three-Months Ended March 31, 2005 – Weekly Reader Corporation and Subsidiaries

The following table sets forth, for the periods indicated, consolidated statements of operations data for Weekly Reader and its subsidiaries expressed in millions of dollars and as a percentage of net revenue.

	Three-Months Ended March 31,
	2004		2005

	Amount	% of Net Revenue	Amount	% of Net Revenue

	(Dollars in millions)

Revenue, net	$34.4	100.0%	$36.8	100.0%
Cost of goods sold	8.5	24.7%	8.4	22.8%

Gross profit	25.9	75.3%	28.4	77.2%
Costs and expenses:
Sales and marketing	7.0	20.3%	8.5	23.2%
Distribution, circulation and fulfillment	3.5	10.2%	3.5	9.5%
Editorial	2.9	8.4%	3.2	8.7%
General and administrative	5.1	14.8%	5.8	15.8%
Restructuring costs	—	0.0%	—	0.0%
Depreciation	0.4	1.2%	0.3	0.8%
Amortization of intangible assets	2.2	6.4%	2.1	5.7%

Total costs and expenses	21.1	61.3%	23.4	63.6%

Income from operations	4.8	14.0%	5.0	13.6%

Interest expense	(12.7)	(36.9%)	(14.4)	(39.1%)
Other income (expense), net	(0.2)	(0.6%)	(0.2)	(0.5%)

Loss before income tax provision	(8.1)	(23.5%)	(9.6)	(26.0%)
Income tax provision	0.2	0.6%	0.2	0.5%

Net loss	$(8.3)	(24.1%)	$(9.8)	(26.5%)

Adjusted EBITDA(a)	$7.2	20.9%	$7.2	19.6%

(a)	Adjusted EBITDA represents earnings before interest expense, taxes, depreciation, amortization and other (income) charges for the three-months ended March 31, 2004 and 2005. Adjusted EBITDA data is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media’s performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit’s performance. We also use Adjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments.

Three-Months Ended March 31, 2005 Compared to Three-Months Ended March 31, 2004

Revenue, net. Net revenues increased at Weekly Reader Corporation by $2.4 million, or 7.0% to $36.8 million from $34.4 million from the same period in 2004 due to an increase in net revenue at AGS of $4.1 million or 33.1% to $16.5 million from $12.4 million from the same period in 2004 primarily due to an increase in AGS Assessment net revenue due to growth in new and revised assessment products. The increase at AGS was partially offset by a decrease in net revenue at World Almanac of $1.6 million or 13.4% to $10.3 million from $11.9 million from the same period in 2004. This decrease was primarily due to the unfavorable funding environment as Gareth Stevens had lower net revenue in its telesales channel and WAE Library Services had lower net revenue in its Main catalog due to a lower number of orders from 2004.

Gross profit. Gross profit at the Weekly Reader Corporation increased $2.5 million or 9.7% to $28.4 million from $25.9 million from the same period in 2004 as a result of an increase in gross profit at AGS of $3.5 million from 2004 driven by the volume increase described above partially offset by a decreases in gross profit at World Almanac and Weekly Reader of $0.7 million and $0.3 million, respectively, from 2004 due primarily to the volume decrease described above. Overall, Weekly Reader Corporation consolidated gross profit as a percent of revenue increased to 77.2% from 75.3% from the same period in 2004 due to the factors described above and as a result of reduction in inventory write offs at WA Books compared to the first quarter of 2004.

Costs and expenses. For the three-months ended March 31, 2005, operating costs and expenses increased by $2.3 million, or 10.9%, to $23.4 million from $21.1 million from the same period in 2004. Costs and expenses as a percentage of net revenue increased to 63.6% from 61.3% from the same period in 2004. This increase was primarily the result of: (i) $1.5 million or 21.4% increase in sales and marketing expenses primarily due to increases at AGS in sales commissions attributable to the increase in revenue, an increase due to the timing of catalog mailings and an increase in the distribution of complimentary new product samples to prospective customers and increases in new customer acquisition costs and compensation costs of newly created sales and marketing positions at the Weekly Reader segment and (ii) $0.7 million or 13.7% increase in general and administrative expenses primarily due to an increase at AGS as a result of expenditures for business initiatives relating to disaster recovery/business continuity, improving the tracking of product development and providing the ability to provide scoring services with its testing and assessment products.

Interest expense. For the three-months ended March 31, 2005, interest expense, including amortization of deferred financing costs, increased by $1.7 million, or 13.4%, to $14.4 million from $12.7 million from the same period in 2004. Dividends and accretion on the 15% Senior Preferred Stock increased by $1.1 million, or 21.1%, to $6.3 million from $5.2 million from the same period in 2004, reflecting the effect of interest on greater compounded balances. Interest expense on long-term debt increased by $0.5 million, or 23.8%, to $2.6 million from $2.1 million for the same period in 2004 due to both higher loan balances and interest rates. Interest expense as a percentage of net revenue increased to 39.1% from 36.9% for the same period in 2004.

Adjusted EBITDA. For the three-months ended March 31, 2005, Adjusted EBITDA was unchanged at $7.2 million for the same period in 2004. Adjusted EBITDA represents earnings before interest expense, taxes, depreciation, amortization and other (income) charges. Adjusted EBITDA is a non-GAAP measure and is included in our discussion because we believe that this information may be considered by investors as an additional basis on which to evaluate WRC Media’s performance. Because all companies do not calculate Adjusted EBITDA identically, the presentation of Adjusted EBITDA in this report is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to represent cash flow from operating activities and should not be considered an alternative to net income or loss (as determined in conformity with GAAP) as an indicator of our operating performance or to cash flow as a measure of liquidity. It is presented herein as we use it, in addition to operating income, to evaluate and measure each business unit’s performance. We also useAdjusted EBITDA to evaluate management performance. Adjusted EBITDA may not be available for our discretionary use as there are requirements to repay debt, among other payments. The reconciliation of Adjusted EBITDA to net loss is as follows:

	Three-Months Ended March 31,
Adjusted EBITDA reconciliation to Net Loss	2004	2005

	(Dollars in millions)

Net loss	$(8.3)	$(9.8)
Depreciation and amortization of intangibles	2.6	2.4
Income taxes	0.2	0.2
Interest expense	12.7	14.4

Adjusted EBITDA	$7.2	$7.2

Results of Operations for the Three-Months Ended March 31, 2005 – Weekly Reader Corporation and Subsidiaries – Segments

Weekly Reader

	Three-Months Ended March 31,
	2004	2005

	(Dollars in millions)

Revenue, net	$10.1	$10.0
Income from operations	1.9	0.8
Percentage of net revenue	18.8%	8.0%

Revenue, net. For the three-months ended March 31, 2005 net revenue at the Weekly Reader segment decreased by $0.1 million, or 1.0%, to $10.0 million from $10.1 million for the same period in 2004 as a result of lower net revenue of $0.3 million related to decreased custom publishing shipments partially offset by increased periodical revenue of $0.2 million from the same period in 2004.

Income (loss) from Operations. For the three-months ended March 31, 2005 segment income from operations decreased by $1.1 million or 57.9% to $0.8 million from $1.9 million as gross profit decreased by $0.3 million primarily due to a lower gross profit on custom publishing revenues and an increase in sales and marketing expenses of $0.6 million due to an increase in new customer acquisition costs and higher compensation costs due to newly created sales and marketing positions.

World Almanac

	Three-Months Ended March 31,
	2004	2005

	(Dollars in millions)

Revenue, net	$11.9	$10.3
Income from operations	1.4	0.7
Percentage of net revenue	11.8%	6.8%

Revenue, net. For the three-months ended March 31, 2005 net revenue at the World Almanac segment decreased by $1.6 million or 13.4% to $10.3 million from $11.9 million for the same period in 2004. This decrease was primarily due to the unfavorable funding environment as Gareth Stevens had lower net revenue of $1.0 million primarily in its telesales channel and WAE Library Services had lower net revenue of $0.6 million primarily due to reduced sales in its Main catalog due to a lower number of orders.

Income from Operations. For the three-months ended March 31, 2005 segment income from operations decreased by $0.7 million or 50.0% to $0.7 million from $1.4 million primarily due to a reduction in gross profit of $0.7 million as a result of the volume decrease described above partially offset by a write off of inventory at WA Books in the amount of $0.2 million in the first quarter of 2004.

AGS

	Three-Months Ended March 31,
	2004	2005

	(Dollars in millions)

Revenue, net	$12.4	$16.5
Income from operations	1.5	3.5
Percentage of net revenue	12.1%	21.2%

Revenue, net. For the three-months ended March 31, 2005 net revenue at the AGS segment increased by $4.1 million or 33.1% to $16.5 million from $12.4 million for the same period in 2004 primarily due to an increase in AGS Assessment revenue driven by the continued growth of new and revised assessment product.

Income from Operations. For the three-months ended March 31, 2005 segment income from operations increased by $2.0 million or 133.3% to $3.5 million from $1.5 million for the same period in 2004. Gross profit increased by $3.5 million as a result of the volume increase described above and an increase in sales of products that were developed internally with no royalties due. The increase in gross profit was partially offset by increases in sales and marketing expenses of $0.9 million, general and administrative expenses or $0.6 million and editorial expenses of $0.4 million from 2004. Sales and marketing expenses increased as a result of the timing of catalog mailings, an increase in compensation expense related to the increase in net revenues and an increase in the distribution of complimentary new product samples to prospective customers. The increase in general and administrative expenses was due primarily to the expenditures for business initiatives relating to disaster recovery/business continuity, improving the tracking of product development and providing the ability to provide scoring services with its testing and assessment products partially offset by a decrease in employee benefit costs. The increase in editorial expenses was due to 2004 contracts that were executed in the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

General

At March 31, 2005 WRC Media’s sources of cash were (1) its operating subsidiaries, Weekly Reader, CompassLearning, and ChildU and (2) a $30.0 million revolving credit facility. As of March 31, 2005, there were no outstanding balances under the revolving credit facility. Additionally, the Company has stand-by letters of credit, renewable annually, in the amount of $2.0 million, which serve as security for a real estate lease entered into by the Company and $0.1 million for certain surety bonds issued on behalf of the Company. While these letters of credit are in effect, they reduce available borrowing under the revolving credit facility by $2.1 million. At March 31, 2005, the Company had $27.9 of credit available under the revolving credit facility.

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

The Second-Lien Facility has one financial covenant, a maximum ratio (the “Senior Leverage Ratio”) of Senior Secured Debt to trailing four quarter EBITDA not to exceed 4.25:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio not exceed 4.50:1.00, in each case to be tested on the last day of each fiscal quarter and computed for the Company and its consolidated subsidiaries. We were in compliance with this financial covenant as of March 31, 2005. The Company’s senior leverage ratio was 3.11:1:00 as of March 31, 2005. The Second-Lien Facility also limits the amount of capital expenditures, including all capitalized software development costs and capitalized prepublication costs, to $21.0 million for each year. To the extent permitted, for capital expenditures in any year less than $21.0 million, the remaining permitted amount may be carried forward to the next succeeding year.

In connection with entering into the Second-Lien Credit Facility, we entered into an amendment and restatement of our First-Lien Credit Facility, which now consists solely of a $30.0 million revolving credit facility. The cash available under our First-Lien Credit Facility, together with the cash from our operating subsidiaries, Weekly Reader, CompassLearning and ChildU, is considered adequate for the Company’s needs for the foreseeable future.

The First-Lien Credit Facility, as amended and restated, has a maturity of December 29, 2008, and has one financial covenant, a Senior Leverage Ratio of senior secured debt to trailing four quarter EBITDA not to exceed 4.00:1.00 for any fiscal quarter, except the fiscal quarter ended June 30, 2005 for which the Senior Leverage Ratio may not exceed 4.25:1.00, in each case to be tested on the last day of the fiscal quarter and computed for the Company and its consolidated subsidiaries. We were in compliance with this financial covenant as of December 31, 2004. As discussed above, the Company’s senior leverage ratio was 3.11:1.00 for the period ended March 31, 2005. The First-Lien Facility also limits the amount of capital expenditures, including all capitalized software development costs and capitalized prepublication costs, to $21.0 million for each year. To the extent permitted, for capital expenditures in any year less than $21.0 million, the remaining permitted amount may be carried forward to the next succeeding year.

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

Our First-Lien Credit Facility is secured by liens on substantially all of our assets and our Second-Lien Credit Facility is secured by second-priority liens on all the assets securing the First-Lien Facility.

Liquidity, Working Capital and Capital Resources

As of March 31, 2005 WRC Media and its subsidiaries had negative working capital of $20.4 million. WRC Media’s cash and cash equivalents were approximately $7.0 million at March 31, 2005. WRC Media and its subsidiaries’ operations used approximately $2.4 million in cash for the three-months ended March 31, 2005. WRC Media and its subsidiaries’ principal uses of cash are for debt service and working capital.

As of March 31, 2005, Weekly Reader and its subsidiaries had positive working capital of $11.7 million, which includes $8.8 million of amounts due from CompassLearning. Weekly Reader’s cash and cash equivalents were approximately $7.0 million at March 31, 2005. Weekly Reader and its subsidiaries’ operations used approximately $5.5 million in cash for the three-months ended March 31, 2005. Weekly Reader and its subsidiaries’ principal uses of cash are the debt service and working capital.

WRC Media and its subsidiaries’ investing activities for the three-months ended March 31, 2005, included investments in software development of approximately $1.3 million and capital expenditures of approximately $0.5 million.

Weekly Reader and its subsidiaries’ investing activities for the three-months ended March 31, 2005, included capital expenditures of approximately $0.5 million.

WRC Media and its subsidiaries’ financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the three-months ended March 31, 2005, there were no financing activities. The Second Lien Credit Facility does not amortize and we do not expect our financing activities going forward to include regular periodic retirement of term loans prior to maturity. The Second Lien Credit Facility matures on March 29, 2009.

Weekly Reader and its subsidiaries’ financing activities consist of making drawings from, and repayments to, our revolving credit facility and retiring amounts due under our senior secured term loans. For the three-months ended March 31, 2005, there were no financing activities. The Second Lien Credit Facility does not amortize, and we do not expect our financing activities going forward to include regular periodic retirement of term loans prior to maturity. The Second Lien Credit Facility matures on March 29, 2009.

Derivative Financial Instruments

Pursuant to the terms of the First and Second-Lien Credit Agreements, the Company is required to enter into or maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount that, when taken together with the aggregate principal amount of Total Debt, as defined, subject to a fixed interest rate, is at least equal to at least 50% of the aggregate principal amount of Total Debt. On November 15,2003, the Company entered into a one-year interest rate cap agreement with a notional principal of $61 million, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. This interest rate cap agreement expired November 15, 2004. Between November 15, 2004 and March 31, 2005, more than 50% of the aggregate principal amount of Total Debt, as defined, is subject to a fixed interest rate. Therefore, no interest rate cap agreement was required during that period.

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

Revenue Recognition

The Company’s revenue recognition policies for its principal businesses are as follows:

•	Periodicals – Revenue is deferred and recognized ratably over the subscription period, as the periodicals are delivered.

•	Educational Publishing – For shipments to schools, revenue is recognized on passage of title, which occurs upon shipment. Shipments to depositories are made on consignment. Revenue is recognized based on reported shipments from the depositories to the schools. Likewise, shipments to the distributor of the World Almanac and Book Of Facts and the World Almanac For Kids books are consignment sales. Revenue is recognized based on reported shipments from the distributor to its customers (primarily retail book stores). For certain software-based product, the Company offers new customers installation and training. In such cases, revenue is recognized when installation and training are complete.

•	Reference and Trade – Revenue from the sale of children’s books through the wholesale channel are recognized when books are shipped to wholesalers. Sales to school and public libraries made through the telemarketing preview channel are recorded upon notification from the customer of their intention to retain the previewed product. The sale of children’s books to bookstores and mass merchandisers primarily are recognized by the Company at the time the distributor ships these products to its customers. Concurrent with the recording of this revenue, the Company records distribution fees as a reduction of revenue.

•	Educational Software And Related Products And Services – Software revenues are recognized in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under SOP 97-2, we recognize revenue for hardware and software sales upon shipment of the product, provided collection of the receivable is probable, payment is due within one year and the fee is fixed or determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If significant post-delivery obligations exist, revenues are deferred until no significant obligations remain. Revenue from service contracts, instruction and user training is recognized as the services are performed and post-contract support is recognized ratably over the related contract. Deferred revenue represents the Company’s obligation to perform under signed contracts. For contracts with multiple elements (e.g., deliverable and undeliverable products, maintenance and other post-contract support), the Company allocates revenue to each undelivered element of the contract based on vendor specific objective evidence of its fair value. The Company recognizes revenue allocated to delivered products on the residual method when the criteria for product revenue set forth above are met. Certain of the Company’s customers are subject to fiscal funding requirements. If the funding requirements are subject to governmental approval, the likelihood of cancellation is assessed. If the likelihood of cancellation is assessed as remote, revenue is recognized. If the likelihood of cancellation is assessed as other than remote, revenue is deferred. If the funding requirements are subject to non-governmental approval, revenue is deferred and recognized in accordance with the remaining provisions of SOP 97-2. The Company also enters into lease financing arrangements for its software products and services. These leases are immediately assigned to a third-party with no recourse to the Company. The Company retains no risk in these arrangements and has no history of granting concessions related to the arrangements. Accordingly, the Company recognizes revenue upon delivery of its products and services under these lease arrangements.

•	Licensing – Licensing revenue is recorded in accordance with royalty agreements at the time licensed materials are available to the licensee and collections are reasonably assured.

•	Advertising – Revenue is recognized when the periodicals are shipped and available to the subscribers.

Pre-Publication Costs

Marketing, selling, distribution, editorial, and other general and administrative expenses are generally expensed as incurred. Certain editorial costs relating to the American Guidance, Weekly Reader, World Almanac and Gareth Stevens product lines are deferred and amortized using both straight-line and accelerated methods over periods ranging from three to ten years. The amortization is based on the expected life of the publication which is determined based on the Company’s historical experience with similar publications.

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

Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of our long-lived assets, including property and equipment, and finite lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our evaluations include analyses based on the undiscounted cash flows generated by the underlying assets, profitability information, including estimated future operating results and/or trends. If the undiscounted cash flows to be generated by the asset are determined by these evaluations to be less than its carrying amount, impairment is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge to the carrying value of the asset, in the future.

Goodwill and Other Identified Intangible Assets

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which we estimate using both discounted cash flow, as well as market approach methodologies. In applying these methodologies, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

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

The Company capitalizes the costs of acquiring, developing and testing software to meet the Company’s internal needs. Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Internal use software development costs are amortized using the straight-line method over a two- to five-year period.

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

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS 123. The revised statement clarifies the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Specifically, the statement eliminates the use of intrinsic value method of accounting provided for in APB 25, Accounting for Stock Issued to Employees, and requires entities to recognize the cost of equity instruments granted to employee using the grant-date fair value of the award. The provisions of SFAS 123R are effective for the Company beginning January 1, 2006. The adoption of SFAS 123R is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

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

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143. This interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. In addition, the entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of fiscal years ending after December 31, 2005. The adoption of FASB Interpretation No. 47 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

Seasonality

Operating results have varied and are expected to continue to vary from quarter to quarter as a result of seasonal patterns. Weekly Reader and Compass/ChildU’s net revenue are significantly affected by the school year. Weekly Reader’s net revenue in the third, and to a lesser extent the fourth, quarters are generally the strongest as products are shipped for delivery during the school year. Compass/ChildU’s net revenues were historically strongest in the second quarter, and to a lesser extent the fourth quarter. However, due to tight funding environment in the last couple of years, the trend has shifted towards the fourth quarter being the strongest, followed by the second quarter. The historical strength of the second quarter was generally attributed to the end of the school fiscal year (June 30) and the need for the schools to spend the money prior to year-end. In addition, by purchasing in the second quarter, schools are able to have the software products purchased and installed over the summer and ready to train teachers when they return from summer vacation. However, due to budget cuts, schools no longer have excess money at the end of their fiscal year which has recently resulted in lower sales for Compass/ChildU in our second fiscal quarter. Compass/ChildU’s recent fourth quarter revenue is strengthening as a result of sales patterns driven by new school year money being appropriated and funded, Compass/ChildU’s commissioned sales force seeking to meet year-end sales goals as well as schools purchasing software to be installed in time to take advantage of it during the second half of the school year.

Inflation

We do not believe that inflation has had a material impact on our financial position or results of operations for the periods discussed above. Although inflationary increases in paper, postage, labor or operating costs could adversely affect operations, we have generally been able to offset any such increases in costs through price increases, labor scheduling and other management actions.

Factors That May Affect The Future Results and Financial Condition

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to factors including the following and other risks identified in this Quarterly Report and factors identified from time to time in the Company’s other filings with the SEC:

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

Interest on the term loans under our Second Lien Credit Facility maturing in March 2009 will bear interest at a rate per annum equal to the LIBO rate as defined in the Second Lien Credit Facility plus 5.0% or the alternate base rate as defined in the Second Lien Credit Facility plus 4.0%. A 1% increase in interest rates under this facility would result in an increase in our annual interest costs of approximately $1.45 million.

Pursuant to the terms of the First and Second-Lien Credit Agreements, the Company is required to enter into or maintain interest rate protection agreements (interest rate swaps, caps, collars or similar agreements) in a notional amount that, when taken together with the aggregate principal amount of Total Debt, as defined, subject to a fixed interest rate, is at least equal to at least 50% of the aggregate principal amount of Total Debt. On November 15,2003, the Company entered into a one-year interest rate cap agreement with a notional principal of $61 million, which caps the LIBOR based rate, as defined, on those loans at 2.5%. The interest rate protection agreement did not qualify for hedge accounting treatment and as such the Company marks to market the contract at the end of each period. This interest rate cap agreement expired November 15, 2004. Between November 15, 2004 and March 31, 2005, more than 50% of the aggregate principal amount of Total Debt, as defined, is subject to a fixed interest rate. Therefore, no interest rate cap agreement was required during that period.

Contractual Obligations and Commercial Commitments

There were no material changes in the Company’s contractual obligations and commercial commitments during the three-month period ended March 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. WRC Media Inc.’s management, with the participation of the Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have not been any changes in WRC Media Inc.’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Pre-approval of Non-Audit Services

In accordance with Section 10A(i) of the Exchange Act, the Audit Committee of the Board of Directors of the Company will pre-approve the provision of all non-audit services to be provided to the Company by its independent registered public accounting firm, Deloitte & Touche LLP, as permitted by Section 10A.

Investor Relations

The Company posts on its Web site, www.wrcmedia.com, the date of its upcoming financial press releases and telephone investor calls at least five days prior to the event. The Company’s investor calls are open to the public and remain available to the public through the Company’s Web site for at least five days thereafter.

PART II

ITEM 6.  EXHIBITS

31.1	Certification of Ralph D. Caulo, Interim Chief Executive Officer of WRC Media Inc., and Weekly Reader Corporation, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated May 13, 2005.

31.2	Certification of Robert S. Yingling, Chief Financial Officer of WRC Media Inc., and Weekly Reader Corporation, pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended, dated May 13, 2005.

32	Certification of Interim Chief Executive Officer and Chief Financial Officer of WRC Media Inc. and Weekly Reader Corporation pursuant to 18 U.S.C. ss. 1350, dated May 13, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRC MEDIA INC.
WEEKLY READER CORPORATION

/s/ Ralph D. Caulo	Date: May 13, 2005
Ralph D. Caulo Interim Chief Executive Officer: WRC Media Inc. and Weekly Reader Corporation

/s/ Robert S. Yingling	Date: May 13, 2005
Robert S. Yingling Chief Financial Officer WRC Media Inc. and Weekly Reader Corporation